Form 10-K405
period 1998-12-31
JCC HOLDING CO
filed 1999-03-31
CIK 1021352

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER: 1-12095

                              JCC HOLDING COMPANY
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                        62-1650470
                (State or other                                 (I.R.S. Employer
        jurisdiction of incorporation)                       Identification Number)

                            512 SOUTH PETERS STREET
                          NEW ORLEANS, LOUISIANA 70130
                    (Address of principal executive offices)

                                 (504) 533-6000
                        (Registrant's telephone number)

          Securities registered pursuant to Section 12(b) of the Act:

                  TITLE OF EACH CLASS                     NAME OF EACH EXCHANGE ON WHICH REGISTERED
                  -------------------                     -----------------------------------------
Class A Common Stock, par value $0.01 per share             The American Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant was $17,335,553.125 at March 25, 1998, based on the closing sale price of $3.125 per share for the Class A Common Stock on such date on the American Stock Exchange.

     The number of shares of the registrant's Class A Common Stock outstanding at March 25, 1999 was 5,547,377.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Specifically identified portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders to be held on May 13, 1999 are incorporated by reference in Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              JCC HOLDING COMPANY

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS

 ITEM                                                                   PAGE
NUMBER                                                                 NUMBER
------                                                                 ------
                                    PART I
1.       Business....................................................      1
2.       Properties..................................................     59
3.       Legal Proceedings...........................................     60
4.       Submission of Matters to a Vote of Security Holders.........     60
4(A).    Executive Officers of the Registrant........................     60

                                   PART II
5.       Market for the Registrant's Common Equity and Related
           Stockholder Matters.......................................     62
6.       Selected Financial Data.....................................     63
7.       Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................     64
7(A).    Quantitative and Qualitative Disclosures about Market
           Risk......................................................     91
8.       Financial Statements and Supplementary Data.................     91
9.       Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure..................................    133

                                   PART III
10.      Directors and Executive Officers of the Registrant..........    133
11.      Executive Compensation......................................    133
12.      Security Ownership of Certain Beneficial Owners and
           Management................................................    133
13.      Certain Relationships and Related Transaction...............    133

                                   PART IV
14.      Exhibits, Financial Statement Schedules and Reports on Form
           8-K.......................................................    134
         Signatures..................................................    142

                                     PART I

ITEM 1.  BUSINESS

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     This report and the 1998 Annual Report of JCC Holding Company ("JCC Holding") include forward-looking statements, including in particular the statements about (1) the plans, objectives, expectations and prospects of JCC Holding and its subsidiaries under the headings "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this document and (2) the construction and opening by a subsidiary of JCC Holding of a land-based casino in New Orleans, Louisiana. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions identify forward-looking statements. Although JCC Holding believes that the plans, objectives, expectations and prospects reflected in or suggested by such forward-looking statements are reasonable, such statements involve uncertainties and risks, and JCC Holding cannot assure that such plans, objectives, expectations and prospects will be achieved. Important factors that could cause actual results to differ materially from the results anticipated by the forward-looking statements are set forth in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Performance" and elsewhere in this document. All written or oral forward-looking statements attributable to JCC Holding and its subsidiaries are expressly qualified in their entirety by these cautionary statements.

                                  THE COMPANY

GENERAL

     JCC Holding conducts its business through its wholly-owned subsidiaries, Jazz Casino Company, L.L.C., a Louisiana limited liability company ("JCC"), JCC Development Company, L.L.C., a Louisiana limited liability company ("JCC Development"), CP Development, L.L.C., a Louisiana limited liability company ("CP Development"), and FP Development, L.L.C., a Louisiana limited liability company ("FP Development"). JCC Holding, JCC, JCC Development, CP Development and FP Development are collectively referred to herein as the "Company." JCC Holding was incorporated on August 20, 1996 under Delaware law and, through JCC, is constructing a land-based Casino (the "Casino") in downtown New Orleans, Louisiana (the "City" or "Orleans Parish") at the foot of Canal and Poydras Streets on the site of New Orleans' former convention center (the "Rivergate"). Pursuant to an agreement between JCC and an agency of the State of Louisiana (the "State" or "Louisiana"), JCC has the exclusive right to operate a land-based Casino in Orleans Parish. Currently, JCC Holding's principal executive offices are located at 512 South Peters Street, New Orleans, Louisiana 70130, and its telephone number is (504) 533-6000.

     As discussed below under "Recent Reorganization," Harrah's Jazz Company ("HJC"), Harrah's Jazz Finance Corp. ("Finance Corp.") and Harrah's New Orleans Investment Company ("HNOIC") filed a Third Amended Joint Plan of Reorganization Under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") As Modified Through October 13, 1998 (the "Plan of Reorganization") with the United States Bankruptcy Court for the Eastern District of Louisiana (the "Bankruptcy Court"). The Plan of Reorganization was confirmed by the Bankruptcy Court on October 13, 1998 and the transactions contemplated thereby were consummated on October 30, 1998 (the "Effective Date"). Under the Plan of Reorganization, the Company is the successor to the operations of HJC, a general partnership that, prior to the Effective Date, was comprised of (i) HNOIC, an indirect wholly-owned subsidiary of Harrah's Entertainment, Inc. ("HET"), (ii) New Orleans/Louisiana Development Corporation ("NOLDC") and (iii) Grand Palais Casino, Inc. ("Grand Palais" and, collectively with HNOIC and NOLDC, the "Partners"). On the Effective Date, all of the partnership interests of HJC were transferred to JCC pursuant to the Plan of Reorganization and, as contemplated by the Plan of Reorganization, HJC is in the process of being dissolved in accordance with applicable state law. On the Effective Date, the holders of HJC's and Finance Corp.'s 14 1/4% First Mortgage Notes due 2001 with Contingent Interest (the "Old Bonds") acquired an aggregate of 5,197,377 shares of Class A Common Stock, par value $0.01 per share, of JCC Holding (the "Class A Common Stock"), which constituted approximately 93.7% of all of the issued and outstanding

Class A Common Stock. Also, on the Effective Date, HET, through an indirect wholly-owned subsidiary, acquired beneficial ownership of the Class B Common Stock, par value $0.01 per share, of JCC Holding (the "Class B Common Stock" and, together with the Class A Common Stock and the Unclassified Common Stock, $0.01 par value per share, of JCC Holding (the "Unclassified Common Stock"), the "Common Stock") and currently is the beneficial owner of 4,302,623 shares of Class B Common Stock, or 96.6% of all of the issued and outstanding Class B Common Stock. In addition, pursuant to the Plan of Reorganization, HET, or its affiliates, have entered into various agreements with the Company, including (i) a credit agreement pursuant to which HET and a subsidiary of HET have agreed to provide the Company with a loan of up to $22.5 million, (ii) agreements pursuant to which HET and a subsidiary of HET have agreed to guaranty certain of the Company's obligations under various agreements entered into in connection with the Plan of Reorganization and (iii) a management agreement pursuant to which a subsidiary of HET has agreed to manage and operate the Casino. See
"-- Development Plans," "-- Recent Reorganization," "-- Material
Agreements -- Junior Subordinated Credit Facility," "-- Amended Management Agreement," "-- HET/JCC Agreement," and "-- Amended Completion Loan Agreement."

DEVELOPMENT PLANS

     Under the Plan of Reorganization, except for certain real property which vested in CP Development and FP Development, all of the assets of HJC vested in JCC on the Effective Date. Pursuant to the Plan of Reorganization, on the Effective Date, HJC assigned to JCC an amended and renegotiated casino operating contract, which gives JCC the right to operate the Casino. In addition, pursuant to the terms of the Plan of Reorganization, as of the Effective Date, JCC succeeded to HJC's interest in (i) an approximately 30-year lease, subject to renewals (the "Ground Lease"), for the site in the City designated by law for the Casino's development and (ii) a general development agreement relating to the construction and development of the Casino (the "General Development Agreement"). The Ground Lease was amended by the Amended and Restated Lease Agreement dated October 29, 1998, among JCC, Rivergate Development Corporation, as landlord (the "RDC"), and the City, as intervenor (the "Amended Ground Lease"). The RDC is a public benefit corporation formed for the purpose of subleasing the site on which the Casino will be located. Beginning on the Effective Date, the Amended Ground Lease has a term of 30 years, with three consecutive ten-year renewal options. See "-- Material Agreements -- Amended Ground Lease." JCC owns and will operate the Casino after construction is complete. The Casino will be located in downtown New Orleans at the Rivergate site.

     The Casino is scheduled to open and commence operations by October 30, 1999 (the "Opening Date") and is expected to include 100,000 square feet of gaming space, a 250-seat buffet, two parking garages, an underground tunnel between the Casino and the parking garages (the "Poydras Tunnel Area") and approximately 12,000 square feet of multi-function, special event and meeting-room space on the first floor of the premises (collectively, the "Initial Casino Facilities").

     Concurrent with construction of the Initial Casino Facilities, the Company expects that approximately 130,000 square feet of multipurpose non-gaming entertainment space on the second floor of the premises will be constructed to the point at which the shell of the structure is complete ("Second Floor Shell Construction," and together with the Initial Casino Facilities, the "Casino Construction"). A group consisting of representatives of the RDC, JCC Development and JCC are developing a master plan for the initial build-out and leasing of the second floor for non-gaming uses (the "Master Plan"). See
"-- Material Agreements -- Second Floor Sublease -- Master Plan." The Master Plan, which must be approved by the City, is intended to establish, among other things, (i) leasing guidelines regarding rent, termination rights and termination fees, tenant improvements and concessions, permissible uses and brokerage fees, (ii) an initial capital improvement budget and (iii) an initial operating budget for the first year of second-floor operation. JCC has subleased the second floor to JCC Development pursuant to the terms of a sublease dated October 29, 1998 (the "Second Floor Sublease"), and JCC Development intends to manage and lease the second floor development in a manner consistent with the Master Plan. The term of the Second Floor Sublease will commence upon the occurrence of substantial completion of the Second Floor Shell Construction. The Louisiana Gaming Control Board (the "LGCB") will have approval rights over the Master Plan based upon the terms of the Louisiana Economic Development and Gaming Corporation Act and the

Louisiana Gaming Control Act (collectively, the "Gaming Act"). The LGCB will also have the authority to approve all subleases and uses on the second floor to ensure that such use is consistent with the Gaming Act and the rules and regulations promulgated thereunder (the "Rules and Regulations"). Subject to the approval of the Master Plan by the LGCB, entering into tenant leases and obtaining the necessary funding, the build-out of non-gaming tenant improvements on the second floor of the Casino beyond the Second Floor Shell Construction is targeted to be completed following completion of the Second Floor Shell Construction. JCC will be entitled to convert any portion of the second floor in the future to gaming use, subject to the approval of the LGCB and certain rights of the RDC. See "-- Regulation." The Company has not obtained the funding necessary to complete the build-out of non-gaming tenant improvements on the second floor of the Casino beyond the Second Floor Shell Construction. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Performance."

     The completion and opening of the Casino is subject to, among other things, receipt of the appropriate regulatory approvals, compliance with gaming laws and rules and regulations, and the issuance of licenses and permits (which require, among other things, suitability determinations by the State) to various vendors. The Company has received all of the material State and City regulatory approvals required to resume construction of the Casino and construction of the Casino has resumed. Prior to opening the Casino, however, the LGCB must still issue certain regulatory approvals relating to, among other things, all gaming equipment and devices used at the Casino, surveillance equipment, accounting controls and other operational issues to ensure compliance with the Gaming Act and the Rules and Regulations. In addition, employees of JCC and Harrah's New Orleans Management Company, as the manager of the Casino (the "Manager"), are required to obtain licenses and permits from the LGCB and the State Police before the Casino's operations commence. Also, prior to opening, under the Gaming Act and the Rules and Regulations, certain manufacturers, distributors and suppliers of gaming devices, junkets, goods or services to the Casino, as well as any person furnishing services or property to JCC in exchange for payments based on earnings, profits or receipts from gaming operations, and other persons deemed necessary by the LGCB, may be required to obtain a license or permit from the LGCB or the State Police in order to conduct business with JCC. Prior to opening, the Company may also be required to obtain certain modifications to the City's conditional use approvals and certain additional building permits may be required to accommodate the final design of the Casino. See
"-- Regulation -- Louisiana Gaming Act."

     Under the Plan of Reorganization, on the Effective Date, title to the real property owned by HJC at 3 Canal Place in New Orleans, adjacent to the Canal Place shopping center (the "3CP Property"), vested in CP Development, and title to the real property owned by HJC on Fulton and Poydras Streets in New Orleans, adjacent to the Casino parking facilities (the "Fulton Property"), vested in FP Development. CP Development and FP Development are wholly-owned subsidiaries of JCC Holding. The Company currently intends that CP Development and FP Development will develop the properties, possibly with the assistance of a third party developer, for entertainment uses that support the Casino. The Company has not obtained financing to fund the development of either the 3CP Property or Fulton Property. The 3CP Property and the Fulton Property do not generate any material revenues for the Company. The principal executive offices of the Company are currently located on the Fulton Property and the Company uses the 3CP Property for employee parking. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Performance -- The Company May Not be Able to Develop Certain of its Properties."

RECENT REORGANIZATION

     HJC was formed on November 29, 1993 for the purposes of developing, owning and operating a casino at the Rivergate site. HJC entered into a contract (the "Casino Operating Contract") with the Louisiana Economic Development and Gaming Corporation ("LEDGC") to develop and operate the casino at the Rivergate site and entered into the Ground Lease with the City and the RDC for the Rivergate site. HJC, the RDC and the City also entered into the General Development Agreement which governed the design, development and construction of the casino and certain related facilities and an open access program and open access plans adopted thereunder regarding hiring goals and programs (collectively, the "Open Access Program and Plans"). HJC engaged the Manager, an indirect wholly-owned subsidiary of HET, to manage the operations of the casino.

     On November 16, 1994, HJC closed a series of transactions to finance development of a casino at the Rivergate site (the "Initial Financing"), including (i) a $170 million equity contribution by the Partners which consisted of cash, fixed assets and project development expenses incurred by the Partners,
(ii) the sale of $435 million of Old Bonds and (iii) bank credit facilities providing for loans of up to $175 million aggregate principal amount (the "Old Bank Credit Facilities"). In addition, at the time of the Initial Financing, HJC anticipated that approximately $72 million of cash would be available from cash flow generated by the operations of a casino (the "Basin Street Casino") to be operated by HJC for approximately one year in the City's Municipal Auditorium on a temporary basis until a casino at the Rivergate site was completed.

     In January 1995, HJC began construction of a casino at the Rivergate site and on May 1, 1995, the Basin Street Casino opened with approximately 76,000 square feet of net gaming space, 3,046 slot machines and approximately 85 table games. The Basin Street Casino was managed by the Manager and was open 24 hours a day, seven days a week, except for approximately 65 hours from May 9 to May 11, 1995, when HJC was forced to close the Basin Street Casino because of flooding in the New Orleans area.

     HJC had originally projected that the Basin Street Casino would have gross gaming revenues of approximately $395 million per year, or an average of approximately $33 million per month. Instead, gross gaming revenues from the Basin Street Casino averaged approximately $13 million per month for the months of May through October 1995 and HJC suffered net losses totaling approximately $81 million during this same period. In an attempt to reduce such losses, in August 1995 HJC reduced the Basin Street Casino's (1) work force, (2) gaming space and (3) number of slot machines. Gross gaming revenues were not adversely affected by these changes. Operating results did not improve, however, and HJC continued to post net losses.

     By November 1995, all of the Partners' equity contribution and substantially all of the proceeds from the offering of the Old Bonds had been depleted. Construction of the casino at the Rivergate site was approximately 60% complete and, as a result of design modifications and project cost overruns, including the addition of hard cost contingencies, the approved project budget for the casino at the Rivergate site and the Basin Street Casino had increased from the original amount of $815.0 million to $823.5 million; however, the actual cost of constructing the casino at the Rivergate site as originally designed would likely have exceeded this amount. In addition, as discussed above, the Basin Street Casino had suffered significant operating losses in every month of operation.

     During a meeting on November 19, 1995, Bankers Trust Company ("BTCo"), acting as agent for the lending banks under the Old Bank Credit Facilities, informed HNOIC, the partner of HJC responsible for financing matters under HJC's partnership agreement, that the lending banks would not disburse funds to HJC under the terms of the Old Bank Credit Facilities. BTCo advised HNOIC that after reviewing certain financial information of HJC, including HJC's forecasts of reduced gross gaming revenues for the casino at the Rivergate site, it believed that there was a material adverse change in the financial prospects of HJC under the Old Bank Credit Facilities. Subsequently, HNOIC advised Grand Palais and NOLDC of such developments. Faced with an absence of funding because of BTCo's action, on November 21, 1995, HJC decided to close the Basin Street Casino and suspend construction of the casino at the Rivergate site. HJC also decided to file for bankruptcy protection. On November 21, 1995, BTCo declared the Old Bank Credit Facilities in default, accelerated the maturity of and terminated the bank loans, and withdrew $157 million of the cash on deposit in the banks' cash collateral account at the collateral agent under the Old Bank Credit Facilities.

     On November 22, 1995, HJC and Finance Corp., its wholly-owned subsidiary, filed voluntary petitions for relief under the Bankruptcy Code, ceased operations of the Basin Street Casino and, on or about the same date, suspended construction of the casino at the Rivergate site. HJC, Finance Corp., HNOIC and HET (collectively, the "Proponents") filed a plan of reorganization and related disclosure statement with the Bankruptcy Court on April 3, 1996. As a result of, among other things, ongoing negotiations with the City, the

State of Louisiana and other parties, the Proponents amended the plan of reorganization several times during the reorganization process.

     The effectiveness of the Plan of Reorganization was conditioned upon, among other things, the execution and delivery of a modified casino operating contract and all necessary approvals, if any, from the State. Although the LGCB approved a modified casino operating contract on April 29, 1997, the State took the position that the State legislature must also give its approval, which the State legislature had failed to do. On March 16, 1998 the State Attorney General issued an opinion that the LGCB has independent authority (without the necessity of any legislative approval) to renegotiate and execute a renegotiated casino operating contract. On March 20, 1998, the LGCB approved an amended and renegotiated Casino Operating Contract among HJC, JCC and the State, by and through the LGCB (the "Amended and Renegotiated Casino Operating Contract"), subject to, among other conditions, the condition that the Louisiana Supreme Court render a final, non-appealable judgment that the LGCB, acting on its own, is the proper party and has the legal authority to enter into the Amended and Renegotiated Casino Operating Contract with HJC or JCC on behalf of the State and the LGCB, without the specific approval of the Governor of the State or the State legislature. On May 15, 1998, the Louisiana Supreme Court issued a decision confirming that the LGCB has the independent authority to renegotiate and execute the Amended and Renegotiated Casino Operating Contract without seeking gubernatorial or legislative approval. Following a hearing on the adequacy of the disclosure statement held on September 3, 1998, the disclosure statement was approved, and the Plan of Reorganization was confirmed by Bankruptcy Court on October 13, 1998. The Plan of Reorganization and the transactions contemplated thereby, including the execution of the Amended and Renegotiated Casino Operating Contract, were consummated on October 30, 1998 and construction of the Casino has resumed. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Performance -- Gaming Laws and Regulations Could Adversely Affect the Company's Operations."

     The Plan of Reorganization provided that, for federal income tax purposes, the vesting of assets in JCC, CP Development and FP Development was deemed to have occurred as an exchange of the Old Bonds by the holders of Old Bonds ("Bondholders") for such assets, and an exchange by the Bondholders of such assets for the (i) Class A Common Stock, (ii) the Senior Subordinated Notes with Contingent Payments due 2009 of JCC (the "New Notes") and (iii) the Senior Subordinated Contingent Notes due 2009 of JCC (the "New Contingent Notes" and, together with the New Notes, the "Notes"). Pursuant to the Plan of Reorganization, the outstanding capital stock of JCC Holding consists of shares of Class A Common Stock and Class B Common Stock. With certain exceptions, including the election of directors and the right to separate class voting with respect to certain amendments to JCC Holding's Restated Certificate of Incorporation and Second Amended and Restated Bylaws (the "Bylaws"), each share of Common Stock (including, prior to the Transition Date (as defined below), each share of Class A Common Stock and Class B Common Stock) has identical rights and privileges, and ranks equally, shares ratably and is identical in every respect and as to all matters, including rights in liquidation, and is entitled to vote upon all matters submitted to a vote of the common stockholders, is entitled to one vote for each share of Common Stock held, and, except as otherwise required by law, the holders of shares of Common Stock generally vote together as one class on all matters submitted to a vote of stockholders.

     However, prior to the Transition Date, (i) the maximum number of authorized directors on JCC Holding's board of directors is six, three of which are to be elected by the holders of the Class A Common Stock (each, a "Class A Director") and three of which are to be elected by the holders of the Class B Common Stock (each, a "Class B Director"), (ii) any amendment to the JCC Holding's Restated Certificate of Incorporation and Bylaws which affects the rights of holders of the Class A Common Stock or the Class A Directors or which affects the rights of holders of the Class B Common Stock or the Class B Directors must be approved by the affirmative vote of the holders of a majority of the affected class of Common Stock and (iii) only certain entities may hold Class B Common Stock.

     On the Transition Date, each share of Class A Common Stock and each share of Class B Common Stock will automatically convert into one share of Unclassified Common Stock. Accordingly, on and after the Transition Date, directors will be elected by the affirmative vote of the holders of a plurality of the shares of

Unclassified Common Stock and the restrictions described in clauses (ii) and
(iii) of the preceding paragraph will no longer be applicable.

     "Transition Date" means the date upon which the earliest of the following events occurs: (i) the third anniversary of the date on which the Casino is open to customers, (ii) the end of two consecutive 12-month periods in each of which contingent payments under the New Notes and the New Contingent Notes equals or exceeds $15 million and (iii) the end of a 30-day period during which the average daily closing Minimum Market Value (as defined below) equals or exceeds $435 million. "Minimum Market Value" means, for any trading day, the sum of (a) the closing price of Class A Common Stock multiplied by the number of shares of Class A Common Stock that were issued to holders of the Old Bonds on the Effective Date pursuant to the Plan of Reorganization and (b) the closing price for $1,000 of the New Notes and the New Contingent Notes divided by $1,000, and then multiplied by the aggregate principal amount of the New Notes and the New Contingent Notes outstanding.

     Prior to the Effective Date, the Company had not issued any shares of Common Stock. Pursuant to the Plan of Reorganization, JCC Holding issued an aggregate of 10 million shares of Common Stock on the Effective Date. Harrah's Crescent City Investment Company, a Nevada corporation and an indirect wholly-owned subsidiary of HET ("HCCIC"), acquired shares of Class B Common Stock in consideration for, among other things, an equity investment (the "New Equity Investment") of $15 million in JCC Holding and the conversion to equity and contribution to JCC Holding on the Effective Date of $60 million in debtor-in-possession financing that had been provided to HJC by HET or its affiliates during the reorganization. Additionally, on the Effective Date, any claim of HET or its affiliates to any interest which had accrued on the debtor-in-possession financing provided to HJC prior to the Effective Date was cancelled. Also in connection with the Plan of Reorganization, HCCIC received warrants (the "HET Warrant") entitling it to purchase additional shares of Unclassified Common Stock such that, upon the exercise of the HET Warrant in its entirety, HET and its subsidiaries will own in the aggregate 50.0% of the then outstanding shares of Common Stock, subject to certain adjustments. See "-- Material
Agreements -- HET Warrant."

     Under certain settlement agreements executed in connection with the Plan of Reorganization, on the Effective Date, HCCIC transferred from its acquired shares of Class B Common Stock (i) options to purchase 300,000 shares of Class B Common Stock to the shareholders of NOLDC, (ii) options to purchase 150,000 shares of Class B Common Stock to Bank One, Louisiana, N.A., formerly known as First National Bank of Commerce ("Bank One") and (iii) its right to receive 350,000 shares of Class B Common Stock to the senior secured bondholders of Grand Palais. Because the senior secured bondholders of Grand Palais are not permitted to own shares of Class B Common Stock under the JCC Holding's Restated Certificate of Incorporation, the 350,000 shares received by them were automatically converted into shares of Class A Common Stock. Subsequent to the Effective Date, Bank One exercised its options and on November 13, 1998 HCCIC transferred 150,000 shares of its Class B Common Stock to Bank One. Accordingly, HET, through HCCIC, currently beneficially owns an aggregate of 4,302,623 shares of Class B Common Stock, or approximately 96.6% and approximately 43.0% of the issued and outstanding shares of Class B Common Stock and Common Stock, respectively. Therefore, through HCCIC, HET has the power to elect all of the Class B Directors, constituting half of the full board of directors. In the event that the options granted by HCCIC to the shareholders of NOLDC are exercised in full, the Company believes that control of the Company will not change because the JCC Holding's Restated Certificate of Incorporation requires that, prior to the Transition Date, HET and any direct or indirect wholly-owned subsidiary of HET (collectively, the "Harrah's Entities") are required to own not less than 51% of the outstanding Class B Common Stock (unless a lesser percentage is approved by the Class A Directors and the Class B Directors). As a result, the Harrah's Entities will continue to have the power to elect the Class B Directors.

     Also pursuant to the Plan of Reorganization, on the Effective Date (i) 3,710,115 shares of Class A Common Stock, or approximately 37.1% of the Common Stock issued on the Effective Date, were distributed on a pro rata basis to the Bondholders and (ii) 1,487,262 shares of the Class A Common Stock, or approximately 14.9% of the Common Stock issued on the Effective Date, were issued to a disbursing agent for the benefit of Bondholders who consented to releases as provided in the Plan of Reorganization. This 1,487,262 shares of Class A Common Stock included HCCIC's right to receive on the Effective Date 200,000 shares of Common Stock under the Plan of Reorganization. Accordingly on the Effective Date, the Bondholders received an aggregate of 5,197,377 shares of Class A Common Stock, or approximately 93.7% and approximately 52.0% of the issued and outstanding Class A Common Stock and Common Stock, respectively. In addition, on the Effective Date each Bondholder received its pro rata share of the aggregate principal amount of the New Notes and the New Contingent Notes. See "-- Material Agreements -- New Notes and New Contingent Notes."

     Also in connection with the Plan of Reorganization, JCC obtained (i) a $60 million term loan (the "A Term Loan") from a syndicate of lenders led by BTCo (the "Bank Lenders"), (ii) a $151.5 million term loan from the Bank Lenders (the "B Term Loan" and, together with the A Term Loan, the "Term Loans") and (iii) a credit facility pursuant to which Harrah's Operating Company, Inc. ("HOCI") has agreed to make available up to $22.5 million of subordinated indebtedness (the "Junior Subordinated Credit Facility"). In addition, JCC issued to BTCo, Bank One, Salomon Smith Barney Inc., Donaldson, Lufkin & Jenrette Securities Corporation and BT Alex. Brown Incorporated, approximately $27.3 million aggregate principal amount of 8% Convertible Junior Subordinated Debentures due 2010 of JCC (the "Convertible Junior Subordinated Debentures"). JCC also has up to $25 million available for working capital purposes under a working capital line of credit (the "Working Capital Facility" and, together with the Term Loans, the "Bank Loans"). However, subject to certain exceptions, JCC must repay any amounts outstanding under the Working Capital Facility on the Termination of Construction Date (as defined herein under "Material Agreements -- Completion Guarantees"). See "-- Material Agreements -- Bank Loans" and "-- Convertible Junior Subordinated Debentures." In addition, the Plan of Reorganization effected amendments to the Ground Lease, the General Development Agreement and other contracts and plans, including the Open Access Program and Plans. See
"-- Material Agreements." Also, the lease among HJC, the City and the RDC for the Basin Street Casino was terminated prior to the Effective Date.

     Under the terms of JCC Holding's Restated Certificate of Incorporation, on the Transition Date a number of events will occur, some of which may impact control of the Company. Prior to the Transition Date, the Class B Directors, as members of the Gaming Committee of JCC Holding's the board of directors, generally supervise the day-to-day activities of the Company, with the exception of certain significant transactions. In addition, HET currently beneficially owns approximately 96.6% of the issued and outstanding Class B Common Stock, and, prior to the Transition Date, the JCC Holding's Restated Certificate of Incorporation requires that the Harrah's Entities own not less than 51% of the outstanding Class B Common Stock (unless a lesser percentage is approved by the Class A Directors and the Class B Directors). Consequently, prior to the Transition Date, HET is able to elect all of the directors who will exercise day-to-day control over the Company. In addition, JCC has engaged the Manager, an indirect wholly-owned subsidiary of HET, to manage the operations of the Casino. See "-- Description of The Manager" and "-- Material
Agreements -- Amended Management Agreement." As a result of HET's ability to elect the Class B Directors and the engagement of the Manager to operate the Casino, prior to the Transition Date the ability of holders of Class A Common Stock to influence the day-to-day operations of the Company may be limited. On the Transition Date, however, HET may no longer be able to exercise such control over the Company because each share of Class A Common Stock and each share of Class B Common Stock will automatically convert into shares of Unclassified Common Stock, the classification of the board of directors will be eliminated and the Gaming Committee will terminate. Nevertheless, upon and after the Transition Date, the HET Warrant becomes exerciseable and, if exercised in its entirety, HET and its subsidiaries would own up to 50.0% of the then outstanding shares of Common Stock, subject to certain adjustments. In addition, following the Transition Date, the Manager will continue to manage the operations of the Casino. See "-- Material Agreements -- HET Warrant" and "-- Amended Management Agreement."

THE CASINO

     When HJC filed for bankruptcy in November 1995, construction at the Rivergate site stopped. At the time construction stopped, the Casino was approximately 60% complete. The building shell, including the structural steel, exterior walls and roof was approximately 76% complete, and the building interior, including the mechanical and electrical systems and interior finishes, was approximately 35% complete. Construction resumed on March 11, 1996 for the limited purpose of enclosing the structure, which was completed on or about September 6, 1996.

     As redesigned pursuant to the Plan of Reorganization, the Casino will contain five themed areas named The Jazz Court, The Mardi Gras Court, The Smuggler's Court, The Court of the Mansion and The Court of Good Fortune. The remaining space will be used for a food service area, casino support facilities, and multi-function, special event and meeting-room space. The second floor of the Casino will be initially developed for non-gaming uses. Parking for approximately 400 cars and approximately 145,000 square feet of back-of-house and support areas will be provided under the main gaming floor. Across Poydras Street and connected to the Casino by the Poydras Tunnel Area will be a newly constructed parking facility which will contain approximately 1,550 parking spaces. Under the Plan of Reorganization and the Amended and Renegotiated Casino Operating Contract, the Basin Street Casino will not re-open.

     JCC Development intends to sublease and manage the second floor development in a manner consistent with the Master Plan. JCC may convert any portion of the second floor in the future to gaming use, subject to approval of the LGCB and the Amended and Renegotiated Casino Operating Contract. If, however, such conversion were to reduce the sublease revenue payable to the RDC pursuant to the Second Floor Sublease, JCC would be required to compensate the RDC for such reduction. See "-- Material Agreements -- Second Floor Sublease -- Rent."

     JCC has approximately 3,000 slot machines in inventory. Due to outdated technology, limited vendor support and poor player appeal, approximately 1,400 of these owned machines require replacement. In order to open the Casino with approximately 2,900 slot machines, JCC intends to acquire approximately 1,300 slot machines through a combination of operating leases and purchases.

     The Initial Casino Facilities are scheduled to open and commence operations by October 30, 1999. The Second Floor Shell Construction is scheduled to be completed substantially concurrently with the opening of the Initial Casino Facilities. As of March 15, 1999, construction of the Casino and its parking garages was approximately 70% complete and construction of the Second Floor Shell Construction was approximately 80% complete.

     The gaming activities that may be conducted at the Casino, subject to the rule-making authority of the LGCB, include any banking or percentage game that is played with cards, dice or any electronic, electrical or mechanical device or machine for money, property or any thing of value, but exclude lottery, bingo, charitable games, raffles, electronic video bingo, pull tabs, cable television bingo, wagering on dog or horse races, sports betting or wagering on any type of sports contest or event. Under existing law, the Casino will be open 24 hours per day, every day of the year and will extend credit, with no loss or wagering limits. See "-- Regulation" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Performance -- Gaming Laws and Regulations Could Adversely Affect the Company's Operations -- The interpretation of current regulations and the Gaming Act could adversely affect the Company's operations."

MARKETING STRATEGY

     JCC's marketing strategy will be designed to attract primarily a broad "middle market" of casino patrons. JCC does not intend to seek those casino patrons who are most interested in discounts, but does expect to have a program designed to attract both domestic and international premium gaming customers. JCC expects to use marketing material emphasizing the Casino as a total entertainment destination which leverages New Orleans' unique music, food, history, architecture and spirit. Additionally, under the terms of the Amended Ground Lease, JCC agreed to pay the City $1 million per year for the purpose of marketing and promoting the Casino as a part of the City's destination marketing program pursuant to the guidelines therein, the first installment of which was contributed on the Effective Date. See "-- Material Agreements -- Amended Ground Lease -- Term, Fees and Impositions."

DESCRIPTION OF THE MANAGER

     JCC has engaged the Manager to manage the operations of the Casino. The Manager is an indirect wholly-owned subsidiary of HET and was formed in May 1993 for the purpose of acting as the manager of the Casino at the Rivergate site. The Manager is responsible for and has authority over, among other things: hiring, supervising and establishing labor policies with respect to employees working in the Casino; gaming and entertainment policies and operations including security and internal control procedures; advertising, marketing and promotion of the Casino; Casino-level accounting and budgeting functions; maintaining, renovating and improving the Casino; performing certain system services generally performed at casinos owned or managed by HET or its affiliates; and performing certain other functions identified by JCC and agreed to by the Manager.

     HET's casino business commenced operations more than 60 years ago and, through its operating subsidiaries and other affiliates, HET currently operates casino entertainment facilities in 10 states and Sydney, Australia. Such facilities include: casino hotels in the five traditional U.S. gaming markets of Reno, Lake Tahoe, Las Vegas and Laughlin, Nevada and Atlantic City, New Jersey; riverboat or dockside casinos in Joliet, Illinois, Vicksburg and Tunica, Mississippi, Shreveport, Louisiana, North Kansas City and St. Louis, Missouri, and East Chicago, Indiana; casinos on Native American lands near Phoenix, Arizona, Cherokee, North Carolina and Topeka, Kansas; and a land-based casino in Sydney, Australia. As of December 31, 1998, HET, through its operating subsidiaries and other affiliates, operated a total of approximately 1,120,000 square feet of casino space, 30,162 slot machines, 1,167 table games and 11,685 hotel rooms or suites.

COMPETITION

     Since the time the land-based Casino project was originally proposed in the early 1990s, considerable competition has developed which may adversely impact the Casino's profitability. The Company believes that the Casino will face significant competition on a national, regional and local scale from gaming operations in Mississippi and, on a regional and local scale, from gaming operations in the State. The Company believes that the Casino will also compete for patrons on a national and international scale with large casino hotel facilities in Las Vegas, Nevada and Atlantic City, New Jersey. Because of the large number of casinos competing on both the local and national levels and the continued development of other gaming markets, the competition facing the Casino has increased. In addition, negative publicity associated with HJC's bankruptcy may materially and adversely impact the Casino's ability to attract gaming patrons.

     The Gaming Act and the Rules and Regulations prohibit the Company from engaging in certain activities including, among others, the following:

     - giving away or subsidizing food within the Casino;
     - offering food services with direct table service or with seating in excess of 250 persons;
     - contracting with local restaurant owners to provide food at designated areas within the Casino, except under certain circumstances;
     - offering lodging within the Casino facility;
     - engaging in any practice or entering into any business relationships to give any hotel, whether or not affiliated with JCC, any advantage or preference not available to any similarly situated hotels; and
     - selling products in the Casino that are not directly related to gaming.

     In addition, licensees are prohibited from, among other things, giving away or subsidizing food within the Casino or offering food services with direct table service or with seating in excess of 250 persons. Also, the provisions described above relating to food, lodging and retail activities apply to the Company's operations on the second floor of the Casino. Under the terms of the Second Floor Sublease, currently the Company is also prohibited from offering facilities on the second floor of the Casino, the principal business purpose of which is a restaurant. Unlike the Casino, the vast majority of the Casino's competitors operate without restrictions on lodging, food services and entertainment due primarily to the fact that the legislation authorizing casino gaming operations conducted by the Company's competitors was adopted without such restrictions. The Company believes that the ability to provide such amenities is a considerable competitive advantage for the Casino's competitors. See "Item 7. Management's Discussion and Analysis of Financial Condition and

Results of Operations -- Factors Affecting Future Performance -- The Casino is Subject to Limits on Providing Lodging, Food Services, Entertainment and Retail Operations That Could Impact Its Ability to Operate Profitably" and "-- The Gaming Industry is Highly Competitive."

     Mississippi. JCC will compete on a national, regional and local scale for visitors with existing gaming facilities in Mississippi. The Mississippi Gulf Coast has emerged as a major gaming destination. There are currently 12 dockside casinos operating in the Mississippi Gulf Coast which are within 100 miles of New Orleans, and significant enlargements to many of these facilities are underway or have been announced. Such enlargements include significant expansions of hotel space, and additions of retail, convention space and golf courses. Plans to build additional new dockside casinos in the Mississippi Gulf Coast have been announced and a substantial number of applications to operate casinos in Mississippi have been filed with the Mississippi Gaming Commission. In addition, in March 1999 Mirage Resorts Inc. opened Beau Rivage, an 1,800 room hotel, resort and dockside casino in Biloxi that is larger than any hotel in New Orleans. Approximately $700 million was spent to develop Beau Rivage and due to its size, amenities and ownership, it is anticipated to provide significant competition to the Casino. The Mississippi enabling legislation allows dockside gaming and does not limit the number of casinos or the square feet of gaming space in these facilities. Mississippi has recently promulgated a regulation, however, that requires new entrants in the industry to expend certain amounts of money on non-gaming facilities in addition to the casino boat itself. In addition, unlike the Casino, gaming facilities in Mississippi operate without restrictions on lodging, food and beverage service, and entertainment, and several of such facilities have recently expanded to enhance such services. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Performance -- The Gaming Industry is Highly Competitive" and "-- The Casino is Subject to Limits on Providing Lodging, Food Services, Entertainment and Retail Operations That Could Impact Its Ability to Operate Profitably."

     Louisiana. Under Section 240 of the Gaming Act, JCC has the exclusive right to operate a land-based casino in the City. In authorizing the operation of a single, official land-based gaming establishment, the State legislature's intent was to promote economic development and maintain public confidence in the integrity of casino gaming operations in a manner that ensures that the owner or operator of the casino has no incentive to (i) divert or skim revenues, (ii) engage in illegal activities or reduce competition from other gaming entities, or (iii) conduct land-based gaming operations so as to prevent guests from patronizing local businesses other than the official gaming establishment. The legislature further determined that by authorizing only a single, official land-based casino, all persons involved with the proposed casino gaming operation, including manufacturers, suppliers, and distributors of certain gaming devices and equipment, could be licensed, regulated, and controlled in such a manner as to, among other things, protect the public health, safety, morals, good order, and general welfare of the citizens of the State. Notwithstanding its exclusive right to operate a land-based Casino in the City, on a regional and local scale, the Casino will still compete with gaming operations in Louisiana, where 13 riverboats are operating, including:

     - one riverboat in Orleans Parish;
     - two riverboats in the New Orleans metropolitan area;
     - two riverboats in Baton Rouge;
     - four riverboats in Lake Charles in western Louisiana; and
     - four dockside casinos in Shreveport/Bossier City in northern Louisiana.

     The Casino may also compete with a fourteenth riverboat in Shreveport that was conditionally awarded a license to operate and is in the development stages. In addition, one license to conduct riverboat gaming in the State has not yet been awarded, however, the award of such license has been deferred pending the results of an LGCB study on the effects of gaming in Louisiana. The Louisiana Riverboat Economic Development and Gaming Control Act (the "Riverboat Act") presently does not impose wagering or loss limits and permits all forms of gaming with the exception of sports betting. Although the Riverboat Act permits only dockside gaming at the facilities in the Shreveport area, the Riverboat Act has been administered so as to allow riverboats to refrain from cruising under certain circumstances. Riverboats that remain moored under such circumstances are permitted to allow unlimited ingress and egress of customers. The Company cannot assure that the Riverboat Act will not be amended to permit unlimited dockside gaming or to increase the number of permitted riverboats. The Casino will also compete with land-based gaming facilities located in central Louisiana on Native American land. The Tunica-Biloxi, Chitimacha and Coushatta Native American tribes have each opened a casino near the towns of Marksville, Charenton and Kinder, respectively. Each casino is located more than 105 miles from New Orleans.

     National and International Competition. The Casino will compete for patrons on a national and international scale with large casino hotel facilities located in Las Vegas, Nevada and Atlantic City, New Jersey. Several new facilities have recently opened in Las Vegas and certain existing facilities in Las Vegas and Atlantic City have undergone major expansions. This construction and expansion increased the number of hotel rooms and gaming positions in the Las Vegas and Atlantic City markets and created several attractions which have enhanced the appeal of those cities as tourist destinations. To a lesser degree, the Casino will also compete for international patrons with casinos in other parts of the world.

     Other Venues. Additional regional competition may be generated from land-based or dockside casino facilities to be located in states which do not currently allow casino gaming activities including Alabama and Texas. Bills seeking to legalize gaming were introduced in both of these states in the past. Although these bills were not enacted, similar bills may be introduced in future legislative sessions.

     Other Forms of Legal Wagering. The Casino will compete for local customers with other forms of legal wagering, including racetracks and off-track betting parlors. In addition, under Louisiana law, certain parishes (including Orleans Parish) permit:

     - restaurants, taverns, hotels and licensed clubs to operate up to three video draw poker devices per location;
     - qualifying truck stops to operate up to 50 video draw poker devices per location; and
     - racetracks and off-track betting parlors to operate an unlimited number of video draw poker devices per location

     Louisiana law, however, limits video draw poker device wagering and jackpots. Other forms of wagering, including charitable gaming and a state lottery, will provide additional local competition. Further, in 1997, the State legislature authorized the use of slot machines at race tracks located in three parishes in the State (but not Orleans Parish), subject to a 15,000 square foot limitation. The authorization for this bill was subject to a referendum in each of the parishes where the race tracks are located to approve the use of slot machines. The voters in two of the three parishes approved the use of slot machines at the race tracks located in those parishes. The authorization for this bill remains subject to further legislative action on the fees and taxes to be imposed on the slot machines. Legislation to impose such fees and taxes was introduced in the 1998 fiscal session of the State legislature, but failed to receive legislative approval. Future consideration of this issue is likely by the State legislature. If slot machines are ultimately permitted at race tracks in the two parishes that approved the use of slot machines, the Casino would compete for patrons with slot machines at such race tracks.

ENVIRONMENTAL MATTERS

     Subject to all of its rights and defenses at law and equity, JCC may be subject to various federal, state and local laws, ordinances and regulations that impose liability for the costs of cleaning up sites of past spills, disposals or other releases of hazardous or toxic substances or wastes and certain damages resulting therefrom, and may be subject to other laws, ordinances and regulations that govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous or toxic wastes. Pursuant to certain of such laws, current and past owners and "operators" of real estate (including lessees) may be liable for the costs of removal or remediation of certain hazardous substances on, in or about such properties. Removal of such hazardous substances, in turn, may expose JCC to potential responsibility for contamination at off-site locations. The liability imposed by such laws is often joint and several, and without regard to whether the owner/operator knew of, or was responsible for, the presence of such hazardous substances. In addition, the presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner/operator's ability to borrow using such real estate as collateral.

     JCC owns and leases a number of properties, some of which were formerly owned or leased by companies with operations that involved or may have involved the use of hazardous substances. Some of the buildings on property owned or leased by JCC contain asbestos. Asbestos abatement costs incurred by HJC in connection with the construction of the Casino were approximately $3.7 million. Asbestos abatement costs incurred by HJC in connection with the renovation of the City's Municipal Auditorium were approximately $590,000. Asbestos and lead-based paint abatement costs in connection with the Municipal Auditorium restoration project were approximately $30,000. The Amended Ground Lease requires JCC to indemnify the RDC and the City for environmental liabilities with respect to causes of action arising after November 30, 1994, other than those caused by third parties, and to assume responsibility for any environmental cleanup on or under the Casino, regardless of when the environmental contamination occurred, unless known by various City departments.

     The removal and disposal of polychlorinated biphenyl ("PCB") at the Rivergate site has been completed. In connection with that removal, HJC incurred costs of $973,000. By separate indemnity agreements, the City agreed to indemnify HJC from and against any liability if, as a result of removing PCBs at the Rivergate site, HJC should be declared to be an owner or guarantor of the PCBs which were removed. The costs and expenses of the removal were credited to rents previously due under the lease for the Basin Street Casino.

     The Company does not anticipate that future expenditures for compliance with environmental laws and regulations will materially and adversely affect the Company. The Company cannot assure, however, that such matters, or that compliance with environmental laws and regulations that may be enacted in the future, will not materially adversely affect the Company. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Performance -- The Company May Be Subject to Environmental Liabilities."

EMPLOYEES

     As of March 15, 1999, the Company employed 58 people on a full-time basis and two people on a part-time basis. JCC, through the Manager, is in the process of recruiting and training employees to operate the Casino. To the extent permitted by law and contract, JCC, in its hiring directed toward the opening of the Casino and as practicable thereafter, will give priority to consideration of the former employees of the Basin Street Casino in an evaluation of the candidate qualifications. The Casino's executive staff will be comprised of employees of the Manager and JCC. See "-- Material Agreements -- Amended GDA," "-- Amended Management Agreement," "-- Amended Open Access Program and Plans" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Performance -- JCC May Not be Able to Retain Qualified Personnel to Staff its Operations."

TITLE INSURANCE

     JCC has obtained a title insurance policy from First American Title Insurance Company ("First American") for the premises underlying the Casino leased by JCC pursuant to the Amended Ground Lease and certain related leased property (the "Casino Premises"). In addition, CP Development has obtained a title insurance policy covering the 3CP Property and FP Development has obtained a title insurance policy covering the Fulton Property. With respect to each of the foregoing, such policies consist of lenders' title insurance policies for the benefit of HET and HOCI, as Minimum Payment Guarantors (as defined herein under "-- Material Agreements -- Bank Loans"), the Bank Lenders and the holders of the Notes and owners' title insurance policies for the benefit of JCC, CP Development and FP Development.

     The owners' title insurance policy for the Casino Premises provides coverage in the amount of $524 million. The lenders' title insurance policy for the Casino Premises provides coverage equal to (i) $100 million in favor of HET and HOCI, (ii) the total amount of indebtedness under the Bank Loans in favor of BTCo, as administrative agent for the Bank Lenders (the "Administrative Agent"), and (iii) the aggregate principal amount of the Notes in favor of Norwest Bank Minnesota, National Association, as trustee (the "Trustee") under the indentures governing the Notes.

                              MATERIAL AGREEMENTS

     The following discussion summarizes the material terms of certain material agreements to which the Company is a party, but this summary does not purport to be complete and is qualified in its entirety by reference to the relevant agreements, which are filed as exhibits to the Company's filings with the Securities and Exchange Commission. Readers are urged to obtain and review such agreements.

BANK LOANS

     Pursuant to the Credit Agreement dated as of October 29, 1998 (the "Credit Agreement") among JCC, as borrower, JCC Holding, as guarantor, and the Bank Lenders, JCC has obtained a construction financing commitment from the Bank Lenders to provide JCC with $211.5 million under the Term Loans and up to $25 million under the Working Capital Facility. The Term Loans and the Working Capital Facility are a single combined credit facility.

     The A Term Loan is comprised of three tranches, two of which mature in April 2006 and one of which matures in January 2006, and the B Term Loan is comprised of two tranches, both of which mature in January 2006. The Working Capital Facility is a $25 million revolving line of credit which terminates in January 2006.

     The A Term Loan consists of a $60 million term loan which generally ranks senior to all existing and future indebtedness of JCC except certain obligations of JCC under an agreement (the "HET/JCC Agreement") among JCC, HET and HOCI, a wholly-owned subsidiary of HET, pursuant to which HET and HOCI have provided an initial guaranty (the "Minimum Payment Guaranty") in favor of the State by and through the LGCB of a $100 million annual payment due to the State under the Amended and Renegotiated Casino Operating Contract (HET and HOCI, as the providers of such guaranty, are referred to herein as the "Minimum Payment Guarantors"). See "-- HET/JCC Agreement." The A Term Loan consists of three tranches: (i) a $10 million tranche ("Tranche A-1"); (ii) a $20 million tranche ("Tranche A-2"); and (iii) a $30 million tranche ("Tranche A-3"). The B Term Loan consists of two tranches a $30 million tranche ("Tranche B-1") and a $121.5 million tranche ("Tranche B-2"). The Working Capital Facility provides JCC with up to $25 million of availability to meet short-term working capital requirements, including up to $10 million of availability for letters of credit. However, subject to certain exceptions, JCC must repay any amounts outstanding under the Working Capital Facility on the Termination of Construction Date.

     The interest rate on Tranche A-1 and Tranche A-3 loans maintained as Eurodollar loans is LIBOR plus 1.0%. The interest rate on Tranche A-2 loans maintained as Eurodollar loans is equal to the sum of (i) LIBOR plus 2.5%, and
(ii) if applicable, any increase, not to exceed 1.0%, by which the applicable margin charged under HET's existing senior bank credit facility (the "HET applicable margin") is above 0.5%. The interest rate on Tranche B-1 loans maintained as Eurodollar loans is LIBOR plus 2.5%. The interest rate on Tranche B-2 loans maintained as Eurodollar loans equals (i) to the extent the aggregate principal amount of such loans so outstanding at any time exceeds $10 million, the sum of (a) LIBOR plus 2.5% plus, if applicable, (b) any increase, not to exceed 1.0%, by which the HET applicable margin is above 0.5% and (ii) in the case of the first $10 million of Tranche B-2 loans maintained as Eurodollar loans at any time outstanding, the rate will be LIBOR plus the HET applicable margin then in effect. The interest rate on any loans maintained as base rate loans is the sum of (i) the applicable base interest rate and (ii) that percentage (not below 1.0%) which is 1.0% less than the margin for loans of such tranche maintained as Eurodollar loans. The interest rate on the Working Capital Facility is (i) so long as the Carry Obligations (as defined herein under "-- Completion Guarantees") under the Completion Guarantees (as defined below) remain guaranteed pursuant to the terms of such Completion Guarantees and in accordance with the terms thereof, the HET applicable margin and (ii) at all times from and after the first date on which the Carry Obligations are no longer so guaranteed, a rate equal to the sum of (a) LIBOR plus 2.50%, plus, if applicable, (b) any increase, not to exceed 1.0%, in the HET applicable margin above the HET applicable margin in effect on the Effective Date. All of the immediately preceding interest rates are per year. Notwithstanding the above, default interest rates will apply to past due amounts under the Bank Loans.

     The combined amortization required under Tranche A-1 and Tranche A-2 is quarterly installments of principal, commencing July 31, 2000, in the amount of $400,000 per year, with a $27.8 million lump sum payment due at maturity. The amortization required under Tranche A-3 is quarterly installments of principal, commencing July 31, 2000, with annual amounts of $4.0 million the first year, $6.0 million the second and third years and $7.0 million the fourth and fifth years, with no lump sum payment due at maturity. The amortization required under the B Term Loan is quarterly installments of principal, commencing July 31, 2000, with annual amounts of $6.0 million the first year, $10.0 million the second, third, fourth and fifth years, and $8.5 million the sixth year, with a $97.0 million lump sum payment due at maturity. The Bank Loans require all excess cash flow of JCC to first be allocated to repayment of Tranche A-1 and Tranche A-2 on a pro rata basis. After Tranche A-1 and Tranche A-2 are repaid, mandatory prepayments resulting from application of excess cash flow and other proceeds (excluding scheduled amortization and payments pursuant to any voluntary prepayment, payment guarantees or put agreements) include (i) if any principal amortization has been deferred (as set forth in the subsequent paragraph), 75% of excess cash flow and certain additional proceeds will be applied first to Tranche B-1 and second to Tranche A-3 to the extent of the total of all such deferred principal amortization, and (ii) thereafter, 50% of excess cash flow and certain additional proceeds will be applied pro rata to Tranche A-3, Tranche B-1 and Tranche B-2 until an agreed threshold amount (determined based on projected cash flow) for the respective fiscal year has been so applied. At such time as an aggregate amount equal to the agreed threshold amount has been so applied in any fiscal year, excess cash flow and other mandatory prepayments will be applied first to Tranche B-1, second to Tranche A-3 and third to Tranche B-2.

     The scheduled quarterly amortization payments under the Term Loans will be deferred for any of the first six semi-annual interest payment periods if (i) Fixed Interest (as defined herein under "-- New Notes and New Contingent Notes") on the New Notes is paid in kind for the period ending prior to such quarterly amortization date, (ii) the Manager has deferred Base Fees (as defined herein under "-- Amended Management Agreement -- Fees") for the corresponding interest payment period, (iii) the Manager has deferred Incentive Fees (as defined herein under "-- Amended Management Agreement -- Fees") for the corresponding interest payment periods and (iv) HET and HOCI have deferred their fees under the HET/ JCC Agreement. Starting with the fourth year after the Effective Date, if Consolidated EBITDA (as defined herein under "-- New Notes and New Contingent Notes") for JCC does not exceed $28.5 million for the 12 months ending on the last day of the semi-annual period ended immediately prior to the most recent semi-annual interest payment date with respect to the Notes, amortization under the Term Loans will be deferred.

     HET and HOCI have provided a payment guarantee or a "put" agreement with respect to Tranche A-2, Tranche B-2 and the Working Capital Facility (collectively, the "HET Loan Guaranty"); provided, however, that any payments by HET or HOCI under the Completion Guarantees will be made pursuant to the Completion Guarantees. In exchange for providing the HET Loan Guaranty, BTCo will pay to HET an annual credit support fee (the "BTCo Credit Support Fee") equal to 2%, and JCC will pay to HET an annual credit support fee (the "JCC Credit Support Fee") equal to 0.75%, of the average aggregate principal amount of loans and/or stated amount of letters of credit outstanding from time to time under Tranche A-2, Tranche B-2 and the Working Capital Facility (in the case of Tranche B-2, only to the extent of the aggregate outstanding principal amount thereof from time to time is in excess of $10 million); provided, however, that
(i) HET will not receive credit support fees based on amounts outstanding, or stated amounts of letters of credit relating to project costs of the Casino, under the Working Capital Facility until the Carry Obligations of HET and HOCI under the Completion Guarantees have terminated, (ii) the BTCo Credit Support Fee will be payable only to the extent such fee is actually received by BTCo from JCC as interest under Tranche A-2, Tranche B-2 and the Working Capital Facility, and so long as HET and HOCI are not in default under the HET Loan Guaranty and (iii) the Credit Support Fee amounts are subject to certain adjustments in the HET applicable margin. To the extent the HET applicable margin increases up to 0.75%, the 0.75% JCC credit support fee is reduced down to zero. The net effect of JCC's payment of credit support fees combined with the applicable interest rate for Tranche A-2, Tranche B-2 and the Working Capital Facility is that JCC will pay in credit support fees and interest (i) in the case of Eurodollar loans, a sum equal to LIBOR plus 3.50% which can reduce to 3.25% if the HET applicable margin decreases and (ii) in the case of base rate loans, a sum equal to that applicable to Eurodollar loans less 2.50%, which can reduce to 2.25% if the HET applicable margin decreases. Also in consideration of the HET Loan Guaranty, HCCIC received the HET Warrant. See "-- HET Warrant."

     The $10 million Tranche A-1, the $30 million Tranche A-3 and the $30 million Tranche B-1 were fully funded on the Effective Date. The $22.5 million Junior Subordinated Credit Facility will be funded prior to Tranche B-2, however any portion of the Junior Subordinated Credit Facility which is not used for construction related costs will be applied first to repay amounts outstanding under Tranche A-1 and then to repay amounts outstanding under Tranche A-2. The $121.5 million Tranche B-2 and the $20 million Tranche A-2 will be funded as required for the construction of the Casino with Tranche B-2 to be drawn prior to Tranche A-2. If any amount of Tranche B-2 remains undrawn upon completion of the construction of the Casino, it will be drawn to pay down Tranche A-1. As of March 25, 1999, $2.0 million had been drawn under the Junior Subordinated Credit Facility and no amounts had been drawn under Tranche B-2 or Tranche A-2. The Company anticipates that during April 1999, JCC will draw the remaining amounts available under the Junior Subordinated Credit Facility after which JCC will begin borrowing under Tranche B-2. The failure of the lenders to disburse funds under Tranche A-2 or Tranche B-2 will not terminate the obligations of HET and HOCI, as completion guarantees (collectively, the "Completion Guarantors"), under the separate completion guarantees (the "Completion Guarantees") in favor of each of (i) the RDC and the City, (ii) the LGCB, (iii) the holders of the Notes and (iv) the Bank Lenders (collectively, the "Beneficiaries") of the Completion Obligations, the Carry Obligations and the Preservation Obligations (each as defined herein under "-- Completion Guarantees"). See "-- Completion Guarantees."

     The Bank Loans are secured by liens on substantially all of the assets of each of JCC (excluding the Amended and Renegotiated Casino Operating Contract, the House Bank (as defined herein under "-- Amended Ground Lease -- Transition and Manager Subordination Agreement") and the Gross Gaming Revenue Share Payments (as defined herein under "-- Amended and Renegotiated Casino Operating Contract"), JCC Holding, JCC Development, CP Development and FP Development in favor of The Bank of New York, as collateral agent (the "Collateral Agent") for the benefit of the Bank Lenders as well as the holders of the Notes under the indentures for the New Notes and the New Contingent Notes (the "Indentures") and HET and HOCI as Minimum Payment Guarantors, subject to the terms of the Intercreditor Agreement entered into pursuant to the Plan of Reorganization among JCC Holding, JCC, the Bank Lenders and the Administrative Agent (the "Intercreditor Agreement"). Certain of the collateral is subject to release in accordance with the applicable security documents and the Intercreditor Agreement. Within the Bank Loans, the A Term Loan and related Senior Permitted Refinancings (as defined below) are senior to the Working Capital Facility and the B Term Loan. The B Term Loan and the Senior Subordinated Permitted Refinancings (as defined below) are pari passu with the New Notes and the New Contingent Notes. The "Senior Permitted Refinancings" include any refinancings of the A Term Loan which do not increase the principal amount of indebtedness outstanding and available thereunder (except to the extent (x) accrued and unpaid interest and/or other amounts owing with respect to the refinanced indebtedness are refinanced and/or (y) of the fees and expenses incurred in connection with the refinanced indebtedness) or decrease the weighted-average maturity thereof. The "Senior Subordinated Permitted Refinancings" include any refinancings of the B Term Loan and the Working Capital Facility which do not increase the principal amount of indebtedness outstanding and available thereunder (except to the extent (x) accrued and unpaid interest and/or other amounts owing with respect to the refinanced indebtedness are financed and/or
(y) of the fees and expenses incurred in connection with the refinanced indebtedness) or decrease the weighted-average maturity thereof.

     Future drawings under the Bank Loans are subject to the conditions that, among other things, at the time of each drawing: (i) there exists no default under the Bank Loans with respect to payments thereunder or certain bankruptcy or insolvency events or under the Completion Guarantees or the HET Loan Guaranty and (ii) all representations under the HET Loan Guaranty remain true and correct in all material respects.

     The Bank Loans contain affirmative covenants with respect to, among other things, the maintenance of certain leverage ratios, coverage ratios and levels of tangible net worth, limitations on indebtedness, changes in JCC's business, the sale of all or substantially all of JCC's assets, mergers, acquisitions, reorganizations and recapitalizations, liens, guarantees, the payment of management fees, dividends and other distributions, investments, debt prepayments, sale-leasebacks, capital expenditures, lease expenditures, transactions with affiliates, and financial reporting.

     The obligations of JCC under the Credit Agreement (including obligations under interest rate protection agreements entered into in connection therewith) are guaranteed on a senior basis by JCC Holding, JCC Development, CP Development and FP Development, and will be similarly guaranteed by each future subsidiary of JCC Holding.

JUNIOR SUBORDINATED CREDIT FACILITY

     On the Effective Date, JCC entered into the Junior Subordinated Credit Facility pursuant to which HOCI agreed to make available up to $22.5 million of subordinated indebtedness to fund project costs to the extent that such costs exceed amounts available under the Term Loans (excluding Tranche A-2 and Tranche B-2), the proceeds from the sale of the Convertible Junior Subordinated Debentures and the Harrah's New Equity Investment. The Junior Subordinated Credit Facility will be applied to project costs prior to amounts under Tranche A-2 and Tranche B-2. The Junior Subordinated Credit Facility is unsecured, and amounts outstanding thereunder will be subordinated in right of payment to certain obligations of JCC under the HET/JCC Agreement, the Term Loans, the New Notes, the New Contingent Notes, the Working Capital Facility, Senior Permitted Refinancings and Senior Subordinated Permitted Refinancings. If, on the termination of construction of the Casino, JCC has not borrowed the full $22.5 million under the Junior Subordinated Credit Facility, JCC must borrow the remaining amount and use the proceeds (i) first to pay any outstanding principal and interest under Tranche A-1 and (ii) second to pay any outstanding principal and interest under Tranche A-2.

     As of March 25, 1999, $2.0 million had been drawn under the Junior Subordinated Credit Facility and the Company anticipates that JCC will draw the remaining amounts available under this facility by June 30, 1999. Amounts owing under the Junior Subordinated Credit Facility will be due and payable six months following the maturity of the New Notes. Early repayment is permitted, subject to meeting certain restricted payment tests contained in the Indentures for the Notes and pursuant to the documents relating to the Bank Loans. Outstanding principal under the Junior Subordinated Credit Facility will bear annual interest at the rate of 8%. Subject to meeting certain restricted payment tests contained in the Indentures and pursuant to the documents relating to the Bank Loans, the Junior Subordinated Credit Facility will be repaid from the cash flow or proceeds of major capital events of JCC available for distribution by JCC to its member; provided, however, that interest on the Junior Subordinated Credit Facility will not be paid in cash and will be added to the outstanding principal amount if certain earnings before interest, taxes, depreciation and amortization ("EBITDA") tests are not met prior to September 30, 2001, or if JCC pays interest in kind on the New Notes after September 30, 2001. Any portion of the Junior Subordinated Credit Facility not paid at maturity will bear annual interest at the foregoing rate plus 2%.

CONVERTIBLE JUNIOR SUBORDINATED DEBENTURES

     On the Effective Date, JCC issued to BTCo, Bank One, Salomon Smith Barney Inc., Donaldson, Lufkin & Jenrette Securities Corporation, and BT Alex. Brown Incorporated (the "Debenture Holders") $27,287,500 aggregate principal amount of the Convertible Junior Subordinated Debentures. The Convertible Junior Subordinated Debentures mature in May 2010, six months following the scheduled maturity of the New Notes. The Convertible Junior Subordinated Debentures bear interest at a rate of 8% per year payable semi-annually in cash; provided, however, that JCC has the option of paying the interest on the Convertible Junior Subordinated Debentures, in whole or in part, in kind rather than in cash
(i) at any time on or prior to October 30, 2003, and (ii) at any time thereafter if JCC did not make contingent payments with respect to the New Contingent Notes on the immediately preceding interest payment date for the New Contingent Notes. See "-- New Notes and New Contingent Notes."

     The Convertible Junior Subordinated Debentures are unsecured obligations of JCC, subordinated in right of payment to (i) certain obligations of JCC under the HET/JCC Agreement and all indebtedness of JCC under or in respect of the Credit Agreement, the New Notes, the New Contingent Notes and any permitted refinancing thereof and (ii) all obligations of the Company that are expressly senior in right of payment to, or pari passu in right of payment with, the obligations and indebtedness described in clause (i). The Convertible Junior Subordinated Debentures are convertible at the option of the holders, in whole or in part, at any time after October 1, 2002, into Common Stock of JCC Holding at a conversion price of $25.00 per share, subject to dilution and other appropriate adjustments. In addition, if the Convertible Junior Subordinated Debentures are at any time called for redemption, each holder of Convertible Junior Subordinated Debentures may, subject to certain limitations, convert such holder's Convertible Junior Subordinated Debentures at such time. The Convertible Junior Subordinated Debentures are redeemable at the option of the Company (i) at any time at par plus accrued but unpaid interest in cash, or (ii) at any time during the 12 months prior to October 30, 2010 if the conversion price is greater than the Current Market Price per share on the redemption date, at par plus accrued but unpaid interest, payable in shares of Common Stock or a combination of cash and shares of Common Stock. The "Current Market Price" is defined to generally mean the volume weighted average for the preceding 10 trading days of the last reported sale price (or, if no last reported sales price is available for any such trading day, the last reported closing bid price on such trading day) of the Common Stock.

     The indenture under which the Convertible Junior Subordinated Debentures are issued restricts mergers and consolidations involving, and the sale, transfer, lease or conveyance of all or substantially all of the assets of, JCC and JCC Holding. The obligations of JCC to the holders of the Convertible Junior Subordinated Debentures are guaranteed on a subordinated basis by JCC Holding.

     Pursuant to the Registration Rights Agreement, dated as of the Effective Date, by and among JCC, JCC Holding and the Debenture Holders, upon the request of (i) any initial holder of the Convertible Junior Subordinated Debentures that purchased $5.0 million or greater of such securities or (ii) any permitted transferee of the Convertible Junior Subordinated Debentures, shares of Common Stock issued upon the conversion or redemption thereof, or, subject to certain limitations, any other securities issued or issuable with respect thereto (collectively "Debenture Registrable Securities"), that, at the time of request, owns $5.0 million or greater of the Debenture Registrable Securities (the holders described in clauses (i) and (ii) are referred to as the "Initiating Holders"), JCC or JCC Holding, as the case may be, will provide notice of such request to certain other holders of Debenture Registrable Securities (the "Other Holders") and will use its commercially reasonable efforts to effect, as soon as reasonably practicable, the registration under the Securities Act of 1933, as amended (the "Securities Act"), of (x) any Debenture Registrable Securities held by the Initiating Holder and (y) any Debenture Registrable Securities requested to be included in such registration by the Other Holders. However, (a) neither JCC nor JCC Holding is obligated to effect more than one such registration for any Initiating Holder or more than two such registrations in the aggregate, (b) no holder may request such a registration prior to the earlier of 18 months after the Casino opens for business and the filing by JCC Holding of its third Annual Report on Form 10-K under the Securities Exchange Act of 1934, and (c) neither JCC nor JCC Holding is obligated to effect such a registration unless the aggregate Debenture Registrable Securities requested to be included in such registration would have a gross sales price of at least $5.0 million.

NEW NOTES AND NEW CONTINGENT NOTES

     In connection with the Plan of Reorganization, on the Effective Date, JCC issued (i) $187.5 million aggregate principal amount of New Notes maturing in 2009 pursuant to an indenture dated as of the Effective Date among JCC, as obligor, JCC Holding, JCC Development, CP Development and FP Development, as guarantors, and Norwest Bank Minnesota, National Association, as Trustee, and
(ii) New Contingent Notes pursuant to an indenture dated as of the Effective Date among JCC, as obligor, JCC Holding, JCC Development, CP Development and FP Development, as guarantors, and the Trustee. See "-- The Company -- Recent Reorganization."

     Fixed interest on the New Notes accrues at a rate of 5.867% per year, increasing over the first three years to a rate of 6.214% per year in the fourth and fifth years and increasing to 8% per year after the first five years ("Fixed Interest") and is payable semiannually in arrears on each May 15 and November 15, beginning May 15, 1999. Interest on the New Notes accrues from the Effective Date. JCC has the option to pay the first six semi-annual payments of Fixed Interest on the New Notes in kind rather than in cash; provided, however, that JCC must pay the first four semi-annual payments of Fixed Interest in kind if Tranche A-1 and/or Tranche A-2 is outstanding when such payments are due. JCC has the option to pay the fifth and sixth semi-annual payments of Fixed Interest in kind and may be required to do so by the Credit Agreement under certain circumstances; provided, however, that JCC may not pay the fifth and sixth semi-annual payments of Fixed Interest in kind if (i) Tranches A-1 and A-2 have been fully repaid, (ii) there are no outstanding drawings under the Working Capital Facility, other than letters of credit as permitted pursuant to the Credit Agreement, and (iii) JCC has accumulated cash availability of at least $20 million.

     If Consolidated EBITDA for JCC is less than $28.5 million for the 12 month period ending on the March 31 or September 30, as applicable, immediately preceding any interest payment date occurring on or after May 15, 2002, Fixed Interest on the New Notes must be paid in kind. Fixed Interest not paid in kind is payable in cash.

     Contingent payments with respect to the New Notes, to the extent they are due and owing, are payable on each interest payment date. On interest payment dates occurring on May 15, JCC is required to pay to the holders of New Notes, on a pro rata basis, contingent payments in an aggregate amount equal to 37.5% of the Contingent Payment Measurement Amount (as defined below) for the 12 month period ending on the immediately preceding March 31 in excess of $65 million and less than $85 million. On interest payment dates occurring on November 15, JCC is required to pay to the holders of New Notes, on a pro rata basis, contingent payments in an aggregate amount equal to (i) 75% of the Contingent Payment Measurement Amount for the 12 month period ending on the immediately preceding September 30 in excess of $65 million and less than $85 million, less (ii) the aggregate amount, if any, of contingent payments paid on the immediately preceding May 15. If, on any interest payment date, no contingent payments are due and payable to holders of New Notes in accordance with the foregoing, no contingent payments will be accrued or paid on such interest payment date.

     No fixed interest is payable in respect of the New Contingent Notes. All payments in respect of the New Contingent Notes are contingent. Contingent payments in respect of the New Contingent Notes, to the extent any are due and owing, are due on each May 15 and November 15. On payment dates occurring on May 15, JCC is required to pay to the holders of New Contingent Notes, on a pro rata basis, contingent payments in an aggregate amount equal to 37.5% of the Contingent Payment Measurement Amount for the 12 month period ending on the immediately preceding March 31 in excess of $85 million and less than $109.425 million. On payment dates occurring on November 15, JCC is required to pay to the holders of New Contingent Notes, on a pro rata basis, contingent payments in an aggregate amount equal to (i) 75% of the Contingent Payment Measurement Amount for the 12 month period ending on the immediately preceding September 30 in excess of $85 million and less than $109.425 million, less (ii) the aggregate amount, if any, of contingent payments paid on the immediately preceding May 15. If, on any payment date, no contingent payments are due and payable to holders of New Contingent Notes in accordance with the foregoing, no contingent payments will be accrued or paid on such payment date.

     "Contingent Payment Measurement Amount" means, for any period, an amount equal to (i) the Consolidated EBITDA of JCC for such period, (ii) plus an amount equal to the cash distributions, if any, from CP Development and FP Development to JCC Holding during such period, and (iii) after the date on which the second floor of the Casino is open to customers (a) if the JCC Development Adjustment Amount (as defined below) is a positive number for such period, plus an amount equal to the JCC Development Adjustment Amount for such period or (b) if the JCC Development Adjustment Amount is a negative number for such period, less an amount equal to the absolute value of the JCC Development Adjustment Amount for such period. If the net working capital of either of CP Development or FP Development is in excess of $1 million on any March 31 or September 30, as applicable, then the amount of net working capital in excess of $1 million shall be deemed to have been distributed by CP Development and/or FP Development, as applicable, to JCC Holding for the purposes of calculating the Contingent Payment Measurement Amount. Notwithstanding the foregoing, in no event shall the proceeds from the sale of assets be included in the calculation of "Contingent Payment Measurement Amount." "JCC Development Adjustment Amount" means, for any period, an amount equal to (A) the amount, if any, of the lease payments received by JCC from JCC Development pursuant to the Second Floor Sublease during such period, less (B) the amount, if any, of cash transferred (whether in the form of one or more loans or equity contributions or otherwise (except payments for goods and services)) (collectively, "JCC Advances") by JCC to JCC Development during such period, plus (C) the amount, if any, of cash transferred by JCC Development to JCC in respect of JCC Advances during such period. "Consolidated EBITDA" means, with respect to any person, for any period, the consolidated net income of such person for such period adjusted (A) to add thereto (to the extent deducted from net revenues in determining consolidated net income), without duplication, the sum of (i) permitted tax distributions to JCC Holding, and if such person is not treated as a pass through entity for federal income tax purposes, income tax expense (whether or not payable during such period) of such person and its consolidated subsidiaries, (ii) consolidated depreciation and amortization expense, (iii) consolidated fixed charges, (iv) aggregate contingent payments, whether paid or accrued, (v) Incentive Fees, whether paid or accrued, (vi) amortization expense with respect to deferred refinancing fees, (vii) pre-opening expenses, (viii) any extraordinary loss reflected in the calculation of consolidated net income, (ix) other non-cash charges, and (x) solely for the purpose of calculating contingent payments under the New Notes and the New Contingent Notes, if any, and the Incentive Fees, if any, the proceeds, if any, from the exercise of the HET Warrant, and (B) to subtract therefrom (1) any extraordinary gain reflected in the calculation of consolidated net income, (2) any restricted payments made by JCC to JCC Holding for the purpose of complying with reporting obligations, paying professionals and other administrative expenses, and (3) solely for the purpose of calculating contingent payments, if any, and Incentive Fees, if any, all revenue received by the Company pursuant to the Second Floor Sublease.

     The New Notes and the New Contingent Notes are secured on an equal and ratable basis by liens on substantially all of the assets of each of JCC (excluding the Amended and Renegotiated Casino Operating Contract, the Casino's House Bank and the Gross Gaming Revenue Share Payments), JCC Holding, JCC Development, CP Development and FP Development in favor of the Collateral Agent for the benefit of the holders of the Notes under the Indentures as well as the Bank Lenders and HET and HOCI as Minimum Payment Guarantors, subject to the terms of the Intercreditor Agreement. Certain of the collateral is subject to release in accordance with the applicable security documents, the Intercreditor Agreement and the Indentures. With the exception of the Term Loans, the Working Capital Facility, Senior Permitted Refinancings, Senior Subordinated Permitted Refinancings, and certain special purpose indebtedness, any other indebtedness for borrowed money of JCC must be subordinated to the Notes. The New Notes contain provisions such that, in the event of a payment default or bankruptcy, the holders will be made whole for any accelerated maturity, accrued and unpaid interest, all Fixed Interest in respect of future periods, and the maximum contingent payments in respect of future periods, and related costs and expenses. The New Contingent Notes contain provisions such that, in the event of payment default or bankruptcy, the holders will be made whole for an amount equal to the maximum contingent payments for all future periods, and related costs and expenses. Nevertheless, the amount of future contingent payments under the Notes is subordinated in right of payment to certain obligations of JCC under the HET/JCC Agreement, the Bank Loans, the Senior Permitted Refinancings and the Senior Subordinated Permitted Refinancings.

     JCC Holding, JCC Development, CP Development and FP Development have irrevocably and unconditionally guaranteed to each holder of New Notes the payment of principal, premium, if any, and interest (including contingent payments) on the New Notes. JCC Holding, JCC Development, CP Development and FP Development have irrevocably and unconditionally guaranteed to each holder of New Contingent Notes the payment of contingent payments in respect of the New Contingent Notes.

     Upon a change in the manager of the Casino or other similar events, each holder of the New Notes will have the right, at such holder's option, to require JCC to purchase such holder's New Notes at 101% of the principal amount thereof plus accrued and unpaid interest. Due to the highly leveraged nature of JCC, JCC may not have sufficient financing to purchase the New Notes and satisfy other obligations which may become due upon such an event. New Notes and the New Contingent Notes are not redeemable or subject to mandatory prepayment prior to maturity, except that New Notes and New Contingent Notes are subject to redemption based on gaming regulatory considerations. Each of the Indentures contains certain restrictions on, among other things, restricted payments, liens, incurrence of additional indebtedness, payment of management fees, subsidiary dividend restrictions, asset sales, transactions with affiliates, mergers and consolidations.

HET WARRANT

     In consideration of, among other things, the HET Loan Guaranty, and pursuant to the Warrant Agreement between JCC Holding and HCCIC dated October 30, 1998, HCCIC received the HET Warrant entitling it to purchase additional shares of JCC Holding Common Stock such that, upon exercise of the HET Warrant in its entirety, HET and its subsidiaries, including HCCIC, will own in the aggregate 50.0% of the then outstanding shares of Common Stock, subject to certain adjustments. The number of shares issuable upon exercise of the HET Warrant is four million. However, the number of shares issuable under the HET Warrant will be adjusted as necessary by the board of directors in order to preserve the right of HET and its subsidiaries to own in the aggregate 50.0% of the Common Stock upon full exercise of the HET Warrant. The HET Warrant is exercisable at any time after the Transition Date until the sixth anniversary of the Opening Date, in whole or in part at a price of $15.00 per share of Common Stock. HET and its subsidiaries are not permitted to exercise the HET Warrant with respect to that number of shares which would cause HET and its subsidiaries to own more than 50.0% of the Common Stock until such time as such exercise will not cause HET and its subsidiaries to own more than 50.0% of the then outstanding shares of Common Stock. If at any time after the Transition Date the closing bid price of the Common Stock has exceeded $20.00 per share for 60 consecutive trading days, JCC Holding's board of directors may elect to give written notice to HCCIC of an election to redeem 75% of the warrants at $0.05 per warrant unless HCCIC exercises the warrants within forty-five days after the date of such notice. If (i) an election to redeem warrants is made by JCC Holding, and (ii) HCCIC exercises warrants with respect to that number of shares which at the time of exercise would cause HET and its subsidiaries to own in the aggregate 50.0% of the then outstanding shares of Common Stock, then none of the then existing warrants which were called for redemption shall be redeemed.

AMENDED GDA

     On October 29, 1998 JCC entered into the amended General Development Agreement (the "Amended GDA") with the RDC and the City, as intervenor. The Amended GDA sets forth the obligations of the parties and the procedures to be followed relating to the design, development and construction of the Casino and certain related facilities (the "Casino Development"). The Amended GDA imposes responsibility on JCC for the location, identification and condition of all utilities serving the Casino Development and obligates JCC to provide certain traffic signalization and intersection improvements as a part of the cost of the project. No other transportation or roadway improvements will be required of JCC and the RDC. The Amended GDA also obligates JCC to reimburse the RDC for reasonable fees and expenses of the RDC, incurred on or after the Effective Date, for the services of the project manager and his or her staff. Project manager and staff reimbursement amounts vary depending on the status of construction and certain other timing conditions.

     The Amended GDA establishes scheduling parameters for the construction and completion of the Casino Development and contains the RDC's approval and acceptance of the commencement and completion schedule set forth therein for the recommencement and completion of construction. The Amended GDA also provides for additional schedules, including a working development schedule, a development schedule and a construction schedule, as the design documents for each component and phase of the Casino Construction are prepared and approved and as construction planning evolves, and updated versions thereof as necessary.

     JCC is obligated under the Amended GDA to complete the Casino Construction and open the Casino for business on or before 12 months after the Effective Date, subject to extension for certain force majeure ("GDA Force Majeure") events. Failure to complete the Casino Construction by June 30, 2000, subject to extension for a GDA Force Majeure event, will be an event of default under the Amended Ground Lease. In general, "GDA Force Majeure" events include: (a) strikes, lockouts, labor disputes, inability to procure materials (for which there is no suitable substitute or alternative that can be timely obtained on reasonable commercial terms), failure of power; (b) material and adverse changes in governmental requirements applicable to the construction of the Casino first effective after the Effective Date and after the submission and approval of the design of the Casino, and any material and adverse changes after the Effective Date in the orders of any governmental authority having jurisdiction over a party, the project area, the Casino Premises or the development (not including stop work orders due to a building, safety or other code violation); (c) acts of God, tornadoes, hurricanes, floods, sinkholes, fires and other casualties, landslides, earthquakes, epidemics, quarantine, pestilence, abnormal inclement weather; (d) acts of a public enemy, acts of war, terrorism, effects of nuclear radiation, blockades, insurrections, riots, civil disturbances, governmental preemption in connection with a national emergency, or national or international calamities; and (e) any judgment, directive, ruling or order that substantially restrains or substantially interferes with completion of Casino Construction.

     The Amended GDA also grants certain approval rights to the RDC with respect to the selection of architects, contractors and other consultants. Under the Amended GDA, JCC is responsible for applying for and obtaining all necessary permits, licenses, approvals, consents and other government authorizations (collectively "Permits"). If the RDC has approved the construction documents for a component or phase of the Casino Development, and there is no outstanding event of default under the Amended Ground Lease, the RDC is obligated to issue and deliver to JCC a notice to proceed for each component or phase of the Casino Development within ten days following its approval of the construction documents for such component or phase of the Casino Development. Work by JCC on that component or phase of the Casino Development must then commence within 14 days after JCC's receipt of both the notice to proceed and the required Permits, but in no event will commencement of work on the Casino Construction be required sooner than the Site Reactivation Date. For purposes of the Amended GDA, the "Site Reactivation Date" means the first day after the execution of the Amended GDA and the occurrence of the Effective Date when personnel and/or equipment first enter the development for the purpose of preparing the property for construction of the improvements required by the Amended GDA; provided, however, preliminary or preparatory work will not be considered site reactivation activities. As the Site Reactivation Date was required to be no later than November 29, 1998, the Site Reactivation Date has occurred and construction of the Casino has resumed.

     Under the Amended GDA, JCC is obligated to take reasonable precautions to protect from damage and preserve all adjacent public and private properties from damage caused by the construction, as well as restore and repair any properties damaged by the work. If JCC fails to perform the repair or restoration, the RDC may do so and recover the cost and expense incurred from JCC.

     Except as otherwise permitted by the Amended GDA, JCC must obtain or cause its general contractors to obtain performance and payment bonds with qualified corporate sureties for the full value of the contract for the construction of each component or phase of the Casino Development before commencing construction of such component or phase of the Casino Development. The initial construction bonds were executed by HJC and certain qualified corporate sureties in late 1994 and remain in effect, as supplemented by riders thereto executed by the sureties on October 29, 1998, providing for, among other things, (i) the acknowledgment and consent of the sureties to changes in the scope of work bonded thereunder, including, without limitation, a change in the amount of the bonded obligations, and the succession of JCC to the rights and obligations of HJC under such bonds,
(ii) the affirmation by the parties that such bonds (as so supplemented) remain in full force and effect and (iii) the addition of JCC as an additional obligee under such bonds (as so supplemented).

     Subject to certain limitations, JCC is permitted to make minor changes in the work up to a specified amount without RDC approval. All other changes require the RDC's prior approval.

     The Amended GDA requires JCC to obtain financing as described in the Plan of Reorganization. The Amended GDA obligates the Completion Guarantors to provide the completion guarantee in favor of the RDC and the City and, in connection therewith, JCC has caused a surety bond (the "Surety Bond") to be issued. The amount of the Surety Bond is $119 million, which amount equals the remaining hard construction costs of the Casino Construction as of October 29, 1998. Such costs generally comprise the costs and expenses of developing, designing and constructing the Casino (excluding financing costs, legal fees and pre-opening and related marketing or advertising expenses) as of October 29, 1998. Pursuant to the completion guarantee, if JCC fails to complete the Casino Construction, the Completion Guarantors, subject to a number of important exceptions and qualifications, are obligated to complete the Casino Construction. See "-- Completion Guarantees."

     The Amended GDA will terminate upon the earlier of (i) the last of the final completion dates of all components and phases of the Casino or (ii) the termination of the Amended Ground Lease, whether by default or otherwise. If the Amended GDA is terminated upon termination of the Amended Ground Lease as a result of the occurrence of an event of default by JCC thereunder, the RDC may, under certain circumstances, have any remaining Casino Construction work completed, repaired or replaced at the expense of JCC.

     The Amended GDA and the Amended Ground Lease obligate JCC to comply with a revised and updated Open Access Program and Plans adopted pursuant thereto (the "Amended Open Access Program and Plans.") See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Performance -- The Company May Not be Able to Comply with Minority Hiring Requirements."

AMENDED GROUND LEASE

     Term; Rent and Additional Charges. On October 29, 1998, JCC entered into the Amended Ground Lease for the Rivergate site with the RDC and the City, as intervenor. Beginning on the Effective Date, the Amended Ground Lease has a term of 30 years, with three consecutive ten-year renewal options. The Amended Ground Lease entitles JCC to possess the Rivergate site and obligates JCC to construct, build and operate the Casino, the support facilities, and the other improvements in accordance with the terms of the Amended Ground Lease and the Amended GDA.

     The RDC and the City have been paid $736,000 per month since January 1, 1997 as pre-opening day rent (the "Pre-Opening Date Rent"). HJC initially deposited $2,208,000 in escrow to secure this rental obligation through May 31, 1997, all of which has been paid to the RDC and the City. The Pre-Opening Date Rent has been paid to the RDC and the City each month thereafter through and including December 1998. Under the Amended Ground Lease, the Pre-Opening Date Rent continues to be paid until the Opening Date; provided that if the Opening Date has not occurred on or prior to November 1, 1999 (unless and to the extent extended by a GDA Force Majeure event), the Pre-Opening Date Rent will increase to an amount equal to the monthly Amended Ground Lease Minimum Payments (as defined below).

     The Amended Ground Lease provides that the minimum of all: (i) Rent payments; (ii) Gross Gaming Payments, (iii) Audubon Payments, (iv) Gross Non-Gaming Payments (each as defined below and collectively referred to herein as the "Amended Ground Lease Minimum Payments"), must equal $12.5 million per year to be payable in monthly installments.

     JCC is obligated to pay to the RDC rent ("Rent") of $5 million per year for each of the first five years after the Opening Date. On the fifth anniversary of the Opening Date and on each fifth anniversary thereafter during the term of the Amended Ground Lease, the Rent will be increased by $2.5 million; provided, however, that if the increase would cause the yearly Rent to exceed 3% of gross gaming revenue for the fiscal year immediately preceding the rental adjustment date, the yearly Rent for the five year period commencing with such rental adjustment date will be the greater of: (a) the yearly Rent for the preceding fiscal year or (b) 3% of gross gaming revenue for the preceding fiscal year. The Rent is payable monthly in advance as part of the Amended Ground Lease Minimum Payments.

     Commencing on the Opening Date, JCC is obligated to make gross gaming payments ("Gross Gaming Payments") to the RDC equal to the amount by which the Gross Gaming Percentage Amount exceeds the Rent for that fiscal year. The "Gross Gaming Percentage Amount" in any fiscal year is determined as follows: $100,000 plus (a) 3.0% of gross gaming revenues for increments of gross gaming revenues from $0 to $350 million, (b) 3.5% of gross gaming revenue for increments of gross gaming revenue from $350 million to $375 million and (c) a percentage of gross gaming revenue starting at 4.0% for increments of gross gaming revenue above $375 million and increasing by five-tenths of 1% for each additional $25 million of gross gaming revenue up to a maximum of 8%. A portion of the Gross Gaming Payments is payable monthly in advance as part of the Amended Ground Lease Minimum Payment. In addition, commencing with the month in which gross gaming revenue for a given fiscal year exceeds $350 million, JCC is obligated to pay additional Gross Gaming Payments then due for such month and for each month thereafter.

     JCC will also be obligated to pay additional sums pursuant to the Amended Ground Lease, including but not limited to: (i) a one-time payment equal to $875,000 on or before December 31, 1999; (ii) a one-time payment of $875,000 due during the second year of Casino operations; (iii) an aggregate of $500,000 during the second year after the Opening Date, payable in quarterly installments; (iv) an annual contribution of $2 million throughout the lease term, including any extensions, to be allocated by the City Council to the Orleans Parish School Board (the "School Board Payment"), with the first payment to be made within six months of opening the Casino and subsequent payments to occur on each anniversary thereof; (v) an annual contribution of $200,000, payable monthly as part of the Amended Ground Lease Minimum Payments, to be allocated to the Audubon Park Commission, for and on behalf of the City (the "Audubon Payment"); and (vi) an annual payment to the RDC of $1.7 million, payable in monthly installments as part of the Amended Ground Lease Minimum Payments, plus 6% of all gross non-gaming revenues in excess of approximately $28.33 million payable commencing with the month (and for each month thereafter) in which gross non-gaming revenue exceeds $28.33 million ("Gross Non-Gaming Payments"). Gross non-gaming revenue includes, among other things, revenue derived from parking, the sale of food, beverages, services and merchandise, income from non-gaming-related tenants, operation of any business or enterprise owned by JCC or its affiliates and operated on the Casino Development, and income received by JCC from the use of any trade name of JCC or HET in connection with the Casino in the greater New Orleans area. Gross non-gaming revenue does not include any revenue derived from sales (other than sales by JCC or its affiliates) within the premises covered by the Second Floor Sublease. Under the Amended Ground Lease, JCC also has waived any right to credits or offsets against Rent arising prior to October 30, 1998, including any credit for renovation work at the Basin Street Casino conducted by HJC.

     Commencing on the Opening Date, JCC will be required to pay to the City a payment (the "City Payments") in the amount of $1.25 million for each fiscal year during the term of the Amended Ground Lease in which JCC receives gross gaming revenue in the amount of $350 million or more. The City Payments are payable in monthly installments in the amount of $104,167 each. The City has released and terminated the undrawn letter of credit in the amount of $1.5 million issued by BTCo in favor of the City securing the payment of City Payments. Such security is no longer required with respect to the City Payments.

     The RDC has, at any time during the term of the Amended Ground Lease, a one-time right, with the prior written consent of the City Council and upon 30 days prior written notice to JCC specifying the RDC's exercise of its right to receive a payment of additional rent (the "MAR Payment") equal to 4.99% of the amount, if any, by which the weighted average closing trading price of the Common Stock issued by JCC Holding in connection with the Plan of Reorganization over the 20 days of trading immediately prior to delivery of such written notice times the number of outstanding shares of such Common Stock, is greater than $320 million. Upon JCC's payment of the MAR Payment to the RDC, the RDC will have no further right to receive the 4.99% contingent payments described above or any additional market appreciation payments.

     JCC is also required to make: (i) contingent payments to the RDC equal to 4.99% of certain sums dividended or distributed by JCC to the stockholders of JCC Holding, (ii) in the event that JCC pays a Termination Fee (as defined herein under "-- Amended Management Agreement -- Termination of Amended Management Agreement") to the Manager, JCC must pay to the RDC an amount equal to 2.5% of such fee, and (iii) if the City adopts parking programs for certain neighborhoods adjacent to the Casino, $60,000 for the first year of Casino operations to administer such programs, payable within 30 days after Opening Date. If JCC fails to pay, when due, any of the payments under the Amended Ground Lease, JCC could be forced to pay the outstanding balance plus interest thereon from the due date of the payment to the delivery date of the payment at a default rate equal to the greater of: (a) the prime rate quoted by Citibank, N.A., plus 4% per year; or (b) 14% per year. Furthermore, JCC may be required to pay certain additional default penalties if any default by JCC results in the termination of the Amended Ground Lease.

     Pursuant to the Amended Ground Lease, as of the Effective Date JCC contributed, and on each anniversary thereof JCC will contribute, $1 million to the destination marketing program of the City for the joint benefit of the City and JCC in order to promote New Orleans and the Casino as destinations. The City, upon receipt of such annual contributions, has agreed to promptly transfer said funds directly to the entity or agency that the City is utilizing during that year for the majority of the tourism marketing conducted by or on behalf of the City. JCC will exercise control, with certain exceptions, over the spending of such $1 million annual contribution. If at the end of the first year after the execution date of the Amended Ground Lease or the end of any year thereafter ending on an anniversary of the execution date, JCC fails to designate the content for any portion of its destination marketing, such portion of the destination marketing for such year will thereafter not be subject to JCC's control. The City will cause the entity undertaking the destination marketing for the City to designate $1 million of such entity's budget on an annual basis, which budget is presently funded through designated tax revenues, for use in a destination marketing plan which will include promotion of the Casino. With respect to such $1 million of marketing expenditure, the City will exercise control over the content of said destination marketing. No person will be considered a third party beneficiary of the agreement by JCC to contribute $1 million annually to the destination marketing program of the City. Failure of JCC to contribute annually as provided above within 15 days after receipt of notice of such failure is an event of default under the Amended Ground Lease.

     The City has agreed, under the Amended Ground Lease, to take all necessary actions to move the Joan of Arc statue to a location other than the Rivergate site promptly after the Effective Date. JCC will make a payment to the City to assist in the relocation as provided in the City's conditional use ordinance for the Casino.

     Grant of Servitude Rights. Under the Amended Ground Lease a portion of the parking facility premises previously leased by HJC from the RDC under the Ground Lease has been surrendered to the City and the RDC, but certain access rights over such portion of the parking facilities surrendered to the City have been retained. In addition to such access rights, the City and the RDC have granted JCC certain servitude rights in portions of the employee and bus parking facility premises pursuant to the Amended Ground Lease. JCC is required to maintain the servitude areas granted pursuant to the Amended Ground Lease.

     Default; Termination. The occurrence of an event of default by JCC under the Amended Ground Lease could result in injunctive relief, fines, acceleration of rent, or termination of the Amended Ground Lease, subject to the rights of leasehold mortgagees. An event of default under the Amended Ground Lease by JCC includes (subject, in certain circumstances, to cure), among other things: (i) the failure to make the payments described above; (ii) the making of an assignment for the benefit of creditors or the filing of a bankruptcy petition;
(iii) the unauthorized sale, assignment, pledge, mortgage or transfer of the Amended Ground Lease or interest in JCC; (iv) the failure to comply with certain material terms of the Amended Ground Lease, the Second Floor Sublease or the Amended GDA; (v) the amendment of the Amended Management Agreement in a manner that materially and adversely affects any interests of the RDC or, under certain circumstances, the termination thereof; (vi) the hiring of a casino manager/operator without the approval and prior written consent of the RDC;
(vii) the revocation or termination of the Amended and Renegotiated Casino Operating Contract; (viii) the failure to comply with a final non-appealable judgment establishing a violation of the Amended Open Access Program and Plans;
(ix) the failure continually to operate the Casino in accordance with the terms of the Amended Ground Lease; (x) the failure to commence the Casino Construction within the time periods set forth in the Amended GDA (subject to GDA Force Majeure and certain cure rights under the completion guarantee for the benefit of the RDC and the City); and (xi) the failure of the Casino Construction to have been completed by June 30, 2000 (subject to GDA Force Majeure). Additionally, if the initial term of the Amended and Renegotiated Casino Operating Contract expires prior to the expiration of the initial term of the Amended Ground Lease or the Amended and Renegotiated Casino Operating Contract is not renewed or extended following due application, then JCC and the RDC each have the right to terminate the Amended Ground Lease and upon such termination the parties thereto will have no further rights or obligations thereunder. If the RDC or JCC elects not to terminate the Amended Ground Lease in such circumstance, JCC is obligated to pay only the Rent, Impositions (as defined herein under "-- Impositions; Amusement Tax"), School Board Payments, and contingent payments (or the MAR Payment, if applicable) and JCC shall be excused from complying with all obligations of the Amended Ground Lease which directly or indirectly require operation of the development for casino gaming operations until such time as a casino operating contract is re-acquired by JCC.

     Change of Use. The Amended Ground Lease provides that if: (i) a change of law or the enactment of a new law causes the prohibition, modification, restriction, or limitation of gaming operations at the Rivergate site in a manner which materially diminishes the benefits afforded JCC or the gaming activities permitted to be conducted at the Casino in the manner contemplated by current law; or (ii) the term of the Amended and Renegotiated Casino Operating Contract is limited, or cannot be extended following its expiration because of statutory restrictions in the Gaming Act, then JCC and the RDC will renegotiate the terms of the Amended Ground Lease in order to establish the highest and best use permitted by then-current law or, alternatively, in the case of (ii), JCC will have the right to terminate the Amended Ground Lease. In such event, JCC and the RDC will negotiate to establish a new rent and other additional charges payable under a revised ground lease. If the parties are unable to agree on the new rent and additional charges, the Amended Ground Lease imposes an appraisal procedure to resolve the dispute.

     Limitation of Warranties by the RDC and the City. In the Amended Ground Lease, the City and the RDC represent and warrant that the City is the owner of the Rivergate site subject to certain exceptions and that the City and the RDC bind themselves to maintain JCC in actual possession of the Rivergate site. The City and the RDC will have no liability, however, if either (i) the laws permitting the operation of the Casino are repealed or modified or (ii) a court of competent jurisdiction determines that the law permitting the operation of the Casino is unconstitutional, illegal, or unenforceable. Additionally, if one or more of the following should occur: (a) a determination that the Amended Ground Lease is invalid, illegal, void, or unenforceable by a court of competent jurisdiction; (b) the RDC is unable to grant and convey the leasehold rights provided for under the Amended Ground Lease; (c) a determination or declaration that the RDC does not have the right, power, and authority to enter into the Amended Ground Lease; (d) the RDC does not have clear title to the Rivergate site which would materially interfere with or prevent the construction and operation of the Casino; or (e) the RDC is unable to maintain JCC in actual possession of the Rivergate site, and, in any of such events, a final, non-appealable judgment is rendered on the issue of possession, then the Amended Ground Lease will terminate and the liability of the City and the RDC to JCC will be (i) limited to JCC's actual damages (specifically excluding consequential damages, such as loss of future profits), (ii) reduced by collateral source payments, and (iii) limited to future proceeds received by the City or the RDC from the sale, lease, or other disposition of the Rivergate site for 10 years from the date of such occurrence, or such lesser time as remains under the Amended Ground Lease. The Amended Ground Lease obligates the RDC to use reasonable best efforts to maintain the validity of the Amended Ground Lease, to maintain JCC's actual possession, and to perfect the City's good and merchantable title. The Amended Ground Lease further provides that if the Amended Ground Lease is terminated due to the failure of the RDC and the City to maintain JCC in possession of the leased premises and JCC elects to seek damages against the RDC or the City, JCC may relinquish the right it would otherwise have under the Amended Ground Lease to re-lease the Rivergate site if the City and the RDC regain the ability to lease such site.

     Indemnification. JCC is required to indemnify the RDC and the City against all liabilities arising out of or relating to, among other things: (i) the ownership, possession and use of the leased premises or any improvements thereon; (ii) the operation or management of the Casino Development; (iii) noncompliance by JCC with any terms of the Amended Ground Lease, the Amended GDA or the Second Floor Sublease; or (iv) noncompliance by JCC Development with any terms of the Second Floor Sublease. JCC's obligation to indemnify will not apply: (a) to liabilities caused by the intentional acts or omissions or the sole negligence of the RDC or the City, or their respective employees, agents, or contractors; or (b) where the RDC or the City or their respective employees, agents or contractors are liable with third parties other than JCC, its employees, agents or contractors. In addition, JCC has also agreed to indemnify the RDC or the City for environmental liabilities with respect to causes of action arising after November 30, 1994, other than those caused by third parties, and to assume responsibility for the cleanup (to the extent not completed) of certain environmental contamination arising prior to November 30, 1994.

     Limitations on Secured Indebtedness. After substantial completion of all components and all phases of the development as required by the Amended GDA, JCC may encumber its leasehold interest only after first obtaining the RDC's consent. The RDC's consent is not required if the lender is a "suitable lender" and the financing secured by such encumbrance satisfies certain objective criteria described in the Amended Ground Lease. For purposes of any subsequent financings, HET and entities controlled by, under common control with, or controlling HET will be suitable lenders. Under the Amended Ground Lease, the meaning of "suitable lender" is substantially similar to the definition of "suitable lender" in the Amended and Renegotiated Casino Operating Contract. See "-- Amended and Renegotiated Casino Operating Contract -- Financing." Any leasehold mortgages to be delivered in connection with the financing contemplated by the Plan of Reorganization are required to be consistent with the leasehold mortgage provisions of the Amended Ground Lease. HET and HOCI will also be treated as suitable lenders as to any loan made by either entity pursuant to the HET/JCC Agreement, the amended and restated completion loan agreement entered into between JCC and the Completion Guarantors (the "Amended Completion Loan Agreement"), the amended and restated construction lien indemnity obligation agreement between HOCI and JCC (the "Amended and Restated Construction Lien Agreement"), the HET Loan Guaranty, the indemnity by HET or HOCI to the provider of the Surety Bond, and the Junior Subordinated Credit Facility; provided that such treatment will not allow HET or HOCI to have any additional or longer cure period than is provided to leasehold mortgagees pursuant to the Amended Ground Lease. See "-- Amended and Renegotiated Casino Operating Contract -- Term, Fees and Impositions" and "-- Financing."

     Loan Default Rent. If as a result of a default by JCC on an obligation owed to a leasehold mortgagee, the Amended Ground Lease is transferred to a new tenant, then: (i) the aggregate amount of Rent, Gross Gaming Payments, Gross Non-Gaming Payments and the Second Floor Sublease rent for each full or partial fiscal year after such transfer must be at least 80% of the amounts paid with respect to the same period for the immediately preceding full or corresponding year (but no less than the Amended Ground Lease Minimum Payments), and (ii) all Rent increases must be suspended. These adjustments will no longer apply as soon as the aggregate amount of the payments for a full or partial fiscal year exceed 80% of the aggregate amount of the payments made with respect to the immediately preceding full or corresponding partial fiscal year.

     Restrictions on Assignment and Subleasing. The Amended Ground Lease may not be assigned, sold or transferred, nor may JCC enter into a sublease or any space lease of any portion of the leased premises, without the prior written consent of the RDC and the City, which may be conditioned on, among other things, the proposed assignee's satisfaction of certain qualifications regarding net worth, gaming experience, and other matters and, in the case of a sublessee, qualifications regarding the type of business contemplated and the size of space and term of sublease, provided, however, that the RDC has consented to and approved the terms of the Second Floor Sublease, and space leases in accordance with such Second Floor Sublease and the Master Plan will not require the prior written approval or consent of the RDC. See "-- Second Floor Sublease -- Master Plan." These restrictions do not apply to leasehold mortgagees under certain specified circumstances. The Amended Ground Lease provides that either the RDC or the City Council may, for any reason, refuse to consent or financially condition any assignment, sale or transfer of JCC's interest in the Amended Ground Lease, the Second Floor Sublease or the Amended Management Agreement to any entity (including a subsidiary or affiliate thereof) that has previously operated a licensed gaming establishment (including a riverboat) within Orleans Parish.

     Restrictions on Management and Operating Contracts. The Amended Ground Lease prohibits JCC from entering into any management or operating contract with any person without the prior written consent of the RDC and the City. Notwithstanding the foregoing, the RDC and the City Council have approved the Amended Management Agreement and Harrah's New Orleans Management Company as the Manager.

     Restrictions on Equity Transfers. The Amended Ground Lease prohibits certain types of transfers of equity interests in JCC and certain affiliated entities without the prior written consent of the RDC; provided, however, that the RDC is limited to seeking an injunction against transferees' participation in management. Certain transfers of membership interests in JCC result in the obligation of such entity effectuating such transfer to pay the RDC 2.5% of the profit realized by such entity from such transfer; provided that no such transfer payment will be due in the case of any transfer of Class A Common Stock or other publicly traded common stock of JCC Holding issued pursuant to the Plan of Reorganization.

     Non-Compete Provisions. The Amended Ground Lease prohibits JCC, JCC Holding, and certain affiliated entities from operating another land-based casino in the State or within 200 miles of the Casino Development during the term of the Amended Ground Lease without the prior written consent of the RDC.

     Limitation on Uses of Development Revenues. JCC and JCC Development are prohibited from using revenues generated at the Casino Development to subsidize persons or entities that will compete unfairly with the businesses located in Orleans Parish, such as restaurants, hotels or other commercial enterprises and is also prohibited from operating any form of ground transportation, except shuttle buses for both customers and employees, to the metropolitan New Orleans area. Notwithstanding the foregoing, JCC is authorized to (i) offer shuttle bus service to and from the Casino for employees and shuttle bus service to and from the Casino and hotels for its customers except in areas where the operation of buses is prohibited by City traffic ordinances of general application in effect as of the execution date of a certain agreement with the City; (ii) offer food service at the Casino to the extent permitted under State law in effect as of the execution of the Amended Ground Lease; (iii) permit live entertainment on the first floor of the Casino; (iv) permit exterior signs on the leased premises in appropriate locations, sizes, numbers and appearance identifying performers;
(v) permit charges for boxing or other specialty events not normally conducted by businesses in the immediate vicinity of the Casino, as more particularly agreed to in the conditional use application, subject to the application of any special event charges in accordance with the Amended Ground Lease; (vi) permit retail space on the first floor of the Casino in an area not to exceed 5,000 square feet; and (vii) permit tenants of the premises subject to the Second Floor Sublease to occupy and use such premises for the purposes permitted by the Second Floor Sublease.

     Residency Requirements. The Amended Ground Lease requires that not less than 55% of the employees of JCC and JCC Development live and reside in Orleans Parish (subject to reduction to comply with applicable law). The minimum percentage of JCC and JCC Development employees that are Orleans Parish residents will increase by 2% on the anniversary of the Opening Date until the residency requirement reaches 65% (subject to reduction to comply with applicable law). JCC has agreed to use its best efforts to maximize hiring in Orleans Parish with the goal being that 80% of employees of JCC and JCC Development, in the aggregate, live and reside in Orleans Parish.

     Amended Management Agreement. The Amended Ground Lease requires JCC to implement and abide by the terms of the Amended Management Agreement. Further, JCC may not amend the Amended Management Agreement in a manner that materially and adversely affects the interest of the RDC without the prior written consent of the RDC and the New Orleans City Council. JCC must give the RDC at least six months advance notice of any termination of the Amended Management Agreement. Amendment of the Amended Management Agreement in a manner that materially and adversely affects any interest of the RDC, or the hiring or retaining of a casino manager/operator without the prior written consent of the RDC constitutes an event of default under the Amended Ground Lease, subject to applicable cure periods.

     Transition and Manager Subordination Agreement. In the event the Amended Management Agreement is terminated, JCC is required to submit a written plan providing for the continuous operation of the Casino without material interruption, including but not limited to provisions for the transition of control of the development and of the funds in the house bank maintained at the Casino (the "House Bank") and the capital replacement fund described below. In connection with any termination of the Amended Ground Lease due to JCC's default, JCC is required to pay the RDC the sum of $5 million (subject to annual increases in the Consumer Price Index) to be used to facilitate the transition of the Casino to a new trade name, service mark, or other identification, unless the RDC has received Rent and other payments totaling at least $25 million (subject to annual increases in the Consumer Price Index) during the previous 12 month period. In the event of early termination of the Amended Ground Lease, the RDC also has the option to lease from JCC owned or leased gaming equipment at fair market rent and on customary terms.

     The Manager, the RDC and the City have entered into a subordination agreement (the "Manager Subordination Agreement (RDC/City)") providing for the subordination of fees owed by JCC to the

Manager pursuant to the Amended Management Agreement to the prior payment in full of all Rent and other payments due the City and the RDC under the Amended Ground Lease. In addition, the Manager Subordination Agreement (RDC/City) provides that, during the Transition Period (as defined below), the Manager will, among other things, undertake to remove (and, under certain circumstances, replace) certain property and marks owned by the Manager or its affiliates from the Casino, the improvements or other property, as the case may be. For purposes of the Manager Subordination Agreement (RDC/City), the "Transition Period" generally refers to a forty-five day period beginning on the date on which (i) the RDC or its receiver is placed in ownership or possession of the Casino or
(ii) an event of default has occurred and not been cured under the Amended Ground Lease as a result of the termination of the Amended Management Agreement and, with respect to either of the foregoing, (A) the Manager terminates the Amended Management Agreement or fails to give proper notice of such termination,
(B) the RDC is unable, for any reason, to use certain marks at the Casino, or
(C) the Manager terminates the use at the Casino of certain proprietary computer systems without replacing such systems.

     Limitations on Alterations to Casino Development. The Amended Ground Lease prohibits JCC from making any alteration to the Casino Development other than non-structural alterations without the prior written approval of the RDC and the City. Approval of the City is not necessary for non-structural alterations except to the extent required by applicable laws and regulations. Further, the consent of the RDC is required if the total costs of the non-structural alterations exceeds $250,000, provided that the RDC may not unreasonably withhold its consent. JCC is not required to seek the consent of the City or the RDC to a non-structural alteration costing less than $250,000, but JCC is required to give the RDC copies of the as built plans and specifications on completion of the nonstructural alterations if any such plans or specifications have been prepared for JCC.

     Provisions Regarding Casualty Loss. The Amended Ground Lease requires all insurance proceeds in excess of $500,000 payable following a casualty loss at the Casino to be paid to an insurance trustee, who will disburse the funds to pay for the cost of restoring the Casino, subject to specific procedures and approvals set forth in the Amended Ground Lease. If the insurance proceeds are insufficient to pay for the restoration of the Casino, JCC is obligated to complete the work at its own expense. No destruction of, or damage to, the Casino or any portion thereof will permit JCC to terminate the Amended Ground Lease, nor will such circumstances give rise to a rent abatement, except under certain circumstances during the last five years of the term of the Amended Ground Lease.

     Provisions Regarding Condemnation. If there is a taking by eminent domain or condemnation of the entirety of the Casino Development, or of so much thereof that it would be imprudent or unreasonable to continue Casino operations even after making all reasonable repairs and restorations (a "Major Condemnation"), the Amended Ground Lease will terminate. Thereupon, no party to the Amended Ground Lease will have any further claims against the other parties thereto, and each party to the Amended Ground Lease may seek to recover (unless the City or its agencies are the condemnor) compensation from the condemning authority, subject to the right of the leasehold mortgagees to be paid in full if such Major Condemnation occurs during the first ten years of the Amended Ground Lease and thereafter to be paid in accordance with a declining scale. If a Major Condemnation occurs by the City or its agencies, JCC has the right to receive compensation from the condemning authority subject to the right of leasehold mortgagees to be paid in full. If any taking or condemnation other than a Major Condemnation occurs, the Amended Ground Lease will remain in full force and effect, the Rent and additional charges payable thereunder may be adjusted, and JCC will be obligated to restore the Casino as early as possible to its prior condition. The proceeds of any condemnation award will be held by an escrow agent selected by JCC and the RDC, to be disbursed in the manner set forth in the Amended Ground Lease. If the amount of the condemnation award or awards is insufficient to pay for restoring the Casino, JCC is obligated to complete the restoration work at its own expense.

     Capital Replacement Fund. Beginning on the first full calendar month after the Opening Date of the Casino, JCC is required to fund monthly payments into a capital replacement fund in an aggregate amount equal to $3 million for the first 12 months following the Opening Date, $4 million for the second 12 months following the Opening Date, and $5 million for the third 12 months following the Opening Date. For each successive 12 month period thereafter, JCC is required to contribute to the capital replacement fund 2.0% of Gross Gaming Revenue and Gross Non-Gaming Revenue. The Amended Ground Lease specifies the purposes for which sums in the capital replacement fund may be used and sets forth rules for carrying forward, retaining, withdrawing from and replenishing the capital replacement fund, as well as the use of such funds upon the termination of the Amended Ground Lease. The capital replacement fund referred to above is the same as that required pursuant to the Amended Management Agreement and the Amended and Renegotiated Casino Operating Contract and is not meant to duplicate the capital replacement obligations of JCC under the Amended Management Agreement and the Amended and Renegotiated Casino Operating Contract. See "-- Amended and Renegotiated Casino Operating Contract -- Capital Replacement Fund" and "Amended Management Agreement -- Capital Replacement Fund."

     Savings and Retirement Plan. Subject to restrictions under applicable law and any changes therein that may from time to time be elected by JCC, JCC Development or the Manager, employees of the Casino premises will be given the opportunity to participate in a JCC savings and retirement plan (the "JCC S&RP") no less favorable than the savings and retirement plan of HET and its affiliates in effect on the Effective Date (the "Harrah's S&RP"), as thereafter substituted or amended, or if the Manager or an HET affiliate is no longer the Casino manager, on terms no less favorable than the savings and retirement plan of the successor entity, as may be approved by the City and the RDC. Changes or modifications to the JCC S&RP will not be a default under the Amended Ground Lease or in any way actionable by the City or RDC as long as such modified JCC S&RP is no less favorable than the Harrah's S&RP or the savings and retirement plan of any such approved successor entity, as may be applicable, and is not discriminatory against JCC's employees.

     Disposition of Excess Proceeds Following Foreclosure. The Amended Ground Lease provides that a mortgagee who forecloses upon the Casino Development and subsequently receives proceeds from the sale of the Casino property in excess of the unpaid indebtedness plus costs shall pay 50% of such excess proceeds to the RDC, subject to any rights of JCC to such excess proceeds. The RDC and the City acknowledge and agree in the Amended Ground Lease that the Bank Lenders, the holders of the New Notes, the New Contingent Notes, the Junior Subordinated Credit Facility and the Convertible Junior Subordinated Debentures have not received excess proceeds in connection with the transactions contemplated by the Plan of Reorganization and the RDC is entitled to no additional compensation under the Amended Ground Lease in connection therewith.

     Amended Open Access Program and Plans. As additional consideration for the Amended Ground Lease, JCC is obligated to comply with the terms of the Amended Open Access Program and Plans and agrees to use the efforts specified therein and all due diligence to achieve the goals and objectives and to satisfy the commitments stated in the Amended Open Access Program and Plans under the penalties stated therein. JCC has covenanted to require the Manager to comply with the Amended Open Access Program and Plans in all hiring, employment and contracting decisions. See "-- Amended GDA" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Performance -- The Company May Not be Able to Comply With Minority Hiring Requirements."

     Impositions; Amusement Tax. JCC is required, commencing on the Opening Date and throughout the term of the Amended Ground Lease, to pay or cause to be paid, on a timely basis, any non-discriminatory tax, duty, charge, fee or payment imposed by any governmental, quasi-governmental or public authority, utility or entity which arises in connection with the ownership, use, occupancy or possession of the Casino Development (collectively, "Impositions"). The Amended Ground Lease further requires JCC voluntarily to pay ad valorem taxes to the City in the event that any local and special state legislation is subsequently enacted which relieves JCC of its obligation to pay the tax.

     The City imposes an amusement tax on certain receipts. The Amended Ground Lease also provides that JCC will be obligated to collect and remit, and cause JCC Development to collect and remit, to the City an amusement tax only with respect to certain special events and that the amusement tax need not be collected or remitted with respect to wagers or gross gaming revenues. If, however, a court determines in a final non-appealable judgment that the amusement tax is applicable to JCC's receipts other than receipts from special events, JCC may set off the amount of the amusement tax collected against future Rents, future Gross Gaming Payments and future Gross Non-Gaming Payments. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Performance -- The Company May Not be Able to Satisfy Certain of Its Obligations if the Casino is Subject to Additional Taxes."

AMENDED AND RENEGOTIATED CASINO OPERATING CONTRACT

     Pursuant to the Casino Operating Contract, which commenced on July 15, 1994, the LEDGC granted HJC the right to conduct gaming operations at the Casino. Under the Plan of Reorganization, on the Effective Date, all of HJC's right, title and interest in and to the Casino Operating Contract revested in HJC, and the Casino Operating Contract was modified by the Amended and Renegotiated Casino Operating Contract and assigned to JCC in accordance with applicable State law and the agreement of the parties thereto.

     Term, Fees and Impositions. Pursuant to the Amended and Renegotiated Casino Operating Contract, JCC has the right to conduct gaming operations at the Casino, and the Casino is required to be located at the site of the former Rivergate Convention Center. The Amended and Renegotiated Casino Operating Contract is revocable in accordance with the terms thereof. The term of the Amended and Renegotiated Casino Operating Contract is 20 years from July 1994 with one automatic ten year renewal option.

     Under the Casino Operating Contract, HJC paid the LEDGC an initial payment of $125 million (the "Initial Payment") in installments as well as 25% of the gross gaming revenues from the Basin Street Casino during the period that it operated. During the operation of the Basin Street Casino, HJC overpaid the LEDGC approximately $4.8 million and is, therefore, entitled to a credit of this amount from the LGCB, as successor to the LEDGC. Under the Amended and Renegotiated Casino Operating Contract, JCC is entitled to an offset of $4,812,477 against daily payments owed to the LGCB during the second full COC Fiscal Year to take into account such overpayments by HJC to LEDGC. Under the Amended and Renegotiated Casino Operating Contract, a "COC Fiscal Year" is defined to mean a 12-month period beginning April 1, provided that the first Full COC Fiscal Year is defined to mean the period commencing on the Casino Opening Date and ending on the first March 31st thereafter.

     Under the Amended and Renegotiated Casino Operating Contract, each fiscal year of the Casino's operation, JCC is required to pay to the State, by and through the LGCB, an amount equal to the greater of (i) $100 million or (ii) the sum of the following percentages of gross gaming revenue from the Casino in a fiscal year: (A) 18.5% of gross gaming revenue up to and including $600 million; plus (B) 20% of gross gaming revenue in excess of $600 million up to and including $700 million; plus (C) 22% of the gross gaming revenue in excess of $700 million up to and including $800 million; plus (D) 24% of gross gaming revenue in excess of $800 million up to and including $900 million; plus 25% of gross gaming revenue in excess of $900 million (the "Gross Gaming Revenue Share Payments"). JCC is required to make a daily payment to the LGCB equal to $100 million divided by 365 days, or approximately $274,000, with an end of year settlement, if any, of Gross Gaming Revenue Share Payments in excess of $100 million. If the Opening Date does not occur by October 30, 1999, then JCC is still required to pay the minimum daily payment to the LGCB as required under the Amended and Renegotiated Casino Operating Contract, under the same terms and conditions as if the Casino were actually open for business to the general public, unless the failure to open the Casino for business to the general public by October 30, 1999 is due to a Force Majeure event (as defined below under "-- Completion Guarantees"). The requirement to pay the minimum daily payment pursuant to the terms of the Amended and Renegotiated Casino Operating Contract prior to the date that the Casino actually opens for operation would materially and adversely affect the Company's business, financial condition and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future
Performance -- The Casino May Not be Able to Commence Operations as Scheduled."

     Any unpaid portion due to the State in any one COC Fiscal Year (including any short COC Fiscal Year for the period immediately following opening of the Casino) in which (x) JCC ceases operations other than for an Excusable Temporary Cessation of Operations (as defined herein under "-- HET/JCC Agreement"), (y) an event of default occurs causing termination of the Amended Ground Lease, or (z) an event of default occurs under the Amended and Renegotiated Casino Operating Contract as a result of failure to pay Gross Gaming Revenue Share Payments (the "Minimum Payments") will be guaranteed by a Minimum Payment Guaranty. A failure by JCC to cause to be provided a Minimum Payment Guaranty before the first day of a new COC Fiscal Year will result in a termination of the Amended and Renegotiated Casino Operating Contract with no cure period.

     For the partial COC Fiscal Year of operation ending March 31, 2000 HET and HOCI have provided, and subject to the terms and conditions set forth in the HET/JCC Agreement, for the four subsequent full COC Fiscal Years, HET and HOCI have agreed to continue to provide, a Minimum Payment Guaranty. See "-- HET/JCC Agreement." The obligations of JCC, HET and HOCI under the HET/JCC Agreement are secured by a first priority lien on substantially all the assets of JCC Holding, JCC, CP Development and FP Development (excluding the Amended and Renegotiated Casino Operating Contract and the Gross Revenue Share Payments). Pursuant to the terms of the HET/JCC Agreement, commencing with the COC Fiscal Year beginning April 1, 2001, JCC may terminate the HET/JCC Agreement by providing notice of its intent to terminate to HET and HOCI. If JCC elects to terminate the HET/JCC Agreement for the COC Fiscal Year beginning April 1, 2001, JCC will be required to pay a termination fee of $1.0 million to HET. For a termination in the COC Fiscal Years beginning April 1, 2002 and April 1, 2003, no such fee will be payable. A Minimum Payment Guaranty will guarantee JCC's obligations to pay the Minimum Payments only for the duration of the COC Fiscal Year during which JCC
(i) abandons operations of the Casino, (ii) fails to make daily payments to the LGCB, or (iii) files for bankruptcy and ceases casino operations (each a "Minimum Payment Default"). A Minimum Payment Guaranty will not secure any obligations during, or otherwise apply to, any subsequent COC Fiscal Year. In the event a non-renewal condition under the HET/JCC Agreement has occurred or upon termination of the HET/JCC Agreement on March 31, 2004, JCC is required to secure a substitute guarantor acceptable to the LGCB to provide a Minimum Payment Guaranty. Such guarantor may or may not be HET, HOCI or any affiliate thereof. In the Amended and Renegotiated Casino Operating Contract, the State and the LGCB have acknowledged that HET and HOCI have no legal obligation or duty, express or implied, to provide a Minimum Payment Guaranty (i) for any COC Fiscal Year following a fiscal year in which a Minimum Payment Default occurs or any other non-renewal condition under the HET/JCC Agreement occurs, (ii) for any COC Fiscal Year after March 31, 2004, or (iii) if the HET/JCC Agreement has otherwise terminated pursuant to its terms.

     Under the Amended and Renegotiated Casino Operating Contract, the State owns that portion of the daily collections from gaming operations equal to the amount of the daily payment. JCC is prohibited from entering into any contract or other agreement that permits or purports to permit JCC or any other person to claim a right or interest in or to the Gross Gaming Revenue Share Payments, which include the daily payments. The daily payments are required to be deposited directly into a State account by the next business day after collection.

     Under the Amended and Renegotiated Casino Operating Contract, subject to certain regulatory approvals, JCC is permitted to grant to one or more leasehold mortgagees a security interest in the funds owned by JCC if the instrument granting the security interest provides that the security instrument does not extend to the State's ownership interest in the Gross Gaming Revenue Share Payments, including the daily payments. The leasehold mortgagee is required to acknowledge that its mortgage does not extend to the State's ownership interests in the Gross Gaming Revenue Share Payments.

     If JCC fails to pay as and when due any amount due to the State under the Amended and Renegotiated Casino Operating Contract, in addition to other consequences of default, the amount past due bears interest at a default interest rate equal to the greater of (i) the prime rate of Citibank N.A. or its successor plus 5% or (ii) 15% per year.

     Exclusive Contract. The Amended and Renegotiated Casino Operating Contract is exclusive in Orleans Parish. The Amended and Renegotiated Casino Operating Contract provides that if another land-based casino is authorized to operate in Orleans Parish during the term of the Amended and Renegotiated Casino Operating Contract, JCC is afforded certain specified relief described below. However, JCC is not relieved of the obligation to pay additional charges or to perform its non-monetary obligations under the Amended and Renegotiated Casino Operating Contract, including construction and operation of the Casino.

     The Amended and Renegotiated Casino Operating Contract provides that if (i) there are material violations of particular statutory exclusivity provisions by
(a) a change in State law (adopted by statute, regulation or rule) from that law in effect January 1, 1997 permitting any game or gaming device at another land-based facility in the Parish of New Orleans (not otherwise legal and offered for play under existing law at such facility) or permitting riverboats (other than a Permitted Riverboat) to conduct gaming beyond the scope permitted by statute in effect January 1, 1997, (b) a failure by the State or an agency or instrumentality thereof to enforce the State law regarding land-based gaming (other than riverboat dockside issues), (c) the State or LGCB permitting riverboats to conduct gaming if the riverboats do not meet the requirements of La.R.S. 27:44(4) and 27:44(23) (c) and (d), as those statutes are in effect January 1, 1997, or (d) Native American gaming, and (ii) which material violations continue after notice from JCC and 60 days opportunity to cure by the LGCB or the State, and (iii) a court of competent jurisdiction renders a final non-appealable judgment holding that such material violations did occur and were not timely cured within 60 days after receipt by the LGCB of notice from JCC, JCC will be relieved of the obligation to make the Gross Gaming Revenue Share Payments from the date of such final non-appealable judgment, subject to the additional cure provisions described below, and JCC will be entitled to an offset against future obligations to the LGCB and/or the State with respect to any amounts paid to the LGCB and/or the State during the judicially determined period of any such violation. During the judicial action referred to above, JCC is required to continue to pay the Gross Gaming Revenue Share Payments while the action is pursued to a final non-appealable judgment, with a reservation of all JCC's legal rights.

     With respect to clause (a) of the immediately preceding paragraph, a change in State law which would cause a violation of the exclusivity provisions of the Amended and Renegotiated Casino Operating Contract does not include a "Permitted Amendment." A "Permitted Amendment" is a change in State law authorizing one or more licensed riverboats to remain dockside and conduct dockside gaming beyond the scope of permitted by statute as in effect January 1, 1997; provided that, with respect to Orleans Parish, such authorization must be limited to one licensed riverboat at any time (a "Permitted Riverboat") which must be located on Lake Pontchartrain in Orleans Parish, and provided, further, that the (A) Permitted Riverboat's gaming area must not exceed 30,000 square feet in the aggregate; (B) owner or operator of the Permitted Riverboat may not participate directly or indirectly in the ownership, construction, operation or subsidization of any hotel of a size exceeding 399 guest rooms within a distance of one mile from the berthing area of a Permitted Riverboat; and (C) Permitted Riverboat may not maintain or offer for patron or public use on the vessel and at its terminal, berthing area and any hotel referred to above, more than 8,000 square feet of restaurant facilities in the aggregate (exclusive of food preparation and handling areas).

     Notwithstanding the terms of any final non-appealable judgment rendered by the court in any action brought pursuant to the procedures described in the immediately preceding paragraph, the LGCB and the State will have 24 months from the date that any such final non-appealable judgment is rendered to cure the material violation and to file a declaratory judgment action seeking a declaration from a court of competent jurisdiction confirming that the cure has, in fact, been made and the date and duration of any one or more periods of cure. If the LGCB and the State obtain such declaration, the Gross Gaming Revenue Share Payments will be paid to the State for all periods during the course of the litigation that the court determines by final judgment were periods of "cure."

     In addition, the State has agreed that it will not permit riverboats (any vessel meeting the requirements of La.R.S. 27:44(4) and 27:44(23)(a-e), as those statutes are in effect on the date of the Amended and Renegotiated Casino Operating Contract) to conduct illegal dockside gaming (provided that it does not include such gaming if the riverboat conducts sailing or cruising materially in accordance with the requirements of La.R.S. 27:65(B)(1) in effect as of January 1, 1997), and that (a) if there are any material violations of the covenant which continue after notice from JCC and 60 days opportunity to cure by the LGCB or the State, and (b) if a court of competent jurisdiction renders a judgment (subject to applicable appellate rights) holding that material violations did occur and were not timely cured within 60 days after receipt by the LGCB of notice from JCC, JCC will be entitled to seek only (i) specific performance by the LGCB and/or the State of the obligations contained in the covenant and/or (ii) mandamus against the LGCB or the appropriate governmental authority. Except for the relief from the Gross Gaming Revenue Share Payments set forth in the Gaming Act, no monetary remedy is authorized under the Amended and Renegotiated Casino Operating Contract. However, during the pendency of any such judicial action seeking specific performance and/or mandamus, through final non-appealable judgment, JCC will not be relieved of its obligation to pay the Gross Gaming Revenue Share Payments. The finding of the violation complained of in such action will not at that time or at any time thereafter relieve JCC of its obligation to pay the Gross Gaming Revenue Share Payments.

     The Amended and Renegotiated Casino Operating Contract provides that JCC will not initiate any action for judicial relief concerning any exclusivity violations until the expiration of 18 months after the Opening Date, although the notice and cure provisions regarding both parties will be in force during such eighteen month period and subsequent years. In no event will JCC be restricted during such 18 month period from asserting any exclusivity violations as a defense or in any other procedural manner required under the circumstances properly to seek relief as described above in response to any action initiated by LGCB: (a) to terminate the Amended and Renegotiated Casino Operating Contract; or (b) to challenge the financial suitability of JCC caused substantially by the exclusivity violation asserted as a defense thereto. The Amended and Renegotiated Casino Operating Contract further states that the provisions described in the preceding sentence are not intended to apply to routine operational regulatory interactions between the parties.

     Rules and Regulations. Under the Amended and Renegotiated Casino Operating Contract, JCC acknowledges and consents to the LGCB's rule and regulation making authority.

     Casino Manager. Under the Amended and Renegotiated Casino Operating Contract, JCC cannot amend the casino management contract between JCC and the Manager or enter into a new casino management contract without the LGCB's approval. The acts and omissions of the Manager are deemed to be the acts and omissions of JCC for purposes of the Amended and Renegotiated Casino Operating Contract.

     Financial Stability. Under the Amended and Renegotiated Casino Operating Contract, JCC must remain financially stable. JCC is deemed to be financially stable if JCC: (i) maintains an adequate casino bankroll; (ii) has the ability to satisfy its operating expenses; (iii) has the ability to pay its debts that will mature or otherwise become due and payable during the next 12 month period; and (iv) has made all required payments to the capital replacement fund. If, at any time, JCC is unable to demonstrate that it is financially stable, JCC will have a specified time period after notice of a financial stability default from the LGCB to cure such default. During the existence of a financial stability default, the LGCB may impose orders or regulatory conditions, necessary to protect the public interest, including the appointment of a fiscal agent.

     Suitability. Under the Amended and Renegotiated Casino Operating Contract, JCC and the Manager are required to remain "suitable" (as that term is defined in the Gaming Act), which requires findings with respect to certain equity and debt holders as well as certain officers and directors of JCC, the Manager and their affiliates. See "-- Regulation -- Louisiana Gaming Act." The LGCB may terminate the Amended and Renegotiated Casino Operating Contract if the LGCB determines that JCC or the Manager is not suitable. If the LGCB determines that JCC or a holder of a debt or equity interest in JCC or any of their respective affiliates is not suitable, the LGCB must provide notice of this determination to JCC. If JCC pursues certain remedial actions designed to insulate itself from the unsuitable person, it may protect itself against regulatory action if certain requirements are met. The safe harbor requirements obligate JCC or its affiliates to take immediate good faith action to cause the unsuitable person to dispose of the person's interest in JCC or its affiliates and, pending the disposition, JCC or its affiliates, as the case may be, must ensure that the unsuitable person: (i) does not receive dividends or interest on the securities of JCC or its affiliates; (ii) does not exercise, directly or indirectly, including through a trustee or nominee, any right conferred by the securities of JCC or its affiliates; (iii) does not receive any remuneration from JCC or its affiliates; (iv) does not receive any economic benefit from JCC or its affiliates; and (v) subject to the disposition requirements, does not continue in an ownership or economic interest in JCC or its affiliates or remain as a manager, officer, director, partner, employee, consultant or agent of JCC or its affiliates. This safe harbor does not apply if JCC or its affiliates, as the case may be (a) had actual or constructive knowledge or should have had knowledge of the facts that are the basis of the regulatory action and failed to take appropriate action; (b) is so tainted by the unsuitable person to affect the suitability of JCC or its affiliates; or (c) cannot meet the suitability standards contained in the Gaming Act and the Rules and Regulations.

     Under the Amended and Renegotiated Casino Operating Contract, JCC was required to advance the LGCB up to $3.5 million to reimburse the LGCB for its actual personnel costs (to include LGCB, State Police and Attorney General personnel and contract staff appropriate to the suitability process) that were incurred in connection with the suitability findings necessary for the execution of the Amended and Renegotiated Casino Operating Contract and the opening of the Casino (the "Initial Costs"). HJC paid $500,000 of this amount prior to the Effective Date and JCC advanced $3 million of this amount on the Effective Date. Six months after the Effective Date, the LGCB will provide JCC with a full accounting of amounts spent to date and projections of anticipated additional Initial Costs. The LGCB also may notify JCC that the Initial Costs have exceeded the $3.5 million advanced to the LGCB, in which case JCC may be required by the LGCB and/or State to pay such additional amounts within 15 days of demand. The Company cannot assure that the Initial Costs will not exceed $3.5 million, and in the event that the Initial Costs do exceed $3.5 million, it is likely that the LGCB and/or State will require JCC to pay such additional amounts to them.

     Days and Hours of Operation. With certain limited exceptions, the Amended and Renegotiated Casino Operating Contract requires JCC to operate the Casino 24 hours a day, seven days a week.

     Timetables and Outside Dates. Under the Amended and Renegotiated Casino Operating Contract, JCC has a duty to complete the Casino Construction by October 30, 1999, 12 months after the Effective Date, adjusted for Force Majeure events, but only for the number of days due to such Force Majeure events and only to the extent that such Force Majeure events actually delay the completion of the Casino Construction.

     Restaurant, Lodging and Retail Restrictions. The Amended and Renegotiated Casino Operating Contract incorporates the restrictions in the Gaming Act prohibiting certain restaurant, lodging and retail operations, subject to the LGCB's rule making powers with respect to leasing space to third-party restaurateurs and vendors. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Performance -- The Casino is Subject to Limits on Providing Lodging, Food Services, Entertainment and Retail Operations That Could Impact Its Ability to Operate Profitably."

     Capital Replacement Fund. The Amended and Renegotiated Casino Operating Contract obligates JCC to maintain a capital replacement fund. The capital replacement fund is the same as that required pursuant to the Amended Ground Lease and Amended Management Agreement. See "-- Amended Ground Lease -- Capital Replacement Fund" and "Management Agreement -- Capital Replacement Fund."

     Other Covenants and Conditions. The Amended and Renegotiated Casino Operating Contract contains a number of other covenants on the part of JCC, including adherence to nondiscrimination policies and practices; giving preference to Louisiana residents in obtaining goods and services; employment of minorities at least consistent with the minority population of the State; production of documentation on the holders of notes or indentures or other evidences of indebtedness; performance of obligations under the Amended Ground Lease, the Amended GDA and the Amended Management Agreement; limiting accessibility to the areas of the Casino where gaming occurs by persons under the age of 21; and maintaining the Casino in a clean, safe and first-class condition. JCC also cannot amend the Amended Management Agreement without the LGCB's approval.

     Design and Construction. JCC is required to obtain prior approval from the LGCB of any material change to the design development documents or the construction documents with respect to the Casino and for any subsequent alterations that would constitute a material change.

     Indemnification. Under the Amended and Renegotiated Casino Operating Contract, JCC is required to indemnify the LGCB against all liabilities arising out of or relating to, among other things: (i) the failure of JCC, the Manager or a lessee to comply with the terms of the Amended and Renegotiated Casino Operating

Contract; (ii) the construction or remodeling of the Casino or the performance of any work thereon; (iii) the failure of JCC, the Manager or a lessee to comply with the terms of the Amended Ground Lease, the Amended GDA, the Amended Management Agreement or any other agreement affecting the Casino to which JCC, the Manager or a lessee is a party; (iv) any personal injury, death or property damage suffered or alleged to have been suffered in, on or about the Casino; (v) any act, omission or other negligence of JCC, the Manager, any lessee or their respective employees, agents or servants; or (vi) any failure of JCC, the Manager or a lessee to comply with applicable law. JCC's obligation to indemnify the LGCB does not apply with respect to claims that are based upon: (a) the sole negligence or intentional fault of the LGCB; (b) a finding of unsuitability that has been adjudicated by a proper court to have been arbitrary and capricious;
(c) the joint or solitary fault of the LGCB, the State or any person for whom either is vicariously liable with a third party or parties other than JCC, the Manager or their respective affiliates, or (d) a breach of the Amended and Renegotiated Casino Operating Contract by the LGCB. JCC is required to indemnify the State in the event a judgment is rendered against the State as a result of the actions of JCC or its agents.

     Default; Termination. The occurrence of a default of a material obligation by JCC could result in the termination of the Amended and Renegotiated Casino Operating Contract, subject, under certain circumstances, to the rights of leasehold mortgagees. Such default includes, among other things: (i) the failure to pay the installments of the Gross Gaming Revenue Share Payments or any other payment; (ii) financial instability of JCC; (iii) unsuitability of JCC or the Manager; (iv) unsuitability of certain other persons required to be found suitable if JCC does not satisfy the safe harbor requirements; (v) conviction of JCC of conduct that, in the applicable jurisdiction, is punishable as a felony or equates to a felony in the State; (vi) adjudication of JCC as being in default under the Amended Ground Lease, the Amended GDA or the Amended Management Agreement and, in the LGCB's opinion, the default materially affects JCC's ability to perform its obligations under the Amended and Renegotiated Casino Operating Contract; (vii) the Amended and Renegotiated Casino Operating Contract, or any right created thereby, is taken, seized or attached and the execution, seizure or attachment is not released within five days; (viii) JCC makes a general assignment for the benefit of creditors; admits in writing its insolvency or inability to pay its debts; is adjudged to be insolvent; files a petition or other request for relief seeking any reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief; files an answer or other pleading admitting or not contesting the material allegations of, or stipulating to the relief sought in, a petition filed against it in any such proceeding; seeks or consents or acquiesces in the appointment of a trustee, administrator or liquidator for JCC or a material part of its assets; or if JCC voluntarily liquidates or dissolves; (ix) JCC fails to perform or comply with any other material obligation in the Amended and Renegotiated Casino Operating Contract; (x) other than as a result of certain excusable causes, JCC closes or abandons Casino operations; or (xi) JCC does not cause to be provided and continuously maintain a Minimum Payment Guaranty. The LGCB is required to provide notice and an opportunity to cure a default. Subject to the rights of the leasehold mortgagees, if JCC does not cure a default within the time period provided in the Amended and Renegotiated Casino Operating Contract, the LGCB may terminate the Amended and Renegotiated Casino Operating Contract, enforce the obligation in default and exercise any other right or remedy available to the LGCB, including the imposition of fines.

     The Amended and Renegotiated Casino Operating Contract will be immediately terminated, with no right to cure, if either (i) JCC, other than as a result of an Excusable Temporary Cessation of Operations, closes the Casino or ceases gaming operations and fails to reopen the Casino and resume gaming operations within seven days, or (ii) JCC fails to post the Minimum Payment Guaranty at least one day prior to the first day of each COC Fiscal Year (either of (i) or (ii) above, a "Termination Event").

     Financing. All financing must be approved by the LGCB and is required to be obtained from lenders that meet certain availability criteria. As provided in the Amended and Renegotiated Casino Operating Contract, certain lenders are presumed to be suitable. The LGCB may at any time determine that the presumption of suitability no longer exists for a lender if either (a) the lender exercises control or intends to exercise control over JCC or the Manager, or (b) the LGCB receives information indicating that the lender may not meet the suitability requirements. If the presumption of suitability no longer exists, the lender is required to demonstrate its suitability in accordance with the terms of the Gaming Act.

     JCC is not required to obtain the LGCB's approval for financings if the lenders are suitable and: (i) the principal amount of the new debt does not exceed the sum of the debt refinanced, capital improvements funded from proceeds of the additional financing and transaction costs related to the financing; (ii) the pre-tax cash flow of JCC is not less than 1.25 times the amount of annual interest payable with respect to the debt incurred in the financing; or (iii) the financing is permitted by the LGCB's Rules and Regulations.

     The Amended and Renegotiated Casino Operating Contract provides protections to the leasehold mortgagees, including notice of a default and, unless a Termination Event occurs, 45 business days within which to cure the default after the expiration of the casino operator's cure period. The leasehold mortgagees also have the right to seek the appointment of a receiver unless a Termination Event occurs. Upon the appointment of a receiver and the posting of a bond by the receiver, the receiver is issued a one time, nonrenewable provisional contract by the LGCB to continue operation of the Casino until the receivership is terminated. The leasehold mortgagee causing the appointment of a receiver is required to pay the cost of the receiver's bond and the cost of operating the Casino during the term of the receivership to the extent that costs exceed available revenues. If the leasehold mortgagee that provoked the receivership provides notice of its intent to withdraw financial support of the receivership, upon 90 days notice, the leasehold mortgagee will not be responsible for any costs or expenses of the receivership after the date specified in its notice. The Amended and Renegotiated Casino Operating Contract provides for the effects of termination of the receivership, which may result in the Amended and Renegotiated Casino Operating Contract being terminated and the right to operate the Casino being rebid.

     Transfer Restrictions. Under the Amended and Renegotiated Casino Operating Contract, JCC cannot transfer or encumber the Amended and Renegotiated Casino Operating Contract, the Amended Management Agreement, the Amended Ground Lease or the Amended GDA, or any interest therein, without the approval of the LGCB. The LGCB may in all cases impose conditions to its approval. The LGCB is required to give notice and an opportunity to cure a violation of the transfer restrictions. With respect to a transfer or encumbrance by someone other than JCC in violation of the transfer restrictions, the transfer or encumbrance will not be a default by JCC if JCC complies with the safe harbor requirements and insulates itself in the manner required by the Amended and Renegotiated Casino Operating Contract. Notwithstanding the foregoing, the Amended and Renegotiated Casino Operating Contract provides that the transfer restrictions are not intended to restrict the transfer of publicly traded securities that are traded on a national exchange, provided that the LGCB maintains the power to require the holder of any such securities subsequently to be found suitable. See
"-- Regulation -- Louisiana Gaming Act."

     Completion Guarantee. Pursuant to the Amended and Renegotiated Casino Operating Contract, the Completion Guarantors have provided to the LGCB a guarantee of the completion of construction of the Casino. See "-- Completion Guarantees."

AMENDED MANAGEMENT AGREEMENT

     General. On October 29, 1998, JCC and the Manager entered into a second amended and restated management agreement (the "Amended Management Agreement") granting the Manager the sole and exclusive right to manage and operate the Casino. The Manager is responsible for and has authority over, among other things: (a) hiring and supervising the Casino's employees, and establishing labor policies for such employees; (b) gaming and entertainment policies and operations, including security and internal control procedures for the Casino;
(c) advertising, marketing and promotions; (d) Casino-level accounting and budgeting functions; (e) maintaining, renovating and improving the Casino; (f) determining the use of certain proprietary and third party licensed computer services and certain brand services generally offered at casinos owned or managed by HET and its affiliates; and (g) performing certain other obligations of JCC requested by JCC in writing and agreed to by the Manager. During the term of the Amended Management Agreement, JCC is required to fund the cost of operating the Casino and is responsible for, among other things, (a) approving budgets presented by the Manager; (b) maintaining JCC's leasehold interest in the Casino Premises, free from encumbrances other than those set forth as exceptions in the title policy covering the Casino Premises; (c) developing, constructing, furnishing and equipping the Casino, including the hiring of a program manager or any construction consultants, contractors, subcontractors or architects; (d) obtaining and maintaining all licenses and permits required for ownership of the Casino and continued operation of all facilities and handling governmental affairs; (e) matters relating to the development, leasing and financing of the second floor of the Casino; (f) matters relating to the Amended Open Access Program and Plans; (g) payment of all indebtedness encumbering the Casino and matters related to the reorganization; (h) community and public relations other than advertising, marketing and promotions; (i) establishing and administering employee benefit plans and other employee benefit matters; (j) determining, based on the Manager's recommendations, what entity shall provide certain administrative services; (k) assisting the Manager with respect to any matters delegated to the Manager if requested in writing by the Manager and agreed by JCC; and (l) all corporate, administrative and other business activities of JCC and any other matters not expressly delegated to the Manager under the Amended Management Agreement.

     The Manager is required to operate the Casino (at JCC's expense) in accordance with the operational standards applied at the casino operated by an affiliate of HET in Atlantic City, New Jersey, as well as in accordance with applicable law and the provisions of the Amended and Renegotiated Casino Operating Contract and the Amended Ground Lease. If HET or its affiliates cease to operate its Atlantic City casino, then the Manager must operate the Casino in the same manner in which HET operates a casino designated by the Manager with similar operations and market characteristics. The Casino's physical plant will be gauged based on its condition following completion as described by the plans and specifications for the development of the Casino, together with any capital improvements required by the Manager for all casinos of similar market characteristics, or, in the absence of such similar casinos, then HET's Atlantic City casino, if managed by HET or any affiliate of HET and if not, then by reference to another casino, which is designated by the Manager, is operated by HET or its affiliates and is similar in physical character to the Casino.

     Term. The Amended Management Agreement has an initial term expiring October 29, 2018, and may be extended for four consecutive terms of ten years each, provided the Manager is not in default under the Amended Management Agreement at the time any such extension term is to commence. The Amended Management Agreement will terminate without any further action of JCC or the Manager immediately upon the occurrence of the termination of the Amended Ground Lease by the RDC as a result of JCC's failure timely to complete construction of the Casino.

     Capital Replacement Fund. Under the Amended Management Agreement, the Manager on behalf of JCC will make monthly deposits into a fund for capital replacements and improvements totaling $3 million for the first 12 month period following the Opening Date, $4 million for the second 12 month period following the Opening Date, $5 million for the third 12 month period following the Opening Date, and 2% of gross revenues of the Casino for each fiscal month thereafter. Any expenditures for capital replacements or improvements which have been budgeted in an annual plan may be paid from the reserve fund. Upon expiration or termination of the Amended Management Agreement, all amounts then held in the reserve fund will be distributed to JCC after compliance with JCC's obligations under the Amended Ground Lease which must be satisfied from the reserve fund and after payment of any amounts owed to the Manager under the Amended Management Agreement. The capital replacement fund referred to above is the same as that required pursuant to the Amended Ground Lease and Amended and Renegotiated Casino Operating Contract. See "Amended Ground Lease -- Capital Replacement Fund" and "-- Amended and Renegotiated Casino Operating Contract -- Capital Replacement Fund."

     Books and Records; Budget. The Manager is responsible for maintaining the books and records of the Casino. A certified audit will be performed within 90 days after the end of each fiscal year and upon termination or expiration of the Amended Management Agreement. The audit of the Casino's gross gaming revenues will be performed by Deloitte & Touche LLP or such other accounting firm as may be selected by JCC and approved by the Manager. The Manager is also responsible for preparing an annual plan for JCC's review and approval, to be submitted not less than 60 days prior to year end. The annual plan will consist of a statement of the estimated income and expenses for the coming fiscal year, including estimates as to gross revenues, operating costs and capital replacements; a business and marketing plan for the upcoming fiscal year; and a projection of the minimum balance which must remain in the bank account in the "house bank" as of the end of each month to assure sufficient monies for working capital purposes, the "house bank" and other expenditures authorized under the annual plan. Within 20 days from the date the proposed annual plan is delivered to JCC, the Manager and JCC will conduct an in-depth review of the plan including comparisons with the prior year's performance. The Amended Management Agreement requires the Manager and JCC to resolve all disputes regarding the proposed budget through arbitration. The Amended Management Agreement also grants the Manager the discretion to reallocate part or all of the amount budgeted with respect to any line item to another line item in the same department and to make expenditures not authorized under the applicable annual plan under certain circumstances. The Manager may, from time to time during the fiscal year, submit a revised annual plan to JCC for approval. If the revised annual plan is not approved, any disagreement between JCC and the Manager with respect to the revised annual plan shall be resolved by arbitration. JCC must establish a bank account with a minimum balance of $10 million at the time of the Casino's opening and a "house bank" in the amount of $5 million. Subject to the requirements of the Gaming Act and the Rules and Regulations, the minimum balance and the "house bank" may be adjusted jointly by JCC or the Manager at any time following the opening of the Casino. The Manager has absolute control of the bank accounts and the "house bank" and all gross revenues of the Casino will pass through the bank accounts and Casino funds will not be commingled with any funds of the Manager or any of the Manager's affiliates. The Manager will provide JCC with copies of bank statements with respect to the Casino's bank accounts upon receipt and will also provide a reconciliation of such statements to the books and records relating to Casino operations within 20 days of the Manager's receipt of such bank statements.

     Fees. The Manager is entitled to receive a management fee having two components. The first component (the "Base Fee") is equal to 3% of gross revenues of the Casino. The second component (the "Incentive Fee" and, together with the Base Fee, the "Management Fees") is equal to 7% of Consolidated EBITDA of JCC above (i) $40 million for the six month period ending on each March 31 after the Opening Date, and (ii) $75 million for the 12 month period ending on each September 30 after the Opening Date, less the Incentive Fee paid to the Manager for the six months included in the applicable 12 month period; provided, however, that the Manager will refund to JCC all fees paid by JCC under clause
(i) hereof if Consolidated EBITDA does not exceed $75 million for the applicable 12 month period, with appropriate proration of such threshold for any partial year following the Opening Date and preceding the termination of the Amended Management Agreement, as the case may be. The Base Fee will be payable to the Manager monthly. The Incentive Fee, if any, will be payable to the Manager at six month intervals on the next business day following actual cash payment of all accrued Fixed Interest and contingent payments, if any, on the Notes. No Base Fee will be paid, and no Incentive Fee will be accrued or paid, during or with respect to any period in which JCC is in default with respect to interest or principal payments under the Notes or the Bank Loans. Any unpaid Base Fees will be deferred and payable to the Manager at such time as any such default is cured. In addition, the Manager is entitled to receive a travel fee equal to $100,000 per year, subject to adjustment by the Consumer Price Index. JCC is also required to pay the Manager a "marketing contribution" that as of December 31, 1998 was equal to 0.4% of the Casino's net revenues. This marketing contribution may be used for advertising services, special promotions, public relations and other marketing services and HET's affiliates may pool the marketing contribution with contributions made by other participating casinos owned or managed by HET's affiliates. The Manager may increase this marketing contribution from time to time to ensure that it generally equals the fee charged to other participating casinos owned or managed by HET's affiliates.

     The New Notes provide for six elections by JCC to pay semi-annual Fixed Interest in kind rather than in cash for the first three years of the New Notes and requires JCC to pay semi-annual Fixed Interest in kind thereafter if JCC's Consolidated EBITDA for the prior 12 months has not exceeded $28.5 million. Under the Amended Management Agreement, if JCC is required to cause Base Fees to be deferred and/or disgorged as a result of any such election to pay semi-annual Fixed Interest in kind or is required by the Credit Agreement to defer Base Fees as a result of a deferral of principal amortization, the Manager agrees to defer and/or disgorge such Base Fees. The New Notes provide that, on any of the first six semi-annual interest payment dates, Base Fees payable to the Manager will be deferred to the extent that the cash saving from paying Fixed Interest in kind is needed for cash flow deficiencies other than for repayment of Tranche A-1 and Tranche A-2. With respect to Incentive Fees, the New Notes also provide that if JCC is required to pay Fixed Interest in kind with respect to the third, fourth, fifth or sixth semi-annual interest payment periods, because of the terms of the Term Loans or if JCC elects to pay Fixed Interest in kind during such semi-annual interest period, the

Incentive Fees payable to the Manager will be deferred during such corresponding semi-annual interest period. If Consolidated EBITDA for JCC is less than $28.5 million for the 12 months ending on the last day of the semi-annual interest period starting with the fourth year after the Effective Date, the Base Fees and Incentive Fees will be deferred as set forth above. Any such election or elections by JCC to pay semi-annual fixed interest in kind must be by written notice from JCC to the Manager specifying the amount, if any, required to be deferred under the Indenture and/or Credit Agreement (the "Deferral Amount"). Such Deferral Amount will first be applied to offset any Base Fees then unpaid and thereafter accruing during the applicable six month period. To the extent any such Deferral Amount exceeds the amount of any unpaid and accrued Base Fees for the applicable six month period, the Manager will repay to JCC the remaining amount of such Deferral Amount not to exceed the amount of any Base Fees previously paid to the Manager with respect to any portion of the applicable six month period paid or accruing prior to JCC's election to pay Fixed Interest in kind. To the extent the Manager is required to refund to JCC any deferred Management Fees as described above, HET and HOCI will guarantee the Manager's obligation to make such refund.

     Any deferred Management Fees will bear interest at 8.0%, which will accrue until such deferred Management Fees are repaid. At such time and to the extent that JCC's Consolidated EBITDA exceeds $65 million for the preceding 12 month period, any deferred or refunded Base Fees together with interest thereon will be payable to the Manager pro rata with any deferred guaranty fees payable to HET or HOCI pursuant to the HET/JCC Agreement, out of excess cash flow (remaining after application of the excess cash flow sweep required by the Credit Agreement) to the extent JCC's Consolidated EBITDA exceeds $65 million. See "-- HET/JCC Agreement" and "-- Bank Loans." At such time and to the extent that JCC's Consolidated EBITDA exceeds $75 million for the preceding 12 month period, any deferred Incentive Fees together with interest thereon will be payable to the Manager, after repayment of any deferred Base Fees and such deferred guaranty fees, out of excess cash flow (remaining after application of the excess cash flow sweep required by the Credit Agreement) to the extent JCC's Consolidated EBITDA exceeds $75 million. During the continuance of any uncured payment default under the New Notes indenture or any default which results in an acceleration under the New Notes indenture, or during the continuance of any uncured default under certain provisions of the Amended Management Agreement, any accrued but unpaid Base Fees or Incentive Fees will be subordinated to payments pursuant to the New Notes indenture in the following order: (a) Fixed Interest; (b) principal amounts under the New Notes; (c) Base Fees; (d) contingent payments with respect to the New Notes; (e) amounts advanced under the Completion Guarantees; and (f) Incentive Fees. See "-- HET/JCC Agreement" and "-- Bank Loans."

     Indemnity. JCC is required to indemnify and hold the Manager harmless from any Claims (as defined below) and must reimburse the Manager for any money damages to property which the Manager is required or authorized to pay for any reason. JCC's indemnity excludes any liability not covered by insurance which results solely from the proven gross negligence or willful misconduct of any of the "Key Casino Personnel" or certain of HET's corporate officers if and to the extent that their proven gross negligence or willful misconduct involves directing the activity in the operation of the Casino or in the Manager's performance of its obligations under the Amended Management Agreement that results in a liability and the liability is proximately caused by such direction. For purposes of the Amended Management Agreement, "Claims" include any action or actions, cause or causes of action, in law or in equity, suits, debts, liens, liabilities, claims, demands, damages, punitive damages, losses, costs or expenses, and reasonable attorneys' fees of any nature whatsoever (including, without limitation, claims based upon legal fault, negligence, offense, quasi-offense, contract, quasi-contract, or any other theory), whether fixed or contingent, and "Key Casino Personnel" include, among others, the Casino's general manager, vice president of operations, and vice president of marketing and certain other direct reports to the general manager. The Manager is required to indemnify and hold JCC harmless from any liability not covered by insurance which results solely from the gross negligence or willful misconduct of any of the Key Casino Personnel if and to the extent that their proven gross negligence or willful misconduct involves directing activity in the operation of the Casino or in the Manager's performance of its obligations under the Amended Management Agreement that results in a liability proximately caused by the direction.

     Termination of Amended Management Agreement. Upon the happening of certain events, the Manager may declare an event of default by JCC, entitling it to terminate the Amended Management Agreement and receive the Termination Fee (as defined below). These events include: (i) a breach of the Amended Management Agreement by JCC which is not cured within the agreed cure period; (ii) failure by JCC timely to reconstruct the Casino following casualty or partial condemnation at any time the board of directors of JCC Holding does not consist of Continuing Directors; (iii) dissolution or bankruptcy of JCC or the Manager or any person directly or indirectly controlling them or a general assignment for the benefit of its creditors; (iv) passing of title by JCC to the Casino or any part thereof in lieu of foreclosure or institution of an action to foreclose any mortgage in the Casino against JCC and which is not dismissed within 30 days thereafter; or (v) acquisition by any person or entity that would, if associated with JCC, any of JCC's affiliates or the Manager, impair or cause the denial, suspension or revocation of any gaming or alcoholic beverage registration, permit, license, right or entitlement held by or applied for by JCC, the Manager or their respective affiliates of any legal or beneficial interest in JCC or its affiliates, or any indebtedness of JCC or its affiliates, that has not been cured within 45 days following notice to JCC by the Manager of such acquisition. The "Termination Fee" payable to the Manager is equal to three times the average amount of annual Management Fees earned in the 24 fiscal months preceding termination, but, until the end of the third full fiscal year following the opening of the Casino, not less than $44 million (as adjusted by increases in the Consumer Price Index). Notwithstanding the foregoing, if any default or event giving rise to a termination by the Manager results solely from an action or omission of HET, or its affiliates, in its capacity as a member of JCC, the Manager will not receive a Termination Fee as a result of such event of default or termination.

     In addition to the Manager's right to terminate the Amended Management Agreement as described above, if (i) the Amended Ground Lease or the Amended and Renegotiated Casino Operating Contract are subject to the imminent risk of termination, or (ii) any mortgage created pursuant to the Credit Agreement or any other mortgage securing repayment of indebtedness is subject to the imminent risk of foreclosure (the proceeds of which indebtedness are used solely to construct, improve, restore or repair the Casino, or to refinance any indebtedness incurred in connection with such mortgage) JCC shall be entitled to terminate the Amended Management Agreement by giving 60 days' advanced written notice to the Manager, without payment of the Termination Fee.

     If the Rivergate site is destroyed or substantially destroyed by casualty, or title to the Rivergate site becomes impaired, and the cost of restoring or curing the title impairment exceeds the insurance proceeds, JCC and the Manager may terminate the Amended Management Agreement. Upon such termination, the Manager will be entitled to receive from JCC any amounts due or owing with respect to events occurring prior to or in connection with such termination, but the Manager will not be entitled to receive a Termination Fee. In the event the Rivergate site is condemned or the Amended and Renegotiated Casino Operating Contract is revoked through no fault of JCC, then the Amended Management Agreement will be terminated and the Manager will receive from JCC any amounts due or owing, but the Manager will not be entitled to receive a Termination Fee; provided, however, the Manager will be entitled to seek a recovery from the condemning or revoking authority for the Manager's economic loss in respect of the Amended Management Agreement.

     If the Manager or any of its affiliates is determined by the LGCB to be unsuitable to conduct gaming, JCC shall be entitled to terminate the Amended Management Agreement upon 30 days' prior notice to the Manager. Following the Transition Date, if a Change of Control (as defined below) occurs and the board of directors of JCC Holding does not consist of Continuing Directors (as defined below), the Manager will be entitled to terminate the Amended Management Agreement upon 90 days' written notice to JCC, but will not be entitled to receive a Termination Fee. "Change of Control" means the acquisition of at least 20% of the outstanding shares of Class A Common Stock by an entity (including certain affiliates of such entity and any entity of which such entity is an affiliate) which (i) controls or operates, or, as of the Effective Date, is licensed or qualified to control or operate in any of the states of Illinois, Indiana, Louisiana, Mississippi, Missouri, Nevada or New Jersey, a casino or casino hotel facility, or (ii) has been, within the five years prior to the Effective Date, involved in litigation with HET which HET has disclosed in an Annual Report on Form 10-K on or prior to the Effective Date, or which HET would be required to disclose in its next Annual Report on Form 10-K following the Effective Date (a "Conflicted Entity"). "Continuing Directors" means the directors of JCC Holding on the Effective Date and each other director, if such director's nomination for election to the board of directors of JCC Holding is recommended by a majority of the then Continuing Directors. In addition, following the Transition Date, if JCC sells, assigns or transfers any of its direct or indirect legal or beneficial interest in the Casino to any person other than a Qualified Purchaser (as defined below) approved by the Manager and which assumes and agrees to perform the obligations of JCC under the Amended Management Agreement, the Manager will be entitled to terminate the Amended Management Agreement upon the closing of such sale, assignment or transfer, but will not be entitled to receive a Termination Fee. "Qualified Purchaser" means any person or entity that is duly licensed or otherwise authorized to own and operate the Casino and that: (i) is not a Conflicted Entity, and (ii) would not, if affiliated with the Manager, in the reasonable judgment of the Manager or any licensing authority, impair or cause the denial, suspension or revocation of any gaming registration, permit, license, right or entitlement or alcoholic beverage registration, permit, license, right or entitlement held or applied for by the Manager or an affiliate of the Manager. Other than as described herein, JCC has no right to terminate the Amended Management Agreement in the absence of a default by the Manager.

     Non-Compete. Neither the Manager nor JCC nor any affiliate of the Manager or JCC that is controlled by the Manager's ultimate parent or JCC's ultimate parent, as the case may be, may develop, own, finance or manage casino or other gaming operations in Orleans, Plaquemines, St. Charles, St. Tammany, Jefferson or St. Bernard Parishes, Louisiana, except for the Casino.

     Successors and Assigns. The Manager is not required to seek JCC's consent to the following, none of which would constitute an event of default under the Amended Management Agreement: (i) any assignment by the Manager of its obligations, rights or interests under the Amended Management Agreement to an affiliate of the Manager that is controlled by the Manager's ultimate parent;
(ii) any transfer of all or substantially all of the Manager's and its affiliates' gaming business; (iii) any corporate reorganization of the Manager and its affiliates; or (iv) any transfer of publicly-held stock in the Manager or any of its affiliates. In the event of such an assignment, the Manager may be released from its obligations under the Amended Management Agreement, and the Amended Management Agreement contains no provisions that prohibit assignment to a financially unstable entity. The Manager may not in any manner, voluntary or involuntarily, directly or indirectly, partition (or seek the partition of), sell, assign or transfer any of its legal or beneficial interest in the Casino or the Amended Management Agreement without prior written consent of JCC (which consent may be withheld for any reason). The immediately preceding sentence does not restrict, limit or effect in any manner the sale, assignment or transfer of any legal or beneficial interest in JCC's ultimate parent.

     Conflicts with Amended Ground Lease. If there is a conflict between the terms of the Amended Management Agreement and the terms of the Amended Ground Lease, the terms of the Amended Ground Lease will control.

COMPLETION GUARANTEES

     Pursuant to the Completion Guarantees in favor of the Beneficiaries, the Completion Guarantors have agreed to guarantee the Completion Obligations, the Carry Obligations and the Preservation Obligations. The "Completion Obligations" mean the obligations of JCC to commence and complete the construction of and timely and fully pay for all costs and expenses of completion when due for the Casino Construction, to equip the Casino with the required furniture, fixtures and equipment so that the Casino is ready to open to the public (subject to any necessary regulatory approvals from the LGCB or any other State regulatory authorities) as a casino gaming operation in accordance with the terms of the Amended Ground Lease, the Amended GDA, the Indentures and any applicable requirement of the LGCB. These obligations include, but are not limited to, (i) the payment of any and all costs of completing the Casino Construction, including without limitation all labor, materials, supplies and equipment related thereto, to be paid and satisfied when due including, without limitation, all cost overruns not paid by JCC; (ii) the payment, satisfaction or discharge of liens arising from injuries or damages to persons or property in connection with the Casino Construction and all liens, charges and claims, other than permitted liens, arising from the furnishing of labor, material, supplies or equipment for the Casino Construction, that are or may be imposed upon or asserted against the Casino or any portion thereof; and (iii) the defense and indemnification of the Beneficiaries against all such liens arising from injuries or damages to persons or property in connection with the Casino Construction, and all such liens, charges and claims, other than permitted liens, arising from the furnishing of labor, materials, supplies or equipment for the Casino Construction.

     The "Carry Obligations" mean the full and complete payment and performance of all obligations of JCC to pay on a timely basis all amounts due from or incurred by or otherwise payable by JCC to any person, including without limitation, any rent, liquidated damages or other amounts payable to the City and the RDC under the Amended Ground Lease or the Amended GDA (including but not limited to JCC Development's obligation, if any, to pay rent directly to the City and the RDC under the Second Floor Sublease prior to completion of the Casino Construction), and all project costs (other than any costs which are included as a part of the Completion Obligations), including without limitation, the payment of interest and scheduled principal payments (excluding the principal of the Notes), taxes (prior to delinquency), amounts owing to the LGCB under the Amended and Renegotiated Casino Operating Contract, amounts owing to the City and the RDC under the Amended Ground Lease, assessments, utilities, insurance, maintenance expenses and amounts arising from injuries or damages to person or property or amounts due pursuant to contracts or agreements to be funded, paid and satisfied on or prior to the Termination of Construction Date (as defined below); provided that the Completion Guarantors in no event guarantee payment pursuant to the Completion Guarantees of any Minimum Payment under the Amended and Renegotiated Casino Operating Contract. The Carry Obligations include, without limitation, (i) the obligation of JCC upon the Termination of Construction Date to have available for working capital at least $5.0 million of cash and the Working Capital Facility Maximum Amount of availability for immediate drawdown(s) under the Working Capital Facility, subject to the terms thereof (which may require the Completion Guarantors to contribute working capital directly to JCC or to pay down the Working Capital Facility), and (ii) the obligation of JCC to repay the Working Capital Facility upon an event of default under the Working Capital Facility prior to the completion of the Casino Construction. The "Working Capital Facility Maximum Amount" equals $25 million reduced by the amount of funds, if any, not to exceed $2.0 million, available under any letter of credit sub-facility under the Working Capital Facility for purposes other than those relating to project costs of the Casino and a drawing of up to $10.0 million to fund a certain Casino bank account on or before the Termination of Construction Date.

     The "Preservation Obligations" include the Completion Guarantors' obligations, after notices of failure of JCC to fulfill the Completion Obligations in a timely manner, to pay any of the Carry Obligations or to be the subject of a voluntary or involuntary bankruptcy proceeding, to take all necessary steps to maintain insurance coverage and to secure the Casino to prevent deterioration and unauthorized access. The "Termination of Construction Date" means the date by which all of the following have occurred: (i) a temporary certificate of occupancy has been issued for the Initial Casino Facilities by the building department and other relevant agencies; (ii) all required permits with respect to the Casino Construction have been received by JCC; (iii) a notice of completion has been recorded with respect to the Casino Construction; (iv) an officer's certificate of the Completion Guarantors has been delivered to the Beneficiaries certifying that the Termination of Construction Date has occurred; (v) the Casino is equipped with the required furniture, fixtures and equipment and ready to open for business as a casino gaming operation; (iv) a certificate has been delivered by the general contractor and the project architect to the Beneficiaries for the Casino Construction certifying that the Casino Construction has been substantially completed in accordance with the plans and specifications therefor and all applicable building laws, ordinances and regulations; and (vii) the Initial Casino Facilities have opened for business as a casino gaming operation so long as any necessary regulatory approvals from the LGCB or any other State regulatory authorities have been received, or, if such approvals have not been received, even though timely receipt of any such approvals has been diligently pursued by or on behalf of JCC in accordance with the Rules and Regulations for such approvals, the Initial Casino Facilities are in a condition to receive customers in the ordinary course of business.

     The Completion Guarantees are subject to a number of important exceptions and qualifications. The Completion Guarantors' obligation to complete the Casino does not arise until JCC fails or neglects timely to commence or complete the Casino Construction, fails in any other manner to prosecute with diligence and continuity the Completion Obligations, fails timely to pay any of the Carry Obligations, or files or has filed against it a petition for bankruptcy or similar relief. See "-- Material Agreements -- Amended Completion

Loan Agreement." In addition, the Completion Obligations (but not the Carry Obligations) under the Completion Guarantees are suspended during the pendency of any Force Majeure event. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Performance -- The Completion Guarantees are Subject to Conditions and May be Suspended or Terminated." In general, "Force Majeure" events are defined as: (a) strikes, lockouts, labor disputes, inability to procure materials (for which there is no suitable substitute or alternative that can be timely obtained on reasonable commercial terms), failure of power; (b) material and adverse changes in governmental requirements applicable to the construction of the Casino first effective after the Effective Date and after the submission and approval of the design of the Casino, and any material and adverse changes after the Effective Date in the orders of any governmental authority having jurisdiction over a party, the project area, the Casino Premises or the development (not including stop work orders due to a building, safety or other code violation); (c) material and adverse changes in governmental requirements first effective after the Effective Date; (d) breach by the LGCB of the Amended and Renegotiated Casino Operating Contract (not caused or created by the Company, the Completion Guarantors or any affiliate of a Completion Guarantor); (e) acts of God, tornadoes, hurricanes, floods, sinkholes, fires and other casualties, landslides, earthquakes, epidemics, quarantine, pestilence, abnormal inclement weather; (f) acts of a public enemy, acts of war, terrorism, effects of nuclear radiation, blockades, insurrections, riots, civil disturbances, governmental preemption in connection with a national emergency, or national or international calamities; and (g) any judgment, directive, ruling or order that substantially restrains or substantially interferes with completion of Casino Construction. The Completion Guarantees are not for the benefit of, and are not enforceable by, the holders of equity interests in JCC Holding, including holders of Class A Common Stock.

     The Completion Guarantees terminate upon the occurrence of any of the following: (i) the termination of the Amended Ground Lease or the Amended GDA other than as a result of a breach by JCC; (ii) casino gaming operations are no longer permitted to be conducted at the Casino or are modified, restricted or limited in a manner that materially diminishes the benefits afforded to JCC or the gaming activities permitted to be conducted at the Casino pursuant to the Gaming Act by reason of a change of law or the enactment of a new law after the Effective Date or by reason of JCC's rights under the Amended and Renegotiated Casino Operating Contract having been terminated in any material respect, other than as a result of a breach by JCC or the Completion Guarantors; provided that, upon the occurrence of any of the events described in this clause (ii) prior to the Termination of Construction Date, the Completion Guarantors are nevertheless obligated to complete the parking area and bus staging area for the Casino plus commercial space at the street level, the Poydras Tunnel Area, exterior site and street work, and certain improvements which may be required under the Amended Ground Lease; (iii) only as to the Carry Obligations but not as to the Completion Obligations, a Force Majeure continues for more than one year from the receipt of a notice from any of the Beneficiaries to the Completion Guarantors that the Completion Guarantors' obligation to complete the Casino has taken effect, notwithstanding the Completion Guarantors' actual and continuous best efforts to remove such Force Majeure; provided, however, that the Completion Guarantors will remain liable for all Carry Obligations that actually come due through the expiration of such one year period to the extent not satisfied by JCC; and, provided further, that the Completion Guarantors used their best efforts to remove such Force Majeure within such one year period; or
(iv) as to the Carry Obligations, as of and upon the Termination of Construction Date and as to the Completion Obligations upon the date on which all such payments or satisfactory provisions for all such payments have been made, all lien periods with respect to the Casino Construction have expired and no liens or privileges arising from the furnishing of labor, materials, supplies or equipment for the Casino Construction affecting or purporting to affect the Casino remain of record in Orleans Parish. JCC has obtained the Surety Bond for the benefit of the Beneficiaries for completion of the Casino Construction.

     The remedy of specific performance and the remedies described below are not intended to be exclusive of remedies that Beneficiaries may have against JCC under any other documents or agreements. If, after notice and opportunity to cure, the Completion Guarantors fail timely to pay the Carry Obligations (a "Carry Obligation Default") or if, after notice and an opportunity to cure, the Completion Guarantors fail to commence and diligently thereafter continue to perform the Completion Obligations through the date of completion (a "Completion Obligation Default"), or if, after notice and an opportunity to cure, the Completion Guarantors fail to perform the Preservation Obligations (a "Preservation Obligation Default"), then the Beneficiaries, subject to certain provisions, may elect to require specific performance by the Completion Guarantors of any or all of the Carry Obligations after a Carry Obligation Default, the Completion Obligations after a Completion Obligation Default and the Preservation Obligations after a Preservation Obligation Default. After a Completion Obligation Default or a Preservation Obligation Default, the Beneficiaries, at their option, have the right, but have no obligation, to require the surety to perform the Completion Obligations or the Preservation Obligations pursuant to the Surety Bond. The Beneficiaries' election to require the surety to perform the Completion Obligations will not release, diminish or extinguish the liability of JCC or the Completion Guarantors to the extent the surety fails to perform the Completion Obligations or the Preservation Obligations. The Completion Guarantors will remain obligated to perform the Carry Obligations notwithstanding any such election and notwithstanding the surety's performance of the Completion Obligations or the Preservation Obligations. In addition to the Beneficiaries' right to require specific performance by the Completion Guarantors of any and/or all of the Completion Obligations after a Completion Obligation Default, the Carry Obligations after a Carry Obligation Default or the Preservation Obligations after a Preservation Obligation Default, and whether or not the Beneficiaries have called on the surety pursuant to the Surety Bond, (i) the Beneficiaries have the right to recover from the Completion Guarantors all unreimbursed costs and expenses, including but not limited to attorneys' fees, incurred by the Beneficiaries in protecting, preserving, enforcing or defending their interests both as against JCC and as against the Completion Guarantors under the Completion Guarantees, (ii) after a Carry Obligation Default, the Completion Guarantors will be liable for the joint benefit of the Beneficiaries as their interests may appear for any interest or delinquency costs arising from such Carry Obligation Default; provided that the Completion Guarantors will not be liable for more than one payment of any such interest or delinquency costs of JCC regardless of whether multiple demands are made by any or all of the Beneficiaries; (iii) after a Completion Obligation Default, the Completion Guarantors will be liable for the joint benefit of the Beneficiaries as their interests may appear for damages to pay for the costs of performance of the Completion Obligations arising from such Completion Obligation Default or otherwise available at law or in equity; and (iv) after a Preservation Obligation Default, the Completion Guarantors will be liable for the joint benefit of the Beneficiaries as their interests may appear for damages to pay for the costs of performance of the Preservation Obligations arising from such Preservation Obligation Default; provided that in no event will the Completion Guarantors be liable for duplicate payments in respect of damages nor for more than one performance of the Preservation Obligations.

     On the Effective Date, the Completion Guarantors entered into a completion guarantee agreement in favor of the RDC and the City (the "RDC Completion Guarantee"), a completion guarantee agreement in favor of the LGCB and the State (the "LGCB Completion Guarantee"), a completion guarantee agreement in favor of the holders of the Notes (the "Notes Completion Guarantee"), and a completion guarantee agreement in favor of the Bank Lenders (the "Bank Completion Guarantee"). In the event that any amendment or supplemental agreement with respect to any of the foregoing completion guarantees provides rights or remedies to any Beneficiary (the "Favored Beneficiary") under its completion guarantee agreement that are more favorable in any respect than the rights and remedies granted to the other Beneficiaries (the "Other Beneficiaries") under their respective completion guarantee agreements, then the Other Beneficiaries will be deemed to have available to them, at their option, the benefit of the more favorable rights and remedies implemented by such amendment or supplemental agreement and will not under any circumstances be deemed to have agreed to or become subject to any alterations in the completion guarantee agreement of the Favored Beneficiary, or any provisions of a supplemental agreement among the Completion Guarantors and the Favored Beneficiary, that are less favorable than the rights and remedies granted to the Other Beneficiaries under their respective completion guarantee agreements.

AMENDED COMPLETION LOAN AGREEMENT

     On the Effective Date, JCC and the Completion Guarantors entered into the Amended Completion Loan Agreement, under which any expenditures made by the Completion Guarantors under the Completion Guarantees which are not also expenditures under the Amended and Restated Construction Lien Indemnity Agreement are deemed unsecured limited recourse indebtedness (the "Completion Loans") of JCC due and payable six months following the maturity of the New Notes and New Contingent Notes. The Completion

Loans bear annual interest at the rate of 8%. Subject to meeting certain restricted payment tests contained in the Indentures and pursuant to the Credit Agreement, the Completion Loans will be repaid from the cash flow or proceeds of major capital events of JCC available for distribution by JCC to its member, currently JCC Holding. During any period in which (i) payment of the Completion Loans is prohibited under the terms of the Credit Agreement or (ii) JCC has paid interest in kind rather than in cash on the New Notes, JCC will not be permitted to make any payment in respect of the Completion Loans; provided, however, that interest will continue to accrue on the Completion Loans at the rate of 8.0% per year during any period in which the Company is not permitted to make payments and such interest will be added to the principal amount of the Completion Loans. Any Completion Loan not paid at maturity will bear interest at the rate of 10% per year. The Completion Loans are junior in right of payment to the Bank Loans, the Notes (including principal, interest and contingent payments due and payable), Senior Permitted Refinancings and Senior Subordinated Permitted Refinancings, and will rank pari passu with the Junior Subordinated Credit Facility. Repayments are generally treated as restricted payments under the Indentures and Credit Agreement. Payments in excess of those permitted to be paid under the Indentures or Credit Agreement will be subordinate to the repayment of the Notes and the Bank Loans.

     At such time that there is a demand, call, notice or requirement for performance of any Completion Guarantee, the Completion Guarantors will be entitled to control the disbursement and use of, and apply toward the cost to complete the Casino, all available funds of JCC without any further action or consent by JCC, including, without limitation, drawing and using any such portion of the Term Loans the Junior Subordinated Credit Facility, or the proceeds from the Convertible Junior Subordinated Debentures up to the total amount available thereunder, until all obligations of the Completion Guarantors in respect of the Completion Guarantees have been fully satisfied (subject to the obligation to provide certain minimum cash and working capital availability as described in the Completion Guarantees). The Amended Completion Loan Agreement also provides that JCC will use all of its available funds, including all equity contributions made to JCC and amounts received from Term Loans, the Junior Subordinated Credit Facility and the Convertible Junior Subordinated Debentures for the construction and development of the Casino.

     Under the Amended Completion Loan Agreement, JCC and the Completion Guarantors agree that (i) separate books and records will be kept for funds related to operations of the Casino and funds related to construction of the Casino, and such funds will not be commingled, and (ii) within 45 days following the completion of construction of the Casino Construction JCC will have its accountants audit such books and records and all amounts expended to construct the Casino. To the extent such audit determines that the amounts in the aggregate expended for construction were in excess of the costs budgeted for such construction, the Completion Guarantors will reimburse to JCC any such excess and such amounts reimbursed will be a Completion Loan.

     Pursuant to the Amended Completion Loan Agreement, HET, HOCI, JCC, the RDC and the City entered into an entry agreement under which the Completion Guarantors are granted the right to enter and take control of construction of the Casino, provided that the Completion Guarantors will be liable for actual damages resulting from their willful misconduct or gross negligence in the exercise of its entry rights. If the Completion Guarantors exercise their rights as a result of any demand, call, notice or requirement for performance under any Completion Guarantee, or their good faith determination that the cost of completing the Casino will materially exceed the project budget for the Casino or delay the timely completion of the Casino, the Completion Guarantors' liability will be limited to actual damages suffered by JCC not to exceed $2.0 million unless such damages arise from the Completion Guarantors' willful misconduct or gross negligence. A good faith determination may be based on, among other things: (a) the occurrence of certain delays in the construction schedule; (b) certain project cost overruns; (c) defaults on any Completion Loan; or (d) default under the Amended and Renegotiated Casino Operating Contract, Amended GDA or the Amended Ground Lease. Following the occurrence of any such circumstance, the Completion Guarantors have the right to act in the place of JCC in respect of the construction contracts, architects, agreements, payment and performance bonds and the plans and specifications relating to the Casino.

     The Completion Loan Agreement also contains certain covenants of JCC, representations and warranties by JCC and events of default.

SECOND FLOOR SUBLEASE

     General. On October 29, 1998, JCC entered into the Second Floor Sublease with JCC Development, pursuant to which JCC subleases the second floor of the Casino to JCC Development for the term described below. The second floor of the Casino is available for non-gaming uses.

     Term. The term of the Second Floor Sublease commences upon the occurrence of substantial completion of the Second Floor Shell Construction and terminates on the earlier of the date of expiration or the date of termination of the Amended Ground Lease, unless the Second Floor Sublease is sooner terminated by its terms.

     Sublease and Conversion to Gaming Space. The entire second floor of the Casino initially is available for non-gaming uses upon the completion of the Second Floor Shell Construction. JCC may convert any portion of the second floor space in the future to a gaming use subject to approval of the LGCB; provided that if such conversion would result in less sublease revenue to the RDC, the RDC will be compensated for such reduction in sublease revenue in accordance with the terms of the Second Floor Sublease. In the event that such a conversion of second floor space to gaming use occurs, such space will be removed from the Second Floor Sublease and thereafter be subject to the terms of the Amended Ground Lease as applied to the first floor.

     Master Plan. A group composed of representatives of JCC, JCC Development and the RDC is expected to develop the Master Plan for the initial build-out and leasing of the second floor for non-gaming uses. The Master Plan must be approved by the City and will, among other things, establish leasing guidelines regarding rent, termination rights and termination fees, tenant improvements and concessions, permissible uses, brokerage fees, an initial capital improvement budget and an initial operating budget for the first year of operations. JCC and the RDC will sponsor and support at the required times the necessary steps to gain regulatory and municipal approvals and conditional use ordinance modifications consistent with the Master Plan. The Amended Ground Lease prohibits any waiver of or modification to the Second Floor Sublease or the Master Plan which would have a material adverse effect on the RDC, the City or the City Council without the prior written consent of the RDC, the City and the City Council, such consent not to be financially conditioned, unreasonably withheld or delayed.

     Second Floor Build-Out. The second floor of the Casino is anticipated to be available for leasing following the opening of the Casino and approval of the Master Plan. The tenant improvement build-out and development of the non-gaming uses on the second floor of the Casino is scheduled to begin, subject to entering into tenant leases, following the approval of the Master Plan. Such initial non-gaming tenant improvement build-out and development must be consistent with the Master Plan. The Second Floor Sublease prohibits facilities, the principal business purpose of which is a restaurant, on the second floor of the Casino. The build-out of tenant space and tenant leasing may be done in phases and is dependent on the Company obtaining funding for these purposes. The Company has not obtained funding necessary to complete the build-out of non-gaming tenant improvements on the second floor of the Casino beyond the Second Floor Shell Construction.

     Management and Leasing. JCC Development will manage and lease the second floor development consistent with the Second Floor Sublease and the Master Plan. JCC Development may hire a leasing agent and project manager for the second floor non-gaming leasing and operations. The leasing of the second floor will be consistent with the leasing parameters set forth in the Master Plan. JCC Development will submit to the RDC on or before July 15 of each year a proposed cash flow and operating budget for the second floor non-gaming development for the following year.

     Rent. JCC Development will pay directly to the RDC, as assignee of JCC, rent in respect of the second floor equal to 50% of the net operating income from the second floor development, which shall be net of all costs of development, construction, leasing, operating and managing the second floor non-gaming project to the extent such costs are not inconsistent with the Master Plan. The remaining 50% of the net operating income will be paid by JCC Development to JCC as rent under the Second Floor Sublease. Such construction costs in connection with the development and build-out of the second floor must be consistent with the Master

Plan and will be the incremental costs necessary to make the second floor suitable for non-gaming tenants and to attract such tenants, and such costs will be amortized over a cost recovery period of ten years. If any conversion of any portion of the second floor to gaming use would result in less sublease revenue to the RDC, JCC will compensate the RDC for such reduction in the sublease revenue. In the event that such a conversion to gaming use takes place, such space will be removed from the Second Floor Sublease and will thereafter be subject to the terms of the Amended Ground Lease that apply to the first floor of the Casino.

     Assignment and Mortgage. JCC Development may not assign its obligations under the Second Floor Sublease without the prior written consent of JCC and the RDC. In addition, JCC Development is prohibited by the terms of the Second Floor Sublease from pledging, mortgaging or otherwise encumbering the second floor or the Second Floor Sublease or its interest therein, other than in connection with the Bank Loans, the New Notes or the HET/JCC Agreement or in connection with any financing of the second floor development consented to by the RDC pursuant to the Second Floor Sublease.

AMENDED AND RESTATED CONSTRUCTION LIEN INDEMNITY AGREEMENT

     JCC and HOCI entered into an Amended and Restated Construction Lien Indemnity Agreement pursuant to which any expenditures made by HOCI under the construction lien indemnity agreement delivered by HET and HOCI to First American regarding mechanic's liens claiming priority to the Bank Loans, the New Notes or the New Contingent Notes, will be deemed unsecured limited recourse indebtedness ("Indemnity Obligations") of JCC due and payable on demand. The Indemnity Obligations will bear interest at the rate of 8% per year. The repayment of the Indemnity Obligations will generally be treated as a restricted payment under the Indentures and payments in excess of those permitted to be paid under the Indentures or the Credit Agreement will be subordinate to the repayment of the Notes and the Bank Loans. During any period in which (i) payment of the Indemnity Obligations is prohibited under the terms of the Bank Loan documents or (ii) JCC has paid interest in kind rather than in cash on the New Notes, JCC will not be permitted to make payments in respect of the Indemnity Obligations; provided, however, that interest will continue to accrue at the rate of 8.0% per year during any period in which JCC is not permitted to make payments and such interest will be added to the principal amount of the Indemnity Obligations. HOCI did not and will not receive a fee for entering into the Amended and Restated Construction Lien Indemnity Obligation Agreement.

HET/JCC AGREEMENT

     On the Effective Date, JCC entered into the HET/JCC Agreement with HET and HOCI, under which HET and HOCI provided an initial Minimum Payment Guaranty for the benefit of the LGCB to assure payment of the Minimum Payment, subject to renewal or early termination in accordance with the terms of the HET/JCC Agreement. Any drawing on a Minimum Payment Guaranty provided by HET or HOCI will bear interest at the Tranche A-3 interest rate. See "-- Bank Loans."

     HET and HOCI have committed to provide a Minimum Payment Guaranty through the COC Fiscal Year ending March 31, 2004; provided that a Minimum Payment Guaranty will not renew for any of the COC Fiscal Years beginning April 1, 2000, 2001, 2002 or 2003 if: (i) there has been a JCC bankruptcy or a cessation of Casino operations; (ii) there are any unpaid guarantee fees (other than fees deferred as agreed in the HET/JCC Agreement); (iii) there has been a failure to pay the Minimum Payment; (iv) in the case of the renewal of the Minimum Payment Guaranty for the COC Fiscal Year beginning April 1, 2000, the project has failed to generate positive EBITDA for the period of operations ending January 31, 2000, provided, however there will be no EBITDA test for the period of operations ending January 31, 2000 if such period of operations commenced after August 1, 1999; (v) in the case of the renewal of the Minimum Payment Guaranty for the COC Fiscal Years beginning April 1, 2001, 2002 and 2003, the project has failed to generate positive EBITDA for the 12 month period ending November 30 of the prior calendar year in an amount equal to at least $15 million for the 12 month period ending November 30, 2000, $20 million for the 12 month period ending November 30, 2001, and $25 million for the 12 month period ending November 30, 2002; (vi) HET, HOCI or the Manager or any of HET's affiliates has been determined to be unsuitable; (vii) the Manager has been removed as manager of the Casino; (viii) the Amended and Renegotiated Casino Operating Contract has been terminated (ix) JCC has breached certain covenants in the HET/JCC Agreement; or (x) an Excusable Temporary Cessation of Operations has occurred and is continuing. For purposes of clauses (iv) and (v) above, For the purpose of the HET/JCC Agreement, "EBITDA" means operating income determined according to generally accepted accounting principles, excluding any extraordinary non-cash items such as the write down of assets or pre-opening expenses.

     With respect to clause (iv) of the preceding paragraph regarding the renewal of the Minimum Payment Guaranty for the COC Fiscal Year beginning April 1, 2000, if an Excusable Temporary Cessation of Operations occurs, the Minimum Payment Guaranty will automatically renew if the Casino's failure to generate positive EBITDA for the period of operations ending January 31, 2000 is solely the result of an Excusable Temporary Cessation of Operations and but for the Excusable Temporary Cessation of Operations the applicable EBITDA test would have been met. To determine whether the Casino would have generated positive EBITDA in the absence of an Excusable Temporary Cessation of Operations for the period of operations ending January 31, 2000, it will be assumed that the Casino would have generated EBITDA for each day of any period of time the Casino was closed due to an Excusable Temporary Cessation of Operations in an amount equal to the average daily EBITDA generated during the 30 days prior to such period of time the Casino was closed due to an Excusable Temporary Cessation of Operations.

     With respect to clause (v) of the second preceding paragraph regarding the renewal of the Minimum Payment Guaranty for the COC Fiscal Years beginning April 1, 2001, 2002, and 2003, if an Excusable Temporary Cessation of Operations occurs, the Minimum Payment Guaranty will automatically renew if the Casino's failure to generate EBITDA for the 12 month period ending November 30 of the prior calendar year in an amount equal to $15 million as of the 12 month period ending November 30, 2000, $20 million as of the 12 month period ending November 30, 2001, and $25 million as of the 12 month period ending November 30, 2002 is solely the result of an Excusable Temporary Cessation of Operations; provided that (a) such $15 million, $20 million and $25 million, EBITDA tests, respectively, will be reduced pro rata for any period of time the Casino was closed due to an Excusable Temporary Cessation of Operations during the applicable 12 month period and (b) the Minimum Payment Guaranty will automatically expire and not renew if any such reduced EBITDA tests are not met.

     An "Excusable Temporary Cessation of Operations" occurs if any of the following circumstances occurs, to the extent and only for such time that it causes temporary closure or temporary cessation of operations of the Casino beyond the reasonable control of JCC, and if the Casino Operator diligently and in good faith seeks to reopen the Casino and to recommence Casino operations:
(a) strikes, lockouts, inability to procure materials or failure of power; (b) arbitrary or capricious State, local or municipal governmental action (but in no event will an Excusable Temporary Cessation of Operations pursuant to this clause (b) exceed a period of six months); (c) acts of God, hurricanes, floods, sinkholes, fires and other casualties, earthquakes, epidemics, or quarantine;
(d) acts of a public enemy, acts of war, terrorism, blockades, insurrections, riots, civil disturbances, governmental preemption in connection with a national emergency, or national or international calamities; (e) the entry of a judgment, order or ruling in litigation not filed by JCC or any affiliates of JCC and which judgment, order or ruling was not entered substantially as the result of the fault of JCC or any affiliates of JCC and which judgment, order or ruling restrains or substantially interferes with operations of the Casino; (f) any action by the legislature or any governmental agency the result of which is that gaming as currently proposed to be conducted at the Casino is materially diminished; (g) any other causes related to or arising out of the causes stated in subsections (a) through (g) above beyond the reasonable control of JCC (excluding any bankruptcy of JCC or failure of JCC to obtain financing or to pay its financial obligations as they come due) and not substantially the result of the fault of JCC; and (h) any other cause which the LGCB in its sole discretion formally determines to be an Excusable Temporary Cessation of Operations.

     Commencing with the COC Fiscal Year beginning April 1, 2001, upon written notice 90 days prior to the first day of the respective COC Fiscal Year, JCC may terminate the HET/JCC Agreement, thereby cancelling the commitment of HET and HOCI to renew the Minimum Payment Guaranty for the COC Fiscal Year beginning April 1, 2001 upon payment of a termination fee of $1 million in cash and may cancel the commitment of HET and HOCI to renew the Minimum Payment Guaranty for the COC Fiscal Years beginning April 1, 2002 and 2003 without any fee. Notwithstanding any other provision hereof, JCC is restricted from terminating the HET/JCC Agreement unless JCC has obtained a replacement guaranty or letter of credit which meets the requirements of the Amended and Renegotiated Casino Operating Contract and which does not result in increased cost to JCC (after giving effect to payment to HET and HOCI of the termination fee, if applicable), the Amended and Renegotiated Casino Operating Contract no longer requires JCC to provide a guaranty or letter of credit, or the LGCB waives the requirement that JCC provide a guaranty or letter of credit.

     HET and HOCI, collectively, will receive a $6 million per year guaranty fee for the COC Fiscal Years ending March 31, 2000 and 2001 and a $5 million per year guaranty fee for the COC Fiscal Years ending March 31, 2002, 2003 and 2004, all payable quarterly. HET and HOCI, collectively, will receive a pro rata fee based on an annual fee of $6 million for any partial COC Fiscal Year ending March 31, 1999 or for the COC Fiscal Year ending March 31, 2000 if it is a partial COC Fiscal Year. HET and HOCI will not receive a guaranty fee for any COC Fiscal Year in which a Minimum Payment Guaranty is not provided and will repay to JCC any guaranty fee previously advanced to it in respect of such COC Fiscal Year. Under the terms of the Indentures, if Consolidated EBITDA is less than $28.5 million for the 12 month reporting period ending 45 days prior to each semi-annual New Note interest payment date beginning with the fourth year after the Effective Date, the guaranty fee to HET and HOCI will be deferred, Fixed Interest on the New Notes will be paid in kind, Management Fees will be deferred and bank principal amortization may be deferred. JCC's obligation to pay the per year guaranty fee and any termination fee to HET and HOCI and to reimburse HET and HOCI for any drawings (including interest thereon) by the State under any Minimum Payment Guaranty provided by HET and HOCI is secured by liens on substantially all of the assets of each of JCC (except the Amended and Renegotiated Casino Operating Contract and the Gross Gaming Revenue Share Payments), JCC Development, CP Development and FP Development in favor of the Collateral Agent for the benefit of HET and HOCI as Minimum Payment Guarantors as well as the Bank Lenders and the holders of the Notes under the Indentures, subject to the terms of the Intercreditor Agreement. Certain of the collateral is subject to release in accordance with the applicable security documents and the Intercreditor Agreement. In addition, JCC executed a security agreement granting a lien on the House Bank solely with respect to and in favor of HET and HOCI as Minimum Payment Guarantors to secure such obligations, subject to certain rights of the RDC in the House Bank under the Amended Ground Lease. The HET/JCC Agreement contains covenants in favor of the Minimum Payment Guarantors
(i) requiring JCC to maintain insurance, pay taxes and impositions, repair and maintain the Casino, and keep the lease in effect, and (ii) restricting indebtedness and liens by JCC and restricting dividends, merger and asset disposition. Any successor guarantor in respect of the Minimum Payment Guaranty may be secured by such lien, subject to payment of any unpaid fees or obligations to HET and HOCI in respect of the HET/JCC Agreement.

     As explained above, by entering into the HET/JCC Agreement and providing a Minimum Payment Guaranty, HET and HOCI are not obligated to provide a Minimum Payment Guaranty for the entire term of the Amended and Renegotiated Casino Operating Contract, but rather are only obligated to provide it for the period and on terms and conditions specified in the HET/JCC Agreement. HET and HOCI have expressly informed JCC, the State and the LGCB that they have not agreed to renew a Minimum Payment Guaranty beyond March 31, 2004, or in any prior year in which HET's and HOCI's obligation to furnish a Minimum Payment Guaranty does not renew by the express terms of the HET/JCC Agreement. HET and HOCI have informed HJC, Finance Corp., HNOIC, JCC, the State and the LGCB that any decision HET and HOCI make concerning whether to renew any Minimum Payment Guaranty or the HET/JCC Agreement will be made in their sole discretion, and have informed JCC, HJC, Finance Corp. and HNOIC that such decision will be made acting only in HET on HOCI's best interests. The State and the LGCB, JCC and JCC Holding have acknowledged that (i) HET and HOCI are not obligated to and have not given any assurances to HJC, Finance Corp. and HNOIC, JCC, the State or the LGCB that they will renew the HET/JCC Agreement beyond March 31, 2004, or renew any Minimum Payment Guaranty for any earlier fiscal year in which HET's and HOCI's obligation to furnish a Minimum Payment Guaranty is not renewed in accordance with the express terms of the HET/JCC Agreement, (ii) HET and HOCI have the right to make any such renewal decision in their sole discretion, and (iii) HET and HOCI need not consider the interests of any other parties in making any such renewal decision, notwithstanding that HET and HOCI are involved in a number of capacities in respect of JCC and JCC Holding. Upon termination of the HET/JCC Agreement, JCC will be required to secure a substitute guarantor to provide a Minimum Payment Guaranty or the Casino will be unable to open under the terms of the Amended and Renegotiated Casino Operating Contract. Such substitute guarantor may or may not be HET and/or HOCI or an affiliate thereof, and the Company cannot assure that JCC will be able to locate a substitute guarantor on satisfactory terms. If JCC fails to procure a Minimum Payment Guaranty before the first day of a new fiscal year, it will result in a termination with no cure period of the Amended and Renegotiated Casino Operating Contract. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Performance -- JCC May Not be Able to Renew Its Minimum Payment Guaranty."

MANAGER SUBORDINATION AGREEMENTS

     In addition to the Manager Subordination Agreement (RDC/City), the Manager has entered into separate subordination agreements (the "Manager Subordination Agreements") in favor of each of: (i) BTCo, as Administrative Agent for the Bank Lenders, and (ii) the Trustee under the Indentures (collectively, the "Subordination Beneficiaries"). See "-- Amended Ground Lease -- Amended Management Agreement" for a description of the Manager Subordination Agreement (RDC/City).

     Subordination. Pursuant to the subordination agreement between the Manager and the Administrative Agent (the "Bank Lenders Subordination Agreement"), payment by JCC of the Subordinated Obligations (as defined below) is subordinated to the prior payment in full in cash of all Senior Indebtedness (as defined below). "Subordinated Obligations" means, without limitation, the payment of any Management Fees or Termination Fees owing by JCC to the Manager pursuant to the Amended Management Agreement and the right to receive or collect any or all: (a) proceeds of condemnation awards, (b) compensation for revocation of the Amended and Renegotiated Casino Operating Contract, (c) proceeds of JCC's title insurance, property or hazard insurance, or other insurance proceeds, (d) fair market value or other proceeds of JCC's assets, (e) damages or compensation paid by the State, the LGCB, or any other government entity in connection with prohibition of use for gaming purposes of the Casino, and (f) any and all other payments and proceeds under the Amended Management Agreement; provided, however, that the Lenders Subordinated Obligations do not include system fees, travel fees and accounting fees, certain tax and insurance fees and other similar fees and reimbursable expenses of the Manager, in each case to the extent that the foregoing fees and expenses do not constitute compensation to the Manager for managing the Casino. "Senior Indebtedness" means all obligations of JCC (1) under the Credit Agreement and certain other credit documents and (2) in respect of any interest rate protection agreements with the Bank Lenders.

     Pursuant to the subordination agreement between the Manager and the Trustee under the Indenture for the Notes (the "Notes Subordination Agreement"), payment by JCC of the Subordinated Obligations is subordinated to the prior payment in full in cash of all Notes Obligations. "Notes Obligations" means (a) the principal of, and premium, if any, and interest on the Notes, and (b) all other obligations and indebtedness of JCC to the holders of the Notes and/or to the Trustee or the Collateral Agent.

     Foreclosure. Under the Bank Lenders Subordination Agreement and the Notes Subordination Agreement, as of the date (the "Succession Date") that (i) a Subordination Beneficiary takes possession of or acquires a leasehold interest in the Casino or succeeds to the interests of JCC under the Amended Management Agreement or (ii) a receiver, keeper or conservator (collectively, a "Receiver") of the Casino is appointed, and which date occurs, in either case, at any time during a period ending on the date that is 180 days after the Succession Date (the "Termination Date"), the Subordination Beneficiary will have the right to terminate the Amended Management Agreement upon at least 120 days' prior written notice (the "Termination Notice") to the Manager and whether or not any default then exists on the part of the Manager under the Amended Management Agreement.

     In addition to the termination right described in the immediately preceding paragraph, on any date following (i) the Succession Date or (ii) the filing of any foreclosure proceeding by a Subordination Beneficiary with respect to the Casino, and at any time thereafter during the pendency of such foreclosure (whether or not the Termination Date has occurred), such Subordination Beneficiary will have the right to terminate the Amended Management Agreement by written notice to the Manager if an event of default under the Amended Management Agreement has occurred, the applicable cure periods have expired, and JCC has the right to terminate the Amended Management Agreement. A Subordination Beneficiary will also have the right to terminate the Amended Management Agreement by written notice to the Manager to be effective as of the date of such notice (i) if at any time the Manager ceases to be authorized to manage the Casino under the law and regulations of the State applicable to land-based gaming, (ii) if a casino management company other than the Manager is appointed as Receiver or (iii) if a casino management company other than the Manager is appointed to manage the Casino as a result of any order, decree, judgment or ruling of any court of competent jurisdiction. However, the termination provisions described in this paragraph will not be effective for 45 days unless certain conditions are met.

     If at the time of the giving of any Termination Notice or any termination without notice pursuant to the preceding paragraph, no default exists on the part of the Manager under the Amended Management Agreement, the Manager will be entitled to payment from JCC of the Termination Fee; provided that (i) such payment will be subordinated to the prior payment in full of all Senior Indebtedness and Notes Obligations, and (ii) non-payment of the Termination Fee will have no effect on the effectiveness of any termination of the Amended Management Agreement under the Bank Lenders Subordination Agreement or the Notes Subordination Agreements.

     Cure Period. Under the Bank Lenders Subordination Agreement and the Notes Subordination Agreements, if the Manager becomes aware of the existence of any event, act or omission by JCC under the Amended Management Agreement which would give the Manager the right to terminate the Amended Management Agreement, the Manager is required to give written notice to the Subordination Beneficiaries within five days after the Manager becomes aware of the existence thereof. Furthermore, the Manager is required to give the Subordination Beneficiaries at least 45 business days (the "Cure Period") prior written notice of any proposed termination by the Manager of the Amended Management Agreement, specifying the basis for the termination and any defaults then existing under the Amended Management Agreement. During the Cure Period, JCC and/or the Subordination Beneficiaries may remedy the defaults specified in such notice and, if all such defaults are cured during the Cure Period, the termination will not take effect. Furthermore, in the case of any non-monetary defaults, if the default is capable of being cured and a Subordination Beneficiary notifies the Manager that such Subordination Beneficiary is proceeding to remedy the default, but that the remedy will take longer than the Cure Period, the termination will be delayed for so long as such Subordination Beneficiary is proceeding to cure the default, and such termination will not occur if the default is cured. In the event that a default under the Amended Management Agreement cannot be cured without obtaining the legal right to possession of the Casino, the Subordination Beneficiaries will cooperate with JCC and the Manager to the extent reasonably feasible to enable JCC and the Manager to cure the default and, upon request of a Subordination Beneficiary, the Manager will cooperate with such Subordination Beneficiary to the extent reasonably feasible to enable the Subordination Beneficiaries to cure the default.

     Termination. The Bank Lenders Subordination Agreement will terminate on the first to occur of (i) the termination of the Credit Agreement and satisfaction of all obligations owing to the Administrative Agent and the lenders thereunder or (ii) the termination of the Amended Management Agreement and satisfaction of (a) all obligations owing to JCC and the Manager thereunder and (b) all obligations of the Manager under the Bank Lenders Subordination Agreement.

     The Notes Subordination Agreement will terminate on the first to occur of
(i) the termination of the Indentures and satisfaction of all obligations to the Note holders thereunder or (ii) the termination of the Amended Management Agreement and satisfaction of (a) all obligations owing to JCC and the Manager thereunder and (b) all obligations of the Manager under the Notes Subordination Agreement.

                                   REGULATION

LOUISIANA GAMING ACT

     Pervasive Governmental Regulation. The ownership and operation of the Casino are subject to pervasive governmental regulation, including regulation by the LGCB in accordance with the terms of the

Gaming Act, the Rules and Regulations and the Amended and Renegotiated Casino Operating Contract. The LGCB is empowered to regulate a wide spectrum of gaming and non-gaming related activities.

     The Gaming Act and the Rules and Regulations, all of which are subject to amendment or revision from time to time, establish significant regulatory requirements with respect to gaming activities and the casino operator, including, without limitation, requirements with respect to minimum accounting and financial practices, standards for gaming devices and surveillance, licensure requirements for vendors and employees, standards for credit extension and collection, and permissible food services. Failure to comply with the Gaming Act and the Rules and Regulations could result in disciplinary action, including fines and suspension or revocation of a license or suitability. Certain regulatory violations could also constitute an event of default under the Amended and Renegotiated Casino Operating Contract.

     LGCB. The Gaming Act initially established the LEDGC as a special public purpose corporation to regulate land-based gaming in Louisiana. In May 1996, a law transferred responsibility for regulation of riverboat gaming and land-based casino gaming from separate boards, one of which was the LEDGC, and substituted in their place the LGCB. This single board, consisting of nine voting members and two ex officio members, is empowered to regulate most forms of gambling in the State, including the Casino. This law also authorizes the State Police to, among other things, conduct investigations and audits of gaming license applicants and to assist the LGCB in determining compliance with gaming laws and regulations.

     Authority to Enter Into Casino Operating Contracts. The Gaming Act authorized the LEDGC (and now the LGCB), among other things, to enter into a casino operating contract with a casino operator for the conduct of casino gaming operations at a single land-based gaming establishment, having at least 100,000 square feet of usable space, to be located at a facility at the Rivergate site. The term of the contract under the Gaming Act is not to exceed a total of 20 years with one ten-year renewal option. The Gaming Act requires the Gross Gaming Revenue Share Payments as minimum compensation payable to the LGCB by the casino operator from gaming operations at the land-based casino. For a discussion of the compensation arrangements in the Amended and Renegotiated Casino Operating Contract, see "-- Material Agreements -- Amended and Renegotiated Casino Operating Contract -- Term, Fees and Impositions."

     Under the Gaming Act, the gaming activities that may be conducted at the official gaming establishment, subject to the rule-making authority of the LGCB, include any banking or percentage game that is played with cards, dice or any electronic, electrical or mechanical device or machine for money, property or any thing of value, but exclude lottery, bingo, charitable games, raffles, electronic video bingo, pull tabs, cable television bingo, wagering on dog or horse races, sports betting or wagering on any type of sports contest or event.

     Under the Plan of Reorganization and with certain approvals from the LGCB, HJC and JCC entered into the Amended and Renegotiated Casino Operating Contract which provides for alterations of the size and scope of the Casino and a revised opening schedule for the Casino. See "-- Material Agreements -- Amended and Renegotiated Casino Operating Contract." The Gaming Act provides that the LGCB has the right but is not required to set aside or renegotiate the provisions of a casino operating contract if the casino operation is voluntarily or involuntarily placed in bankruptcy, receivership, conservatorship or similar status. A law enacted during the State legislature's special session in spring of 1996, purports to authorize the Governor by executive order, subject to legislative approval, or the State legislature by act or resolution, to set aside or order renegotiation or revocation of a casino operating contract when the casino operator is either voluntarily or involuntarily placed in bankruptcy, receivership, conservatorship, or some similar status. On March 16, 1998 the State Attorney General issued an opinion that the LGCB has independent authority (without the necessity of any legislative approval) to renegotiate and execute a renegotiated casino operating contract. On March 20, 1998, the LGCB approved the Amended and Renegotiated Casino Operating Contract, subject to, among other conditions, the condition that the Louisiana Supreme Court render a final, non-appealable judgment that the LGCB, acting on its own, is the proper party and has the legal authority to enter into the Amended and Renegotiated Casino Operating Contract with HJC or JCC on behalf of the State and the LGCB, without the specific approval of the Governor or the State legislature. On May 15, 1998, the Louisiana Supreme Court issued a decision confirming that the LGCB has the independent authority to renegotiate and execute the Amended and Renegotiated Casino Operating Contract without seeking gubernatorial or legislative approval.

On October 20, 1998, the LGCB approved the Amended and Renegotiated Casino Operating Contract, and such contract was executed on October 30, 1998. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Performance -- Gaming Laws and Regulations Could Adversely Affect the Company's Operations -- The interpretation of current regulations and the Gaming Act could adversely affect the Company's operations."

     Rules and Regulations. Under the Gaming Act, the LGCB has broad discretionary authority to regulate all aspects of the casino operator's operations, including the power to adopt administrative rules and regulations (previously defined herein as Rules and Regulations) as may be necessary to carry out and implement its powers and duties, the conduct of gaming operations, and any other matters necessary or desirable for the efficient and effective operation of casino gaming or public convenience. The Gaming Act gives the LGCB the power, among other things, to (i) investigate the qualifications of any proposed gaming operator and each applicant for a license or permit, (ii) investigate violations of the Gaming Act and any rules and regulations promulgated thereunder, and any other incidents or transactions which it deems appropriate, (iii) conduct hearings and proceedings concerning, and reviews and inspections of, gaming operations and related activities, (iv) inspect and examine all premises, and all equipment or supplies thereon, where gaming activities are conducted or gaming devices or equipment are manufactured, sold, distributed, and summarily seize and remove from such premises and impound any equipment or supplies for the purpose of examination and inspection, (v) audit the records of applicants and gaming operators respecting all revenues produced by any gaming operations, (vi) issue interrogatories and subpoenas, and (vii) monitor the conduct of all casino operators, licensees, permittees and other persons having a material involvement directly or indirectly with a casino operator.

     Issuance of Licenses and Permits. Under the Gaming Act, the LGCB is required to issue licenses or permits to certain persons associated with gaming operations, including: (i) certain employees of the casino operator; (ii) certain manufacturers, distributors and suppliers of gaming devices; (iii) certain suppliers of goods or services; (iv) any person who furnishes services or property to the casino operator under an arrangement pursuant to which the person receives payments based on earnings, profits or receipts from gaming operations; and (v) any other persons deemed necessary by the LGCB.

     The securing of the requisite licenses and permits under the Gaming Act is a prerequisite for conducting, operating or performing any activity regulated by the LGCB or the Gaming Act. The Gaming Act provides that the LGCB has full and absolute power to deny an application, or to limit, condition, restrict, revoke or suspend any license, permit or approval, or to fine any person licensed, permitted or approved for any cause specified in the Gaming Act or rules promulgated by the LGCB. The Rules and Regulations provide that the LGCB may take any of the foregoing actions with respect to any person licensed, permitted, or approved, or any person registered, found suitable, or holding a contract, for any cause deemed reasonable.

     The Gaming Act provides that it is the express intent, desire and policy of the legislature that no holder of the casino operating contract, applicant for a license, permit, contract or other thing existing, issued or let as a result of the Gaming Act shall have any right or action to obtain any license, permit, contract or the granting of the approval sought except as provided for and authorized by the Gaming Act. Any license, permit, contract, approval or thing obtained or issued pursuant to the provisions of the Gaming Act has been expressly declared by the legislature to be a pure and absolute revocable privilege and not a right, property or otherwise, under the constitutions of the United States or of the State. The Gaming Act also provides that no holder acquires any vested right therein or thereunder.

     Suitability. Under the Gaming Act, no person is eligible to receive a license or enter into a contract to conduct casino gaming operations unless, among other things, the LGCB is satisfied the applicant is suitable. The Gaming Act and the Rules and Regulations also require suitability findings for, among others, the casino manager, anyone with a direct ownership interest or the ability to control the casino operator or casino manager (as well as their intermediary and holding companies), certain officers and directors of such companies, and certain employees of the casino operator. Suitability of an applicant requires that the applicant demonstrate by clear and convincing evidence that, among other things, (i) the applicant is a person of good character, honesty and integrity; (ii) the applicant's prior activities, criminal record, if any, reputation, habits and associations do not pose a threat to the public interest of the State or the regulation and control of casino gaming or create or enhance the dangers of unsuitable, unfair or illegal practices, methods and activities in the conduct of gaming or the carrying on of the business and financial arrangements incidental thereto; and (iii) the applicant is capable of and is likely to conduct the activities for which a license or contract is sought. In addition, to be found suitable for purposes of the Amended and Renegotiated Casino Operating Contract the casino operator must demonstrate by clear and convincing evidence that: (i) it has or guarantees acquisition of adequate business competence and experience in the operation of casino gaming operations; (ii) the proposed financing is adequate for the proposed operation and is from suitable sources; and (iii) it has or is capable of and guarantees the obtaining of a bond or satisfactory financial guarantee of sufficient amount, as determined by the LGCB, to guarantee successful completion of and compliance with the Amended and Renegotiated Casino Operating Contract or such other projects that are regulated by the LGCB.

     Under the Gaming Act and Rules and Regulations, the LGCB can also require that the holder of debt securities issued by the casino operator or its affiliated companies and the holders of equity interests in holding companies of the casino operator be found suitable. Any person holding or controlling a 5% or more equity interest in a non-publicly traded, direct or indirect holding company of the casino operator or casino manager or 10% or more equity interest in a publicly traded, direct or indirect holding company of the casino operator or casino manager, is presumed to have the ability to control the casino operator or casino manager, as the case may be, requiring a finding of suitability, unless, among other things: (i) the presumption is rebutted by clear and convincing evidence; or (ii) the holder is one of several specified passive institutional investors holding a stated minimum amount of assets and, upon request, such institution files a certification stating that it does not intend to influence the affairs of the casino operator or casino manager. To the extent any holder of the securities of the Company fails to satisfy such requirement, such holder may be required to obtain certain qualifications or approvals from the LGCB to continue to hold such securities. Any failure to obtain such qualifications or approvals may, by virtue of the requirements imposed on the Company, subject such security holders to certain requirements, limitations or prohibitions, including a requirement that such security holders liquidate their securities at a time or at a cost that is otherwise unfavorable to such security holders.

     Under the Gaming Act and Rules and Regulations, the LGCB has the authority to deny, revoke, suspend, limit, condition, or restrict any finding of suitability. Under the Rules and Regulations, the LGCB also has the authority to take further action on the grounds that the person found suitable is associated with, or controls, or is controlled by, or is under common control with, an unsuitable or disqualified person. Under the Rules and Regulations and the Amended and Renegotiated Casino Operating Contract, if at any time the LGCB finds that any person required to be and remain suitable has failed to demonstrate suitability, the LGCB may, consistent with the Gaming Act and the Amended and Renegotiated Casino Operating Contract, take any action that the LGCB deems necessary to protect the public interest. Under the Rules and Regulations, however, if a person associated with the casino operator or an affiliate, intermediary, or holding company thereof has failed to be found or remain suitable, the LGCB shall not declare the casino operator or its affiliate, intermediary, or holding company, as the case may be, unsuitable as a result if such companies comply with the conditional licensing provisions, take immediate good faith action and comply with any order of the LGCB to cause such person to dispose of its interest, and, before such disposition, ensure that the disqualified person does not receive any ownership benefits. The above safe harbor protections do not apply if: (i) the casino manager has failed to remain suitable, (ii) the casino operator is engaged in a relationship with the unsuitable person and had actual or constructive knowledge of the wrongdoing causing the LGCB's action, (iii) the casino operator is so tainted by such person that it affects the suitability of the casino operator under the standards of the Gaming Act, or (iv) the casino operator cannot meet the suitability standard contained in the Gaming Act and the Rules and Regulations.

     JCC is not permitted to operate the Casino unless and until certain persons and entities required to be found suitable are found suitable by the LGCB. Such persons and entities include, without limitation, JCC Holding, JCC, the Manager and certain members, officers and directors of such companies and any other persons having the ability to significantly affect the affairs of such companies. On October 13, 1998, JCC Holding, JCC, the Manager and certain the officers and directors of JCC Holding, JCC and the Manager were found suitable after extensive background investigations by the LGCB (and its investigatory arm, the

State Police). Prior to appointing additional officers and directors of JCC Holding, JCC or the Manager, such persons will also be required to be found suitable by the LGCB. JCC Holding, JCC, the Manager and all other persons and entities required to be found suitable, including those already found suitable, have an ongoing obligation to maintain their suitability throughout the term of the Amended and Renegotiated Casino Operating Contract. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Performance -- Gaming Laws and Regulations Could Adversely Affect the Company's Operations -- JCC and certain of its affiliates must be found suitable."

     Transfers. The sale, transfer, assignment, or alienation of a casino operating contract, or an interest therein, in violation of the Gaming Act is prohibited. The LGCB may approve the sale, transfer, assignment, or any grant the approval subject to conditions imposed by the LGCB.

     Under the Gaming Act, the sale, transfer, assignment, pledge, alienation, disposition, public offering, or acquisition of securities that results in one person's owning 5% or more of the total outstanding shares issued by the casino operator is void as to such person without prior approval of the LGCB. Failure to obtain prior approval by the LGCB of a person acquiring 5% or more of the total outstanding shares of a licensee or 5% or more economic interest in the casino operator is grounds for cancellation of the casino operating contract or license suspension or revocation. For a discussion of certain transfer restrictions with respect to certain interests in the casino operator, the Casino Manager, or certain affiliates, see "Material Agreements -- Amended and Renegotiated Casino Operating Contract -- Transfer Restrictions" and
"-- Financing."

     Priority to Louisiana Residents and Businesses; Minority Employment. The Gaming Act obligates the casino operator to give preference and priority to Louisiana residents, laborers, vendors and suppliers, except when not reasonably possible to do so without added expense, substantial inconvenience or sacrifice in operational efficiency. The Gaming Act further obligates the casino operator to give preference and priority to Louisiana residents in considering applicants for employment and requires that no less than 80% of the persons employed by the casino operator be Louisiana residents for at least one year immediately prior to employment. The Gaming Act provides that if any contract or other agreement to which the casino operator is a party contains a provision or clause establishing a different percentage or requiring more than 50% of the persons employed to be residents of any one parish, any such provision or clause shall be null and void and unenforceable as against public policy.

     The Gaming Act requires that the casino operator and/or LGCB adopt written policies, procedures, and regulations to allow the participation of businesses owned by minorities in all design, engineering, and construction contracts and/or projects to the maximum extent practicable. The Rules and Regulations provide that the casino operator and the casino manager must take the foregoing actions with respect to all design, engineering, construction, banking and maintenance contracts and any other projects initiated by the casino operator or casino manager. The Gaming Act further requires the casino operator, as nearly as practicable, to employ minorities consistent with the population of the State. The Rules and Regulations extend this obligation to the casino manager as well. The Rules and Regulations provide that if at any time the LGCB shall conclude that the casino operator or the casino manager is conducting itself in a manner inconsistent with the requirements of State law or the Rules and Regulations, the LGCB may take enforcement action, including fines and the imposition of a plan that the LGCB determines meets the objectives of the Gaming Act and the Rules and Regulations.

     Limits on Restaurant, Lodging, Retail Operations. The Gaming Act provides that the casino operator shall not: (i) offer seated restaurant facilities with table food service for patrons, but may offer limited cafeteria style food services for employees and patrons as provided by rule of the LGCB, provided, however, that no food may be given away or subsidized within the official gaming establishment by the casino operator or any licensee, and no facility for food service shall exceed seating for 250 persons (by rule and regulation, LGCB is empowered to allow the Casino operator to contract with local food preparers to provide food at the restaurants at the Casino); (ii) offer lodging in the official gaming establishment, nor engage in any practice or enter into any business relationships to give any hotel, whether or not affiliated with the casino operator, any advantage or preference not available to all similarly situated hotels; (iii) engage in such activities as are prohibited by the casino operating contract; (iv) engage in the sale of products that are not directly related to gaming; or (v) cash or accept in exchange for the purchase of tokens, chips or electronic cards an identifiable employee payroll check. Any contract between the casino operator and any hotel or lodging facilities must be submitted to the LGCB for approval prior to entering into the contract.

     Public Records. The Gaming Act provides that all records of the LGCB are public records and available for public inspection, subject to certain exceptions, and may, in any event, be made available to other governmental entities or regulators, under certain circumstances.

     Casino Support Services Contract. The Gaming Act provides that the LGCB shall annually enter into a casino support services contract with the City in order to compensate it for the cost to it for providing support services resulting from the operation of the official gaming establishment and the activities therein. The amount of the contract is to be determined by negotiation and agreement between the LGCB and the City, subject to approval by the State legislature.

     Rights of Holders of Security Interests. The Gaming Act authorizes the LGCB to provide for the protection of the rights of holders of security interests in both immovable property and movable property used in or related to casino gaming operations ("Gaming Collateral") and to provide for the continued operation of the official gaming establishment during the period of time that a lender, as a holder of a security interest, seeks to enforce its security interest in such property. In connection therewith, the Gaming Act provides that the holder of a security interest in Gaming Collateral may receive payments from the owner or lessee of such property out of the proceeds of casino gaming operations received by the owner or lessee, and, the holder of the security interest may be exempt from the licensing requirements of the Gaming Act with respect to such payments if the transaction(s) giving rise to such payments have been approved in advance by the LGCB and complies with all rules and regulations of the LGCB and the LGCB determines that the holder is suitable.

     Under the Gaming Act, a holder of a security interest in a gaming device who asserts the right to ownership or possession of the encumbered property may be granted a one-time, nonrenewable, provisional contract for a maximum of 90 days for the sole purpose of acquiring ownership or possession for resale to a licensed or approved person, all in accordance with rules and regulations to be promulgated by the LGCB. The Rules and Regulations do not yet include a rule and regulation on this provision. The license or contract shall not authorize the holder to operate the gaming device or to utilize the property in gaming activities.

     If the holder of a security interest in immovable property comprising the official gaming establishment wishes to continue the operation of the official gaming establishment during and after the filing of a suit to enforce the security interest, the Gaming Act provides that the holder of the security interest must name the LGCB as a nominal defendant in such suit and request the appointment of a receiver from among the persons on a list maintained by the LGCB. Upon proof of the debtor's default under the security instrument and the holder's right to enforce the security interest, the court shall appoint a person from the LGCB's list as a receiver of the official gaming establishment. Upon appointment of the receiver, the Gaming Act requires the receiver to furnish a fidelity bond in favor of the security interest holder, the owner or lessee of the official gaming establishment and the LGCB in an amount to be set by the court after consultation with the LGCB and all parties. The Gaming Act requires the LGCB to issue to the receiver a one-time, nonrenewable, provisional contract to continue gaming operations until the receivership is terminated. The receiver is considered to have all the rights and obligations of the casino operator under the casino operating contract. The holder of the security interest provoking the appointment of a receiver under the Gaming Act is required to pay the cost of the receiver's bond and the cost of operating the official gaming establishment or gaming operator during the term of receivership to the extent that such costs exceed available revenues, in accordance with the rules and regulations of the LGCB. The Gaming Act further provides that the fees of the receiver and the authority for expenditures of the receiver are to be established by rules and regulations of the LGCB.

     The Gaming Act provides that a receivership must terminate upon: (i) the sale of the property subject to receivership to a duly approved or authorized person; (ii) the payment in full of all obligations due to the holder of the security interest in the property subject to the receivership; (iii) an agreement for termination of the receivership signed by the holder of the security interest and the debtor, and approved by the LGCB and the court; or
(iv) the lapse of five years from the date of the initial appointment of the receiver. Under the Gaming Act, a receivership may also be terminated by notice from the holder of the security interest who provoked the receivership addressed to the court and the LGCB of its intention to withdraw its financial support of the receivership at a specified time not less than 90 days from the date of the notice. In the event of such notice, the Gaming Act provides that the holder of the security interest giving the notice will not be responsible for any costs or expenses of the receivership after the date specified in the notice; except for reasonable costs and fees of the receiver in concluding the receivership, and the costs of a final accounting.

     The Gaming Act provides that no rule or regulation and no provision in a contract executed by the LGCB pursuant to its authority to protect the holders of security interests in Gaming Collateral shall be the basis for any cause of action in contract or in tort against the State or the LGCB, its board of directors or its agents, attorneys or employees.

STATE LEGISLATION

     Because legalized gaming is a relatively new industry in the State, there has been significant attention by the State legislature over the past few years to gaming related bills dealing with a wide range of subjects that could impact the Casino. At various times, bills have been introduced to, among other things, constitutionally and/or legislatively repeal all forms of gaming (including the land-based casino), increase taxes on casinos, limit credit that may be extended by casinos and limit days and hours of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Factors Affecting Future Performance -- Gaming Laws and Regulations Could Adversely Affect the Company's Operations."

     In March 1996, the Governor of the State called a special session of the State legislature to consider a number of topics, including topics relating to the Casino. Several laws were enacted as a result of the special session which affected the formulation of the Plan of Reorganization and the rights to operate the Casino under the Gaming Act and the Amended and Renegotiated Casino Operating Contract.

     One such law called for a parish-by-parish referenda during the State legislature's November 5, 1996 election to decide, on an item-by-item basis, whether riverboat gaming, video poker gaming and, in Orleans Parish, the land-based casino, should be permitted to operate in the parish. On November 5, 1996, voters in Orleans Parish elected by approximately a two-to-one margin to permit land-based casino gaming in that parish. At the same time, voters in Orleans Parish elected to authorize both riverboat gaming and video poker gaming in Orleans Parish. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Performance -- Gaming Laws and Regulations Could Adversely Affect the Company's Operations -- The interpretation of current regulations and the Gaming Act could adversely affect the Company's operations."

     Another such law purports to amend the Gaming Act to provide the State and all of its subdivisions (including the LGCB) with immunity from suit and liability for any action or failure to act on the part of the State or any of its political subdivisions (including the LGCB). See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Factors Affecting Future Performance -- Gaming Laws and Regulations Could Adversely Affect the Company's Operations -- The Company may not be able to enforce its contractual rights against the State." It also purports to authorize the Governor by executive order, subject to legislative approval, or the State legislature by act or resolution, to set aside or order renegotiation or revocation of a casino operating contract when the casino operator is either voluntarily or involuntarily placed in bankruptcy, receivership, conservatorship, or some similar status. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Gaming Laws and Regulations Could Adversely Affect the Company's Operations -- The interpretation of current regulations and the Gaming Act could adversely affect the Company's operations."

     Another law purports to, among other things, retroactively amend the Gaming Act (i) to state that the conduct of gaming operations upon riverboats in accordance with the provisions of the Riverboat Act or otherwise while upon a designated waterway while temporarily at dockside does not constitute the authorization of additional land-based casino gaming operations which relieves the operator of the Casino of the obligation to pay compensation to the LGCB; and (ii) to provide that governmental inaction which results in the operation of another land-based casino in Orleans Parish will not relieve the operator of the Casino of the obligation to pay compensation to the LGCB. This law also purports to provide that in the event of litigation between the operator of the Casino and the State or any of its political subdivisions (including the LGCB), the operator of the Casino must continue to make all payments to the State and any of its political subdivisions (including the LGCB) as required by law during the pendency of such litigation, and that any failure to make the required payments will render the operator of the Casino unsuitable. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future
Performance -- Gaming Laws and Regulations Could Adversely Affect the Company's Operations -- The interpretation of current regulations and the Gaming Act could adversely affect the Company's operations."

     Because the Amended and Renegotiated Casino Operating Contract creates material rights in JCC with respect to the Casino, it is important that JCC be clearly entitled to bring an action to compel specific performance or any other remedy permitted or provided by law in the event the LGCB breaches the contract and fails to cure such breach. However, because of the legislation described above, the Company cannot assure that in the event JCC seeks to enforce its rights under the Amended and Renegotiated Casino Operating Contract, a court would allow the suit to proceed.

     In May 1996, a law transferred responsibility for regulation of riverboat gaming and land-based casino gaming from separate boards, one of which was the LEDGC, and substituted in their place the LGCB. This single board, consisting of nine voting members and two ex officio members, is empowered to regulate most forms of gambling in the State, including the land-based casino. Although the existing Rules and Regulations promulgated by LEDGC remain in force and effect at this time, the LGCB is empowered to repeal such Rules and Regulations and to promulgate its own Rules and Regulations. This law also authorizes the State Police to, among other things, conduct investigations and audits of gaming license applicants and to assist the LGCB in determining compliance with gaming laws and regulations. JCC has been advised that the LGCB intends to promulgate a number of its own Rules and Regulations prior to the Opening Date. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Performance -- Gaming Laws and Regulations Could Adversely Affect the Company's Operations -- The interpretation of current regulations and the Gaming Act could adversely affect the Company's operations."

     In 1997, the State legislature authorized the use of slot machines at race tracks in three parishes in the State (but not Orleans Parish) subject to a referendum in each such parish to approve such use of slot machines. Two parishes approved the use of slot machines at race tracks, but the State legislature's authorization is subject to further legislative action on fees and taxes. Legislation to impose such fees and taxes was introduced in the 1998 fiscal session of the State legislature, but failed to receive legislative approval. Future consideration of this issue is likely by the State legislature.

     Bills and resolutions to repeal the authorization for a land-based casino or to instruct or urge the LGCB not to execute the Amended and Renegotiated Casino Operating Contract were introduced in the State House of Representatives and the State Senate during 1998 but were not enacted. Additionally, two bills were pre-filed in the State House of Representatives for consideration during the State legislature's 1999 regular session which began in March 1999. If passed, the first bill would repeal the Gaming Act in its entirety and the second would amend the Gaming Act to broaden the food service restrictions applicable to the Casino and all parts of any connecting structure or building. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Performance -- Gaming Laws and Regulations Could Adversely Affect the Company's Operations -- The interpretation of current regulations and the Gaming Act could adversely affect the Company's operations" and "-- The Casino is Subject to Limits on Providing Lodging, Food Services, Entertainment and Retail Operations That Could Impact Its Ability to Operate Profitably."

FEDERAL REGULATION

     In August 1996, the President signed into law a bill that creates a federal commission to examine the rapid growth of the gambling industry and its impact on American society. The law creates a nine-member National Commission to study the economic and social impact of gaming and report its findings to Congress and the President. The National Commission is required by the enabling legislation to issue a report containing its findings and conclusions, together with recommendations of the National Commission for legislation and administrative actions, within two years after the date on which it held its first meeting, which occurred on June 20, 1997. Any recommendations which may be made by the National Commission could result in the enactment of new laws or the adoption of new regulations which could adversely impact the gaming industry in general and the Company in particular. The Company is unable at this time to determine what recommendations, if any, the National Commission will make, or the ultimate disposition of any recommendations the National Commission may make.

BANK SECRECY ACT

     Similar to banks and other financial institutions, casinos are required to monitor and report currency receipts and disbursements in excess of a certain limit to the United States Department of the Treasury. Under amendments recently adopted by the Treasury, casinos must obtain and document customer identification data for all currency transactions above $10,000. These requirements impose record keeping requirements on the Company which may increase its overall cost of operations.

ZONING AND LAND USE

     Certain conditional use approvals have been obtained from the City for the Casino and the parking facilities for the Casino. Certain of these approvals, however, are subject to further review and additional approvals may be required. Although JCC expects to obtain all required conditional use approvals for the Casino and its operations, the Company cannot assure that JCC will receive the required approvals.

     Because, absent certain waivers, the Casino does not fit within all requirements of the City's zoning ordinances, the Proponents requested and received a number of waivers from the City Council prior to consummation of the Plan or Reorganization. For instance, in the fall of 1996 the Proponents received waivers from the City Council for the Casino relating to such matters as:

     - the permissible size of retail space;
     - the scope of cafeteria services that may be provided;
     - limitations on live entertainment;
     - permissible signage; and
     - required public artwork.

     Some uncertainty exists, however, as to the City Council's authority to grant such waivers. A third party may successfully challenge the City Council's authority to grant waivers to a particular City zoning ordinance and invalidate waivers previously granted by the City. Although the Company is not currently aware of any such challenges, if the waivers for the Casino are invalidated, it could materially and adversely affect the Company by delaying or preventing the construction or opening of the Casino, forcing the Casino to cease operations or limiting its ability to operate once opened. In addition, the zoning ordinances may be subject to differing interpretations. Under some interpretations, certain waivers required by the Casino may not be requested or granted. Accordingly, the Company cannot assure that the Casino will comply with the zoning ordinances in all material respects. If the Company fails to comply with the zoning ordinances, it could materially and adversely affect the Company's business, financial condition and results of operations by delaying or preventing the construction or opening of the Casino or forcing the Casino to cease operations once opened. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future
Performance -- The Casino May Not be Able to Commence Operations as
Scheduled -- JCC may not be able to obtain necessary zoning and land use approvals."

ITEM 2.  PROPERTIES

     Under the Plan of Reorganization, on the Effective Date, title to the 3CP Property vested in CP Development and title to the Fulton Property vested in FP Development. The 3CP Property and the Fulton Property currently do not generate any material revenues for the Company. In addition, pursuant to the terms of the Plan of Reorganization, as of the Effective Date, JCC succeeded to HJC's interest in the approximately 30-year long-term Ground Lease for the Rivergate site in New Orleans, Louisiana, the site designated by law for the development and location of the Casino. On October 29, 1998, the Ground Lease was amended by the Amended Ground Lease. Beginning on the Effective Date, the Amended Ground Lease has a term of 30 years, with three consecutive ten-year renewal options. See "Item 1. Business -- Material Agreements -- Amended Ground Lease."

     The principal executive offices of the Company are located on the Fulton Property, which contains approximately 48,300 square feet of usable office space. The Company expects that its principal executive offices will remain on the Fulton Property until the Fulton Property is developed, at which time the Company will relocate its executive offices. The Company does not anticipate that it will have difficulty securing substitute space for its executive offices. The Company currently uses the 3CP Property for employee parking.

     Concurrent with construction of the Initial Casino Facilities, approximately 130,000 square feet of multipurpose non-gaming entertainment space on the second floor of the premises is expected to be constructed to the point at which the shell of the structure is complete and the space is suitable for tenant build-out. JCC has subleased the second floor to JCC Development pursuant to the terms of the Second Floor Sublease and JCC Development intends to manage and lease the second floor development in a manner consistent with the Master Plan. The term of the Second Floor Sublease will commence upon the occurrence of substantial completion of the Second Floor Shell Construction. See "Item 1. Business -- Material Agreements -- Second Floor Sublease."

     Under a lease (the "Railroad Lease") that expires in July 2023, JCC leases approximately 15 acres of land, including an unoccupied 15,000 square foot building. When the Casino opens for operation, the Company expects that this land will be used for parking for the Casino's employees and buses that service the Casino. Pursuant to a master lease that expires in February 2004, the Company also leases an aggregate of approximately 63,000 square feet of warehouse space where it stores gaming equipment and supplies to be used in the Casino.

     To secure present and future indebtedness under certain of the agreements the Company entered into in connection with the Plan of Reorganization, the Company's interest in the Amended Ground Lease, the 3CP Property, the Fulton Property, the Second Floor Sublease and the Railroad Lease described above are subject to mortgages granted to the Collateral Agent.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject to legal proceedings and claims which arise in the normal course of business. While the outcome of these matters cannot be predicted with certainty, management does not believe the outcome of any of these legal matters will materially and adversely affect the Company's business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of JCC Holding stockholders during JCC Holding's fourth fiscal quarter ended December 31, 1998.

ITEM 4(A).  EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information as of December 31, 1998 regarding the executive officers of JCC Holding.

     Frederick W. Burford, age 48, has served as the President of JCC Holding and JCC since April 1998 and President of JCC Development, CP Development and FP Development since September 1998. Mr. Burford was also the Secretary and Treasurer of JCC Holding from December 1997 until September 1998. Mr. Burford was a consultant to HET from May 1997 until October 1998 and served as Vice President of JCC Holding from December 1997 to April 1998. During August 1997, Mr. Burford served as President of TPI Enterprises, Inc., a restaurant holding company ("TPI"). From November 1991 until September 1997 Mr. Burford served as a director and the Executive Vice President and Chief Financial Officer of TPI. From March 1990 to October 1991 Mr. Burford served as the Vice President, Controller and Treasurer of The

Promus Companies, Inc., a gaming and hotel holding company, and from August 1977 until February 1990 Mr. Burford held various positions with the Holiday Corporation, a gaming and hotel holding company, including most recently, Vice President and Treasurer.

     L. Camille Fowler, age 44, has served as the Vice President -- Finance, Treasurer and Secretary of JCC Holding, JCC, JCC Development, CP Development and FP Development since September 1998. Ms. Fowler also served as Director of Finance of the Manager from April 1996 to November 1998, Vice President and Secretary of the Manager from January 1998 to November 1998, and Treasurer of the Manager from February 1998 to November 1998. From October 1993 until April 1996, Ms. Fowler served as the Director of Financial Reporting of the Manager.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

CLASS A COMMON STOCK PRICE

     JCC Holding's Class A Common Stock began trading on the American Stock Exchange under the symbol "JAZ" during the fourth quarter of fiscal 1998 on December 9, 1998. Prior to that time, JCC Holding's Class A Common Stock was not listed or traded on any organized market. Each share of JCC Holding's Class B Common Stock, which does not trade on any market and all of which are held by two entities, and each share of JCC Holding's Class A Common Stock, will automatically convert into one share of JCC Holding's Unclassified Common Stock on the Transition Date. The table set forth below provides, on a per share basis for the period indicated, the high and low sales prices of the Class A Common Stock as reported on the American Stock Exchange.

FISCAL 1998                                                     HIGH    LOW
-----------                                                     ----    ---
Fourth Quarter for the period from December 9, 1998 to
  December 31, 1998.........................................     $4     $3 3/8

HOLDERS

     As of March 25, 1999, there were approximately 557 record holders of the Class A Common Stock, and the Company estimates that there were approximately 1,800 beneficial owners of the Class A Common Stock. As of March 25, 1999, there were two beneficial owners and record holders of the Class B Common Stock.

DIVIDEND POLICY

     The Company has never paid any cash dividends on its Common Stock. JCC Holding does not intend to pay cash dividends on the Common Stock in the foreseeable future. Further, pursuant to the terms of the Credit Agreement, for as long as there are amounts outstanding thereunder no dividends will be paid. See "Item 1. Business -- Material Agreements -- Bank Loans." In addition, the terms of the Indentures prohibit payment of cash dividends unless certain conditions are met, including the condition that no dividend shall be paid unless JCC has paid the Maximum Contingent Payments with respect to the New Notes and the New Contingent Notes for certain periods of time. See "Item 1. Business -- Material Agreements -- New Notes and New Contingent Notes." The payment of cash dividends, if any, will be made only from assets legally available for that purpose, and will depend on JCC Holding's financial condition, results of operations, current and anticipated capital requirements, restrictions under then existing debt instruments and other factors deemed relevant by the board of directors of JCC Holding.

     Certain institutional investors may only invest in dividend-paying equity securities or may operate under other restrictions which prohibit or limit their ability to invest in the Class A Common Stock.

RECENT SALES OF UNREGISTERED SECURITIES

     Prior to the Effective Date, JCC Holding had not issued any securities within the past three years. Pursuant to the Plan of Reorganization, on October 30, 1998, (i) JCC Holding issued an aggregate of 10,000,000 shares of Common Stock, the HET Warrant, guarantees with respect to the New Notes, the New Contingent Notes and the Convertible Junior Subordinated Debentures, and guarantees of JCC Development's, CP Development's and FP Development's guarantees with respect to the New Notes and the New Contingent Notes, (ii) JCC issued the New Notes, the New Contingent Notes and the Convertible Junior Subordinated Debentures, and (iii) each of JCC Development, CP Development and FP Development issued guarantees with respect to the New Notes and the New Contingent Notes to the persons, in each case, in the amounts and on the terms summarized under "Item 1. Business -- Material Agreements -- New Notes and New Contingent Notes," "-- Convertible Junior Subordinated Debentures," "-- HET Warrant" and "-- Recent Reorganization," without registration under the Securities Act, or state or local law, in reliance on the exemptions provided for in Section 1145 of Title 11 of the Bankruptcy Code and Section 4(2) of the

Securities Act. All of the securities described above were issued without underwriters and no commissions were paid in connection therewith.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated statements of operations and balance sheet data of (i) JCC Holding for the two month period ended and as of December 31, 1998 and (ii) HJC for the fiscal years ended, and as of, December 31, 1994, 1995, 1996 and 1997 and for the ten month period ended October 30, 1998. Although JCC Holding was incorporated on August 20, 1996, prior to October 30, 1998, the Company had not (i) conducted any operations,
(ii) generated any revenues or (iii) issued any capital stock. Accordingly, separate financial information with respect to the Company prior to the two month period ended December 31, 1998 are omitted because the Company does not believe that such separate financial information is material. On October 30, 1998, JCC succeeded to all of the assets of HJC except the 3CP Property, and Fulton Property which vested in CP Development and FP Development, respectively, which are wholly owned subsidiaries of JCC Holding. Therefore, the following historical financial statements include financial information of HJC. The selected financial data for each of the four fiscal years ended and as of December 31, 1997 and for the ten-month period ended October 30, 1998 have been derived from HJC's audited financial statements. The selected financial data for the two month period ended and as of December 31, 1998 have been derived from the Company's audited financial statements. The selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

                                                                                            JCC HOLDING
                                                    HJC (PREDECESSOR)                       (SUCCESSOR)
                                ---------------------------------------------------------   ------------
                                                                              TEN MONTH      TWO MONTH
                                                                             PERIOD ENDED   PERIOD ENDED
                                     FISCAL YEARS ENDED DECEMBER 31,         OCTOBER 30,    DECEMBER 31,
                                ------------------------------------------   ------------   ------------
                                  1994       1995        1996       1997         1998           1998
                                --------   ---------   --------   --------   ------------   ------------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
RESULTS OF OPERATIONS:
Revenues......................  $    291   $  95,257   $  1,661   $  1,679     $     87       $    14
Extraordinary item............        --          --         --         --      267,706(a)         --
Net income (loss).............   (29,201)   (301,560)   (20,900)   (21,244)     169,993        (3,677)
Loss per share................       N/A         N/A        N/A        N/A          N/A         (0.37)

                                                                                              JCC
                                                                                            HOLDING
                                                          HJC (PREDECESSOR)               (SUCCESSOR)
                                              -----------------------------------------   -----------
                                                          FISCAL YEARS ENDED DECEMBER 31,
                                              -------------------------------------------------------
                                                1994       1995       1996       1997        1998
                                              --------   --------   --------   --------   -----------
                                                                  (IN THOUSANDS)
BALANCE SHEET:
Total assets................................  $665,391   $364,480   $359,469   $354,417    $343,131
Long-term debt..............................   510,000         --         --         --     185,519
Liabilities subject to compromise...........        --    519,360    523,483    523,468          --

---------------

(a) See Note 1 to HJC's financial statements included in "Item 8. Financial Statements and Supplementary Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with "Item 6. Selected Financial Data" and "Item 8. Financial Statements and Supplementary Data." This discussion contains forward-looking statements that involve uncertainties and risks, such as statements of the Company's plans, objectives, expectations and prospects. The Company's actual results could differ materially from those discussed herein as a result of certain factors, including but not limited to those discussed below in "-- Factors Affecting Future Performance" and elsewhere in this document.

OVERVIEW

     JCC Holding was incorporated under Delaware law on August 20, 1996 to succeed to all of the assets and liabilities of HJC, a general partnership, which filed for relief under the Bankruptcy Code on November 22, 1995. JCC Holding conducts business through its wholly-owned subsidiaries, JCC, JCC Development, CP Development and FP Development. On the Effective Date in accordance with the Plan of Reorganization, which was confirmed by the Bankruptcy Court on October 13, 1998, the Company became the successor to the operations of HJC.

     The following transactions, among others, were entered into on the Effective Date in connection with the Plan of Reorganization:

          - All of the assets of HJC vested in JCC, except for the 3CP Property and the Fulton Property, which vested in CP Development and FP Development, respectively.

          - HJC's exclusive right set forth in the Casino Operating Contract to operate a land-based casino in Orleans Parish, Louisiana revested in HJC, and the Casino Operating Contract was then amended and assigned to JCC in accordance with applicable State law and the agreement of the parties thereto. As a result, the Company, through JCC, has the exclusive right to operate a land-based casino in Orleans Parish, Louisiana.

          - HCCIC, a wholly-owned subsidiary of HET, (i) acquired 100% of the Class B Common Stock issued in consideration for, among other things, the $15 million New Equity Investment in JCC Holding and the conversion to equity and contribution to JCC Holding of $60 million in debtor-in-possession financing that had been provided to HJC by HET or its affiliates during the reorganization, and (ii) received the HET Warrant entitling it to purchase additional shares of Unclassified Common Stock such that, upon exercise of the HET Warrant in its entirety, HET and its subsidiaries would own 50.0% of the then outstanding shares of Common Stock, subject to certain adjustments. Also, under certain settlement agreements executed in connection with the Plan of Reorganization, HCCIC transferred from its acquired shares of Class B Common Stock (i) options to purchase 300,000 shares of Class B Common Stock to the shareholders of NOLDC, (ii) options to purchase 150,000 shares of Class B Common Stock to Bank One and (iii) its right to receive 350,000 shares of Class B Common Stock to the senior secured bondholders of Grand Palais. Because the senior secured bondholders of Grand Palais are not permitted to own shares of Class B Common Stock under JCC Holding's Restated Certificate of Incorporation, the 350,000 shares received by them automatically converted into shares of Class A Common Stock. Subsequent to the Effective Date, Bank One exercised its option and on November 13, 1998 HCCIC transferred 150,000 shares of its Class B Common Stock to Bank One. Accordingly, HET, through HCCIC, currently beneficially owns an aggregate of 4,302,623 shares of Class B Common Stock, or approximately 96.6% and approximately 43.0% of all the issued and outstanding shares of Class B Common Stock and Common Stock, respectively.

          - 3,710,115 shares of Class A Common Stock, or approximately 37.1% of the Common Stock issued on the Effective Date, were distributed on a pro rata basis to the Bondholders, and 1,487,262 shares of the Class A Common Stock, or approximately 14.9% of the Common Stock issued on the Effective Date, were issued to a disbursing agent for the benefit of Bondholders who consented to releases as provided in the Plan of Reorganization. This 1,487,262 shares of Class A Common Stock included HCCIC's right to receive on the Effective Date 200,000 shares of Common Stock under the Plan of Reorganization.

     Accordingly, on the Effective Date, the Bondholders received an aggregate of 5,197,377 shares of Class A Common Stock, or approximately 93.7% and approximately 52.0% of the issued and outstanding Class A Common Stock and Common Stock, respectively. In addition, each Bondholder received its pro rata share of (i) $187.5 million in aggregate principal amount of the New Notes, and (ii) the New Contingent Notes.

          - JCC issued approximately $27.3 million aggregate principal amount of the Convertible Junior Subordinated Debentures and entered into the $60 million A Term Loan, the $151.5 million B Term Loan, the $25 million Working Capital Facility and the $22.5 million Junior Subordinated Credit Facility.

          - JCC entered into the HET/JCC Agreement with HET and HOCI, pursuant to which HET and HOCI have agreed to provide a guaranty of the $100 million annual payment due to the State under the Amended and Renegotiated Casino Operating Contract for the benefit of the LGCB to assure payment of such minimum payment until March 31, 2004, subject to renewal or early termination in accordance with the terms of the HET/JCC Agreement.

FRESH-START REPORTING

     As of the Effective Date, the Company applied "fresh start" reporting, which included adjustments of approximately $75 million to certain noncurrent assets. As a result, the financial condition and results of operations of the Company after giving effect to the Plan of Reorganization and the transactions contemplated thereby are not comparable to the financial condition and results of operations of either the Company or HJC as of any dates and for any periods prior to the Effective Date. See "Item 8. Financial Statements and Supplementary Data."

DEVELOPMENT ACTIVITIES

     As redesigned pursuant to the Plan of Reorganization, the Casino will contain five themed areas named The Jazz Court, The Mardi Gras Court, The Smuggler's Court, The Court of the Mansion and The Court of Good Fortune. The remaining space will be used for additional gaming activities, a food service area, casino support facilities, and multi-function, special event and meeting-room space. The Jazz Court will have a raised domed ceiling and occupy the center of the Casino. Parking for approximately 400 cars and approximately 145,000 square feet of back-of-house and support areas will be provided underneath the main gaming floor. Across Poydras Street and connected to the Casino by the Poydras Tunnel Area will be a newly constructed parking facility which will contain approximately 1,550 parking spaces.

     The Initial Casino Facilities are scheduled to open and commence operations by October 30, 1999 and will include 100,000 square feet of gaming space, a 250-seat buffet, two parking garages, the Poydras Tunnel Area and approximately 12,000 square feet of multi-function, special event, food service and meeting-room space on the first floor of the premises. The Second Floor Shell Construction, scheduled to be completed substantially concurrently with the opening of the Initial Casino Facilities, will consist of approximately 130,000 square feet of multipurpose non-gaming entertainment space on the second floor of the premises constructed to the point at which the shell of the structure is complete. On October 30, 1998, instructions to proceed with resuming construction of the Casino were given to the Casino construction contractors and construction of the Casino has resumed.

LIQUIDITY AND CAPITAL RESOURCES

     The Company estimates that from the date HJC filed for bankruptcy, the total cost of completing the project was approximately $367.8 million. This amount included, among other things, hard costs of completing construction of the Casino, costs of obtaining gaming equipment and supplies, reorganization costs related to the bankruptcy, payments to unsecured creditors and cure payments in connection with the assumption of certain contracts. Approximately $82.3 million of this amount was expended and paid prior to the consummation of the Plan of Reorganization for hard construction costs to enclose the Casino, administrative costs related to the reorganization process and various obligations under HJC's agreements with the City. As of December 31, 1998, the remaining costs of completing the project were approximately $189 million, including $101.9 million in hard construction costs and $87.1 for gaming equipment and supplies and other pre-opening costs. The above estimate of total construction and other costs does not include costs associated with the build-out of non-gaming tenant improvements on the second floor of the Casino beyond the Second Floor Shell Construction and the development of the 3CP Property and Fulton Property. The Company has not obtained financing to fund this build-out or the development of the 3CP Property and Fulton Property, and the Company cannot assure that it will obtain such financing. Without financing, the Company will be unable to effect this build-out and development.

     The funds necessary to complete the development and construction of the Casino (including the installation of certain gaming equipment and other furniture, fixtures and equipment, but excluding the build-out of the non-gaming improvements on the second floor of the Casino beyond the Second Floor Shell Construction and the development of the 3CP Property and Fulton Property) and fund the Company's working capital needs during this time are expected to be derived from a combination of the $15 million New Equity Investment from HCCIC, the $211.5 million Term Loans, the $22.5 million Junior Subordinated Credit Facility and the issuance of approximately $27.3 million of Convertible Junior Subordinated Debentures. In addition, JCC has up to $25 million of borrowing availability under the Working Capital Facility. However, subject to certain exceptions, JCC must repay any amounts outstanding under the Working Capital Facility on the Termination of Construction Date. The $10 million Tranche A-1, the $30 million Tranche A-3, the $30 million Tranche B-1 and the $27.3 million in Convertible Junior Subordinated Debentures were fully funded on the Effective Date. The $22.5 million Junior Subordinated Credit Facility will be funded prior to Tranche B-2, however any portion of the Junior Subordinated Credit Facility which is not used for construction related costs will be applied to repay amounts outstanding under Tranche A-1 and Tranche A-2. The $121.5 million Tranche B-2 and the $20 million Tranche A-2 will be funded as required for the construction of the Casino with Tranche B-2 to be drawn prior to Tranche A-2. If any amount of Tranche B-2 remains undrawn upon completion of the construction of the Casino, it will be drawn to pay down Tranche A-1. The Company anticipates that during April 1999, JCC will draw the remaining amounts available under the Junior Subordinated Credit Facility after which JCC will begin borrowing under Tranche B-2. In addition, on the Effective Date, the Completion Guarantors entered into the Completion Guarantees with respect to the completion of the Casino and the payment of project costs owing prior to such completion.

     After the opening of the Initial Casino Facilities, JCC expects that its working capital needs will be funded by a combination of up to $25 million of borrowing availability under the Working Capital Facility and any operating cash flows remaining after application of the excess cash flow sweep required by the Credit Agreement. The Completion Guarantors have agreed to ensure that, upon the completion of the Casino Construction, JCC will have $5.0 million in cash and up to $25 million under the Working Capital Facility.

     The Company expects that the capital expenditures necessary to operate the Casino after the Opening Date will be funded by a capital replacement fund JCC is required to establish pursuant to the Amended Ground Lease, the Amended Management Agreement and the Amended and Renegotiated Casino Operating Contract. JCC will be required to fund monthly payments into the capital replacement fund in an aggregate amount equal to $3 million for the first 12 months following the Opening Date, $4 million for the second 12 months following the Opening Date, $5 million for the third 12 months following the Opening Date, and 2% of the gross revenues of the Casino for each fiscal month thereafter.

     Funds provided by a combination of these sources are expected to be sufficient to satisfy the Company's financial obligations during the next 12 months, including developing and commencing operations at the Casino up through the opening of the Initial Casino Facilities and completing the Second Floor Shell Construction, assuming no delays or construction cost overruns. In the event that the Company's sources of working capital are not sufficient to fund the Company's working capital and other liquidity needs, under certain circumstances JCC may (i) defer amortization payments under the Term Loans, (ii) pay Fixed Interest on the New Notes in kind (thus deferring cash interest payments) and (iii) defer Base Fees and Incentive Fees payable under the Management Agreement. The Company cannot assure that additional financing, if needed, will be available to JCC, or that, if available, the financing will be on terms favorable to the Company. In addition, the Company cannot assure that JCC's estimate of its reasonably anticipated liquidity needs is accurate or that new business developments or other unforeseen events will not occur resulting in the need to raise additional funds.

RESULTS OF OPERATIONS

     On May 1, 1995, HJC opened the Basin Street Casino in the New Orleans Municipal Auditorium. The Basin Street Casino, when first opened, had approximately 76,000 square feet of gaming space with 3,046 slot machines and approximately 85 table games. The Basin Street Casino was open 24-hours a day, seven days a week, except for approximately 65 hours from May 9 to May 11, 1995, when HJC was forced to close the Basin Street Casino due to a flood in the New Orleans area.

     HJC had originally projected that the Basin Street Casino would have gross gaming revenues of approximately $395 million per year, which would result in an average of approximately $33 million a month. Instead, gross gaming revenues from the Basin Street Casino averaged approximately $13 million per month for the months of May through October 1995 and HJC suffered net losses totaling approximately $81 million during this period. In an attempt to reduce such losses, in August 1995 HJC reduced the Basin Street Casino's (i) workforce, (ii) gaming space and (iii) number of slot machines. Gross gaming revenues were not adversely affected by these changes. Operating results did not improve, however, and HJC continued to post net losses.

     The Company believes that the Basin Street Casino's results were principally impacted by the location of the Basin Street Casino (which, unlike the Rivergate site, is outside the traditional area of entertainment activity and tourist visitation in New Orleans), the competition from the established Mississippi Gulf Coast gaming marketplace and a slower than usual summer tourist season in New Orleans. The Company also believes that the Basin Street Casino's gaming revenues were adversely affected by the availability of dockside riverboat gaming in Louisiana. The Company believes that such riverboats, when permitted to remain moored to their docks and allow continuous ingress and egress of customers, provided enhanced and direct competition with the Basin Street Casino as land-based casinos. Competition from the established Mississippi Gulf Coast gaming marketplace and the availability of dockside riverboat gaming in Louisiana are material known trends or uncertainties which could have an impact upon the performance of the Casino. See "-- Factors Affecting Future Performance -- The Gaming Industry is Highly Competitive" and "-- JCC May Have No Recourse if Additional Land-Based Casinos or Dockside Riverboat Gaming is Permitted."

     On November 22, 1995, HJC and Finance Corp., its wholly-owned subsidiary, filed for reorganization under Chapter 11 of the Bankruptcy Code, ceased operation of the Basin Street Casino and suspended construction of the casino at the Rivergate site. Prior to the Effective Date, HJC's activities consisted of administering the bankruptcy case, preparing the Plan of Reorganization and related Disclosure Statement, negotiating with interested parties with respect to the Plan of Reorganization, and related issues. HJC's primary source of operating funds was debtor-in-possession financing provided by HET and its affiliates and its largest expenses were general and administrative expenses and reorganization costs.

     Prior to consummation of the Plan of Reorganization, the Company had not
(i) conducted any operations, (ii) generated any revenues or (iii) issued any capital stock. During the two-month period ended December 31, 1998, the Company's activities consisted primarily of administering the re-commencement of construction of the Casino preparing for opening the Casino in October 1999. Because the Casino is not expected to be open for operation until October 1999, the Company's revenues of approximately $14,000 during the two-month period ended December 31, 1998 were generated primarily from the rental income generated from a parking lot located on the 3CP Property. During this period, the Company also incurred general and administrative expenses of approximately $3.8 million, consisting primarily of salaries and wages, legal and professional fees and property taxes. The legal and professional fees were primarily incurred in connection with the consummation of the transactions contemplated by the Plan of Reorganization and the Company's commencement of development operations. Also during the two-month period ended December 31, 1998, the Company incurred depreciation and amortization expenses of approximately $233,000. In addition, the Company capitalized approximately $3.5 million of interest expense incurred on outstanding indebtedness and generated approximately $310,000 of interest income on amounts funded in connection with the Plan of Reorganization which had not been spent during this two-month period.

YEAR 2000 ISSUE

     The "Year 2000 issue" is the result of potential problems with computer systems or any equipment with computer chips that use dates that have been stored as two digits rather than four (e.g., "98" for 1998). On January 1, 2000, any clock or date recording mechanism, including date sensitive software, which uses only two digits to represent the year may recognize a date using "00" as the year 1900 rather than the year 2000. If not corrected, this could result in system failures or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, or perform similar tasks, as well as an interruption of the Company's gaming operations.

     The Company's Readiness Status. Following the consummation of the transactions contemplated by the Plan of Reorganization, the Company commenced development operations. Accordingly, the Company has not yet fully evaluated its state of readiness with respect to Year 2000 issues, the costs that may be incurred to address any Year 2000 issues which may arise or the effect on the Company of any such Year 2000 issues.

     The Company operates principally through JCC's construction and operation of the Casino. Under the terms of the Amended Management Agreement, the Manager has the sole and exclusive right to manage and operate the Casino. In connection with its management of the Casino, JCC and the Manager entered into an agreement pursuant to which the Manager is required to prepare and deliver to JCC Holding reports ("Year 2000 Reports") regarding certain Year 2000 issues relating to the operation of computer systems at the Casino, including, imbedded chips of any nature, security systems, electrical systems, gaming equipment and heating, ventilation and air conditioning systems. The Year 2000 Reports are required to be delivered quarterly with a final report to be delivered no later than ten days prior to the Opening Date, and are required to outline (i) the procedures implemented by the Manager to assess whether any Year 2000 issues affect or are reasonably likely to affect Casino operations, including the identity of any independent consulting firm engaged by the Manager to evaluate Year 2000 issues,
(ii) the extent to which any Year 2000 issues are reasonably likely to exist and/or have been identified by the Manager, together with a summary of any written reports prepared and (iii) the remedial measures taken or proposed to be taken by the Manager. The Company anticipates that it will rely primarily on the Year 2000 Reports to evaluate the Casino's, JCC's and JCC Holding's Year 2000 state of readiness. JCC received the first Year 2000 Report on January 29, 1999 in which the Manager identified the critical business systems and leased proprietary systems that it has evaluated, or is in the process of evaluating, to determine such systems' Year 2000 readiness. The Manager has reported which of these systems are ready, which are not ready, and for which systems it is still evaluating Year 2000 readiness. The Manager has also identified the measures that it will take, or has taken, to remedy systems that are not Year 2000 ready including, upgrades, replacement and renovation.

     The Company and the Manager have also sought to identify those third parties on which the Company's operations rely. This includes the contractors who the Company has retained to complete the Casino construction (including sub-contractors), and HET and its affiliates (from whom gaming equipment and other systems have been and will be acquired), the Manager, financial institutions that have provided financing and other services to the Company, utility providers, and other suppliers. The Company and the Manager are gathering written materials published by such third parties or are otherwise communicating directly with such third parties in order to determine their Year 2000 readiness and the readiness of the products or services they supply to the Company. While the Company and the Manager have collected many responses and other materials from such third parties regarding Year 2000 readiness, the process is ongoing and is expected to continue up to and through the date when the Casino opens for operations. The Company is not certain that the Year 2000 issue will be properly and timely resolved with respect to all of these third parties and, if not resolved by any such third party, this could materially and adversely affect the Company's business, financial condition and results of operations.

     Costs to Address the Year 2000 Issue. As of December 31, 1998, the Company had not incurred any costs to address the Year 2000 issue in addition to the amounts previously budgeted for equipping and constructing the Casino. In its initial Year 2000 Report, the Manager indicated that it had not identified any Year 2000 issues that will result in cost increases over its current budget for equipping the Casino. However, because this assessment is not complete, the Manager reported that Year 2000 issues may arise that could result in additional expenditures by the Company, including expenditures that may exceed the Manager's budget for equipping the Casino. Accordingly, because neither the Company nor the Manager has fully evaluated the Company's state of readiness with respect to the Year 2000 issue, the Company cannot currently estimate the costs that may be incurred to address or remedy any such Year 2000 issues. In addition, if the costs of addressing or remedying the Company's Year 2000 issues or problems resulting from Year 2000 issues of others prove to be significant, it may materially and adversely affect the Company's business, financial condition and results of operations.

     Risks. When open to the public, the Casino is expected to be heavily dependent on the Manager, as well as financial institutions and the constant availability of utilities. As a result, the Company currently believes that the most reasonably likely worst case Year 2000 scenario would involve the Manager's inability to operate the Casino, the inability of financial institutions to supply the Casino funds and services, or the temporary interruption of electric power, telephone or other utility supplied to the Casino due to a failure of the Manager, a financial institution, or a utility supplier to be Year 2000 compliant. In addition, if the Company and/or its significant suppliers fail to timely address and correct material Year 2000 issues, or if corrections made by such suppliers to address Year 2000 issues are incompatible with the Company's systems, the Year 2000 issue could materially and adversely affect the Company's business, financial condition and results of operations.

     Contingency Plans. The Company has not yet established a contingency plan to address the most reasonably likely worst case scenarios described above. Because the Company and the Manager have not completed the testing of those internal systems which are available for testing or which it can test feasibly and practically, and since the Company and the Manager are still in the process of choosing suppliers as well as collecting responses regarding Year 2000 readiness from existing suppliers, the Company has not fully assessed its potential Year 2000 exposure. Accordingly, the Company has not yet developed specific Year 2000 contingency plans. The Company expects that it will develop these plans as it installs computer hardware and software in the Casino and negotiates contracts with its remaining significant suppliers.

INFLATION

     To date, the Company believes inflation has not had a material impact on the Company's operations.

RECENTLY ISSUED PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued a new statement, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), effective for the fiscal years beginning after June 15, 1999. SFAS 133 requires, among other things, that derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives may, depending on the circumstances, be recognized in earnings or deferred as a component of stockholders' equity until a hedged transaction occurs. The Company does not believe the adoption of SFAS 133 will have a significant impact on its financial position or results of operation.

                      FACTORS AFFECTING FUTURE PERFORMANCE

GAMING LAWS AND REGULATIONS COULD ADVERSELY AFFECT THE COMPANY'S OPERATIONS

     Future state legislation could adversely affect the Company's operations. The Company cannot assure that the Louisiana state legislature will not enact legislation that imposes obligations, restrictions or costs that could interfere with JCC's casino operations, cause JCC to violate agreements to which it is a party or otherwise materially and adversely affect the Company. Because legalized gaming is a relatively new industry in Louisiana, over the past few years the Louisiana state legislature has given a significant amount of attention to gaming related bills, many of which could impact the Casino. For example, at various times, bills have been introduced to:

     - constitutionally and/or legislatively repeal all forms of gaming (including gaming at the Casino);
     - increase taxes on casinos;
     - limit credit that may be extended by casinos; and
     - limit days and hours of casino operations.

     In addition, in the spring of 1996, the State legislature passed legislation that called for a parish-by-parish referendum to decide, on an item-by-item basis, whether riverboat gaming, video poker gaming and, in Orleans Parish, a land-based casino should be permitted to operate in the parish. This law purported to eliminate land-based casino gaming in Orleans Parish if voters in that parish voted to prohibit the operation of land-based casino gaming in that parish. On November 5, 1996, voters in Orleans Parish elected to permit land-based casino gaming, riverboat gaming and video poker gaming in Orleans Parish. Although these voters decided to permit land-based casino gaming in that parish, the law providing for the parish-by-parish referendum materially and adversely affected HJC even prior to the vote in Orleans Parish by impairing HJC's ability to obtain financing for the Plan of Reorganization and by increasing costs related to the Plan of Reorganization. If similar legislation is enacted in the future, it could lead to the Casino's gaming operations being suspended or permanently prohibited.

     The Amended and Renegotiated Casino Operating Contract was negotiated based on the current terms of the Gaming Act. The Company cannot assure that Louisiana will not amend or repeal the Gaming Act. Bills and resolutions to repeal the authorization for a land-based casino or to instruct or urge the LGCB not to execute the Amended and Renegotiated Casino Operating Contract were introduced in the State House of Representatives and the State Senate during 1998. Although none of these bills and resolutions relating to the Casino have been enacted, the Company cannot assure that the State will not subsequently enact new legislation that modifies or revokes JCC's right to conduct gaming activities or otherwise materially and adversely affects the Company's business and operations. For example, the State could increase competition by authorizing additional riverboats or other forms of gaming or it could authorize dockside gaming or other land-based casinos in Orleans Parish or elsewhere in the State. In 1997, the State legislature authorized the use of slot machines at race tracks in three parishes in the State (but not Orleans Parish) subject to a referendum in each of these three parishes to approve the use of slot machines. Two parishes approved the use of slot machines at race tracks, but the State legislature's authorization remains subject to further legislative action on fees and taxes to be imposed on such slot machines. Legislation to impose such fees and taxes was introduced in the State legislature's 1998 fiscal session, but failed to receive legislative approval. The State legislature will likely consider this issue again. If slot machines are ultimately permitted at these race tracks, they could negatively impact JCC by increasing competition. For a detailed description of the risks associated with the competition that the Company faces, see "-- The Gaming Industry is Highly Competitive -- The Casino will compete locally with other forms of legal wagering."

     Two additional bills are also currently being considered by the State legislature. If passed, the first bill would repeal the Gaming Act in its entirety and the second would amend the Gaming Act to broaden the food service restrictions applicable to the Casino and all parts of any connecting structure or building. The Company cannot assure that it will be successful in preventing these legislative changes or that the Company will be able to recover any losses it suffers if these legislative changes are enacted. The repeal of the Gaming Act would materially and adversely affect the Company's business, financial condition and results of operations. In addition, other legislative changes, such as broadened food service restrictions, and the introduction of new legislation could materially and adversely affect the Company's business, financial condition and results of operations. For a detailed description of certain risks associated with legislative restrictions on JCC's operation of the Casino, see "-- The Casino is Subject to Limits on Providing Lodging, Food Services, Entertainment and Retail Operations That Could Impact Its Ability to Operate Profitably."

     The interpretation of current regulations and the Gaming Act could adversely affect the Company's operations. In May 1996, the State legislature enacted a bill that, among other things, transferred regulatory authority over the Casino from the LEDGC to the LGCB and provided that the LGCB would have the assistance of the State Police. Although the existing Rules and Regulations promulgated by the LEDGC remain in force and effect at this time, the LGCB is empowered to repeal these Rules and Regulations and to promulgate its own Rules and Regulations. This law also authorizes the State Police to, among other things, conduct investigations and audits of gaming license applicants and assist the LGCB in determining compliance with gaming laws and regulations. The Company and the Manager have little operational or other experience with the LGCB or the State Police and the regulatory framework established by the State legislature in 1996. JCC has been advised that the LGCB intends to promulgate a number of its own Rules and Regulations. The LGCB's or the State Police's interpretation and implementation of the Gaming Act, the adoption of new Rules and Regulations, or the repeal of existing Rules and Regulations could impose additional obligations, restrictions or costs that could interfere with JCC's casino operations, cause JCC to violate agreements to which it is a party or otherwise materially and adversely affect the Company. For a more detailed description of the LGCB, see "Item 1. Business -- Regulation -- Louisiana Gaming Act -- LGCB."

     The interpretation of certain provisions of the Gaming Act and the authority of the LGCB under the Gaming Act has also been the subject of multiple lawsuits which delayed consummation of the Plan of Reorganization and increased costs related to the Plan of Reorganization. If additional lawsuits are brought in the future, it could materially and adversely affect the Company's business, financial condition and results of operations, including its ability to open the Casino. The Gaming Act provides that the LGCB has the right, but is not required, to set aside or renegotiate the provisions of a casino operating contract if the casino operator is voluntarily or involuntarily placed in bankruptcy, receivership, conservatorship or a similar proceeding or status. In the spring of 1996, the State legislature enacted a law under the Gaming Act that purports to authorize the Governor, subject to legislative approval, or the State legislature to set aside or order renegotiation or revocation of a casino operating contract when the casino operator is either voluntarily or involuntarily placed in bankruptcy, receivership, conservatorship or a similar proceeding or status. These provisions of the Gaming Act were the subject of a substantial amount of litigation culminating in a ruling by the Louisiana Supreme Court that the LGCB has the independent authority to renegotiate and execute the casino operating contract without seeking gubernatorial or legislative approval. However, the Louisiana Supreme Court reversed certain lower courts' decisions that purported to interpret the law to grant the State legislature the power to set aside or order the LGCB to renegotiate the provisions of the casino operating contract of a casino operator in bankruptcy on the basis that such decisions were impermissible advisory opinions. The Louisiana Supreme Court's decision has since become final and non-appealable. Because the Louisiana Supreme Court reversed such decisions as impermissible advisory opinions, the State legislature's power to set aside or order the LGCB to renegotiate the provisions of a casino operating contract of a casino operator in bankruptcy has not been judicially determined. The Company could be materially and adversely affected if the State legislature is determined to have and/or attempts to exercise such power. Additional litigation challenging the authority of the LGCB and its actions could materially and adversely affect the Company's business, financial condition and results of operations.

     JCC and certain of its affiliates must be found suitable under State law. JCC is not permitted to operate the Casino unless and until certain persons are found suitable by the LGCB. These persons include (1) JCC, (2) JCC Holding, (3) HET, (4) the Manager and (5) certain members, officers and directors of these companies.

     In addition, before appointing additional officers and directors of JCC, JCC Holding or the Manager, the LGGB must find these persons to be suitable. The Company cannot assure that future candidates proposed to serve as officers and directors of JCC, JCC Holding or the Manager will be found suitable on a timely basis. If all required suitability findings are not received on a timely basis, it could materially and adversely affect the Company's business, financial condition and results of operations. Once found suitable, entities that are required to be suitable have an ongoing obligation to maintain their suitability throughout the term of the Amended and Renegotiated Casino Operating Contract. If these entities and persons fail to maintain their suitability, JCC or the Manager may be found unsuitable. JCC's and the Manager's suitability also may be adversely affected by persons associated with them and their respective affiliates, over whom JCC and the Manager have no control. If JCC or the Manager is found unsuitable and, as a consequence, the Amended and Renegotiated Casino Operating Contract is revoked, it would materially and adversely affect the Company's business, financial condition and results of operations. For a more detailed description of these suitability requirements, see "Item 1.
Business -- Regulation -- Louisiana Gaming Act" and "-- Material
Agreements -- Amended and Renegotiated Casino Operating Contract."

     The Gaming Act, the Rules and Regulations, and the Amended and Renegotiated Casino Operating Contract also impose certain suitability requirements on the holders of Notes, Convertible Junior Subordinated Debentures and holders of equity in JCC and its affiliates, including JCC Holding. If any holder of Notes, Convertible Junior Subordinated Debentures or Common Stock is required to be suitable and fails to be suitable, the holder may be required to sell or otherwise divest such securities at substantially below-market prices. For a description of these requirements, see "-- Holders of Common Stock, Notes or Convertible Junior Subordinated Debentures May be Required to Divest These Securities at Unfavorable Times or Costs" and "Item 1.
Business -- Regulation -- Louisiana Gaming Act."

     The Casino could be the subject of regulatory enforcement actions. The LGCB is empowered to sanction JCC and all persons that hold permits, licenses or are required to be found suitable by the LGCB for violations of the Gaming Act and the Rules and Regulations. If JCC, JCC's employees, JCC Holding or the Manager fail to comply with the Gaming Act, the Rules and Regulations or regulatory requirements in the Amended and Renegotiated Casino Operating Contract, it could materially and adversely affect the Company. For example, the Company could be subject to fines, suspension of its rights granted by the Amended and Renegotiated Casino Operating Contract and, under certain circumstances, revocation or termination of the Amended and Renegotiated Casino Operating Contract. For a more detailed description of these matters, see "Item
1. Business -- Regulation -- Louisiana Gaming Act" and "-- Material
Agreements -- Amended and Renegotiated Casino Operating Contract."

     The Casino's employees and vendors may not be able to obtain licenses and permits. The Casino's employees are required to obtain certain licenses and permits from the LGCB and the State Police before they may commence employment at the Casino. In addition, certain of the Casino's manufacturers, distributors and suppliers of gaming devices, junkets, goods or services to the Casino, as well as any person furnishing JCC services or property in exchange for payments based on earnings, profits or receipts from gaming operations, and other persons required by the LGCB may be required to obtain a license or permit from the LGCB or the State Police in order to conduct business with JCC. This licensing and permitting typically requires the submission of an application, the payment of fees and investigation by the regulatory authorities. If these persons fail to obtain on a timely basis the required licenses and/or permits, it could materially and adversely affect the Company's ability to open and/or operate the Casino. For a more detailed description of these licensing and permitting matters, see "Item 1. Business -- Regulation -- Louisiana Gaming Act."

     The Company may not be able to enforce its contractual rights against the State. Under the Amended and Renegotiated Casino Operating Contract, JCC is entitled to bring an action to compel specific performance or any other remedy permitted or provided by law if the LGCB breaches the contract and fails to cure the breach. In the spring of 1996, however, the State legislature enacted a bill that purports to amend the Gaming Act to provide the State and all of its subdivisions (including the LGCB) with immunity from suit and liability for any action or failure to act on the part of the State or any of its political subdivisions (including the LGCB). The Company cannot assure that in the event JCC seeks to enforce its rights under the Amended and Renegotiated Casino Operating Contact, that a court would allow the suit to proceed. If the LGCB fails to comply with the Amended and Renegotiated Casino Operating Contract, it could materially and adversely affect the Company's business, financial condition and results of operations. This adverse affect would be exacerbated if a court applied the immunity statute and precluded JCC from seeking recourse in a judicial forum. For a more detailed description of these matters, see "Item 1. Business -- Material Agreements -- Amended and Renegotiated Casino Operating Contract" and "-- Regulation -- Louisiana Gaming Act."

     The Casino's operations could be subject to future federal legislation. In August 1996, the U.S. Congress created the National Gambling Impact and Policy Commission to study the economic and social impact of gaming on American society and report its findings to Congress and the President. The National Gambling Impact and Policy Commission is required to issue a report containing its findings and conclusions, together with recommendations of the Commission for legislation and administrative actions, by June 1999. Any recommendations which may be made by the Commission could result in the enactment of new laws or the adoption of new regulations which could adversely impact the gaming industry in general and the Company in particular. The Company is unable at this time to determine what recommendations, if any, the National Gambling Impact and Policy Commission will make, or the ultimate disposition of any recommendations the Commission may make.

THE POLITICAL ENVIRONMENT IN LOUISIANA COULD ADVERSELY AFFECT THE COMPANY'S ABILITY TO DEVELOP, CONSTRUCT AND OPERATE THE CASINO

     Louisiana state and local politics have affected, and will continue to affect, the Casino's development and construction and may affect the Casino's operation. There is considerable opposition to gaming among a segment of the population in Louisiana. The enactment and implementation of gaming legislation in Louisiana and the Casino's development have been the subject of lawsuits, claims and delays brought about by various anti-gaming and preservationist groups and competitors of the Casino. Although these lawsuits and claims have all been settled or dismissed, these lawsuits and claims, together with contract negotiations with State and City governmental entities, have significantly delayed the Casino's development. Additional lawsuits and the uncertain political environment may result in further delays, all of which could materially and adversely affect the Company's business, financial condition and results of operations.

     The State and City have used the additional governmental approvals that JCC is required to be obtain to develop, construct and open the Casino as an opportunity to request additional funds and other obligations from JCC, and they may continue to do so. This could create funding shortfalls and/or delay the Casino's development and opening. For example, the Casino may in the future be subject to an amusement tax on wagers made at the Casino. If the State and the City governments seek to raise additional funds from, or impose additional obligations on, JCC or the Casino through such measures as an amusement tax, it could materially and adversely affect the Company's business, financial condition and results of operations. For a more detailed description of the State amusement tax, see "-- The Company May Not be Able to Satisfy Certain of Its Obligations if the Casino is Subject to Additional Taxes."

     The Company may also be adversely affected by investigations or disputes which may only tangentially relate to the construction or operation of the Casino but which cause those who are opposed to the Casino in particular, or gaming in general, to increase their opposition. For example, on August 8, 1997, HJC was served with a subpoena by the Committee on Rules and Administration of the United States Senate which was investigating the contest of the election of Mary Landrieu to the United States Senate and the role, if any, that gaming interests may have played in her election. HJC complied with the subpoena and HJC representatives testified before the Committee during September 1997. Although the Committee has completed its investigation into the contested election, it has not yet issued a report. The Company cannot presently assess the degree to which this investigation had or may have an impact on the Company.

JCC MAY NOT BE ABLE TO RENEW ITS MINIMUM PAYMENT GUARANTY

     JCC is required to pay at least $100 million per year to the State under the Casino Operating Contract and to obtain a guarantee of this $100 million payment obligation. On October 30, 1998 HET and HOCI agreed to guarantee this $100 million payment until March 31, 2004, but not for the entire term of the Amended and Renegotiated Casino Operating Contract. After March 31, 2004, HET and HOCI have stated that at their sole discretion, they may decide not to renew the guarantee. In making this decision, HET and

HOCI have stated that they will consider only their own interests and will not consider the interests of any other person, including the Company. In addition, HET and HOCI may terminate their guarantee prior to March 31, 2004 under certain conditions outlined in their agreement with JCC. For example, their guarantee may terminate after April 1, 2000 and prior to March 31, 2004, if:

     - JCC has declared bankruptcy;
     - the Casino stops operating;
     - JCC fails to pay certain guarantee fees;
     - JCC does not make the required $100 million minimum payment to the State;
     - JCC fails to meet certain EBITDA targets;
     - HET or its affiliates are found unsuitable under the applicable gaming laws;
     - the Manager is removed as the manager of the Casino;
     - the Amended and Renegotiated Casino Operating Contract is terminated;
     - JCC breaches certain covenants under the HET/JCC Agreement; or
     - an Excusable Temporary Cessation of Operations occurs and is continuing.

     For a more detailed description of this guarantee and the circumstances under which this guarantee may terminate, see "Item 1. Business -- Material Agreements -- Amended and Renegotiated Casino Operating Contract" and
"-- HET/JCC Agreement."

     On March 31, 2004, or at any earlier time that HET and HOCI terminate the $100 million minimum payment guarantee to the State, JCC must find a substitute guarantor to provide a minimum payment guaranty. If JCC cannot locate a substitute guarantor on satisfactory terms, it would materially and adversely affect the Company because the Amended and Renegotiated Casino Operating Contract would terminate (with no cure period) and the Casino would have to close.

THE CASINO MAY NOT BE PROFITABLE

     The Company cannot predict the number of visitors to the Casino, their propensity to wager or the success of land based gaming in New Orleans, a market that has never supported significant land based gaming operations. For example, in connection with the Initial Financing, HJC projected that revenues for the 12 months that the Basin Street Casino was scheduled to operate would be approximately $395 million, or an average of approximately $33 million per month, and that revenues for the first 12 months of operations of HJC's casino at the Rivergate site would be approximately $618 million. The actual results of the Basin Street Casino, however, proved to be significantly less than HJC's projections for the Basin Street Casino. Gross revenues for the Basin Street Casino's six full months of operations averaged approximately $13 million per month and, for those six months, the Basin Street Casino had significant negative operating cash flows, and net losses in every month, averaging approximately $13.5 million per month. In addition, JCC has no operating history and has never been involved in constructing or operating a casino. Further, the Casino will not have associated hotel or full-service food operations. Neither JCC Holding's board of directors nor certain of the Manager's officers have experience operating a land-based casino of the Casino's size without associated hotel and full-service food operations. As a result, JCC may never be able to operate the Casino in a profitable manner or generate positive net earnings. The Company expects that it will sustain substantial net losses in the first two years of operation of the Casino. For the ten-month period ended October 30, 1998, HJC experienced losses before extraordinary items of $97.7 million and for the two-month period ended December 31, 1998, the Company experienced losses of $3.7 million. These losses could be even greater if the Casino's construction cannot be completed in accordance with the Company's construction schedule and budget. For a description of certain other factors that could affect the Casino's profitability, see "-- After the Termination of Construction Date the Company May Not Have Sufficient Working Capital to Fund the Casino's Operations," "-- The Casino is Subject to Limits on Providing Lodging, Food Services, Entertainment and Retail Operations That Could Impact Its Ability to Operate Profitably," "-- The Gaming Industry is Highly Competitive" and "-- The Company May Not be Able to Service its Significant Debt and Other Payment Obligations."

THE COMPANY MAY NOT BE ABLE TO SERVICE ITS SIGNIFICANT DEBT AND OTHER PAYMENT OBLIGATIONS

     The Company incurred significant debt in connection with the transactions described in the Recent Reorganization summary under the heading, "Item 1. Business -- The Company" and, as a result, has significant debt service obligations. As of December 31, 1998, JCC's total long-term indebtedness was approximately $284.8 million and its debt to equity ratio was 2.7 to 1. For a more detailed description of the agreements governing the Company's indebtedness, see "Item 1. Business -- Material Agreements -- Bank Loans,"
"-- New Notes and New Contingent Notes," "-- Convertible Junior Subordinated Debentures" and "-- Amended Completion Loan Agreement."

     When the Casino opens, JCC will also have payment obligations to the RDC and the LGCB. Under the Amended and Renegotiated Casino Operating Contract, each year JCC must pay the LGCB at least $100 million. This amount may be increased, but not decreased, based upon JCC's gross gaming revenues. In addition, under the Amended Ground Lease, each year JCC must pay the RDC (1) at least $12.5 million plus (2) up to $3.25 million of other general annual payments plus (3) certain one-time payments during the first two years after the Casino opens. JCC also must make significant payments into a marketing fund and a capital replacement fund for refurbishments to the Casino. For a more detailed description of the terms of the Amended Ground Lease, see "Item 1.
Business -- Material Agreements -- Amended Ground Lease."

     JCC's substantial indebtedness and significant payment obligations could materially and adversely affect the Company's business, financial condition and results of operations. Its indebtedness and payment obligations could:

          - make it more difficult for the Company to satisfy its debt and other payment obligations;
          - increase the Company's vulnerability to general adverse economic and industry conditions;
          - limit the Company's ability to obtain additional financing on satisfactory terms and to otherwise fund its future working capital, capital expenditures and other general corporate requirements;
          - require the Company to dedicate all or a substantial portion of any cash flow its operations may generate to payments on indebtedness and payments of other obligations, thereby reducing the availability of this cash flow to fund its working capital, capital expenditures and other general corporate purposes;
          - limit the Company's flexibility in planning for, or reacting to, changes in its business and the gaming industry;
          - place the Company at a competitive disadvantage compared to competitors that have less debt; and
          - result in an event of default under one or more of the Company's agreements which could materially and adversely affect the Company's business, financial condition and results of operations.

     The Casino may not achieve the level of gaming activity and operating cash flow necessary to satisfy the Company's obligations described above. In addition, the Company's future operating results are subject to significant business, economic, regulatory, political and competitive uncertainties and contingencies, many of which are outside the Company's control. If the Company's operating cash flow is not sufficient to cover its expenses, including its obligations to make payments on indebtedness (such as principal and interest) and the other payments described above, as well as the expenses incident to operating its business, the Company may be forced to reduce or delay planned capital expenditures, sell assets, restructure debt or issue additional equity to meet principal repayment and other obligations in later years. The Company cannot assure that any of these remedies would be satisfactory or could be effected on satisfactory terms, or at all, because of, among other things, the special purpose nature of the Casino and the significant government regulation to which the Company is subject. Alternative financings could further impair the Casino's competitive position and reduce its cash flow.

THE COMPANY MAY BE ABLE TO INCUR SUBSTANTIALLY MORE DEBT, WHICH COULD INCREASE THE RISKS DESCRIBED ABOVE

     The Company may be able to incur substantial indebtedness in the future. Through the opening of the Casino, the Company anticipates that JCC will borrow $22.5 million under its Junior Subordinated Credit Facility and an additional $141.5 million under the Term Loans. JCC can also borrow up to an additional $25 million under its Working Capital Facility. Accordingly, upon the opening of the Casino, JCC's total long-term indebtedness is expected to be approximately $448.8 million. The Company's total long-term indebtedness may also increase if:

     - fixed interest on the New Notes is not paid in cash but is paid with additional New Notes;
     - interest on the Convertible Junior Subordinated Debentures is not paid in cash but is paid with additional debentures;
     - HET and HOCI are required to make payments under the Completion Guarantee, for which the Company will be obligated to reimburse HET and HOCI; or
     - the Company obtains financing to fund the build-out of the non-gaming tenant improvements on the second floor of the Casino beyond the Second Floor Shell Construction or the development of the 3CP Property or Fulton Property.

     If new debt is added to the Company's current debt levels, the related risks that it now faces could intensify. For a more detailed description of these matters, see "-- The Company May Not be Able to Develop Certain of its Properties," "Item 1. Business -- Material Agreements -- Bank Loans," "-- New Notes and New Contingent Notes," "-- Convertible Junior Subordinated Debentures" and "-- Amended Completion Loan Agreement."

AFTER THE TERMINATION OF CONSTRUCTION DATE THE COMPANY MAY NOT HAVE SUFFICIENT WORKING CAPITAL TO FUND THE CASINO'S OPERATIONS

     After the Termination of Construction Date the Company cannot assure that its sources of working capital will be sufficient for JCC to operate the Casino. HET and HOCI, as Completion Guarantors, have agreed to fund JCC's working capital shortfalls until the Termination of Construction Date. They also have agreed to guarantee that, at such time, JCC will have available for working capital $5 million of cash and up to $25 million under the Working Capital Facility. Upon the Termination of Construction Date, the Completion Guarantors' obligation to fund JCC's working capital shortfalls will cease and JCC's sources of working capital will be limited to the $5 million of cash, availability under the Working Capital Facility and any cash flow from its operations in excess of its fixed charges and other payment obligations. However, the Bank Loans require a portion, or in some instances all, of the cash flow of the Company from operations in excess of fixed charges and other payment obligations to be used to repay the Bank Loans. If these sources of working capital are not sufficient, or if HET and HOCI are not able to fund JCC's working capital short falls, JCC may not be able to obtain new sources of working capital on satisfactory terms, or at all. The Company's inability to obtain sufficient working capital would materially and adversely affect the Company's business, financial condition and results of operations. For a more detailed description of these sources of working capital, see "Item 1. Business -- Material Agreements -- Bank Loans," "-- Completion Guarantees" and "-- Amended Completion Loan Agreement."

THE COMPLETION GUARANTEES ARE SUBJECT TO CONDITIONS AND MAY BE SUSPENDED OR TERMINATED

     The failure to complete and open the Casino on schedule would materially and adversely affect the Company's business, financial condition and results of operations. Although HET and HOCI, as the Completion Guarantor's, have agreed to guarantee the Completion Obligations, the Carry Obligations and the Preservation Obligations, the Completion Guarantees are subject to a number of important conditions precedent. Even if these conditions are satisfied, the Completion Guarantees may be suspended or terminated. The Completion Guarantors' obligation to complete the Casino does not arise until JCC:

     - fails or neglects to complete the Casino or any phase of construction of the Casino;
     - fails in any other manner to prosecute with diligence and continuity the Completion Obligations;

     - fails timely to pay any of the Carry Obligations;
     - files or has filed against it a petition for bankruptcy or similar relief;
     - is adjudged bankrupt or insolvent; or
     - makes a general assignment for the benefit of its creditors.

Even if one of the foregoing conditions precedent is satisfied, if the Completion Guarantees are terminated or if the Completion Guarantors are required to perform under the Completion Guarantees but their performance is suspended, the termination or suspension could significantly delay the completion and opening of the Casino. The Completion Guarantors' obligations under the Completion Guarantees are suspended during the pendency of a Force Majeure event. A suspension for a Force Majeure event may not extend beyond 18 months from the date JCC knew or should have known of such Force Majeure event, except that if certain Force Majeure events render performance impossible during the 18 months, the suspension will continue until this performance is no longer impossible. For a detailed description of the Completion Obligations, Carry Obligations, Preservation Obligations and Force Majeure events, refer to "Item
1. Business -- Material Agreements -- Completion Guarantees."

     The Completion Guarantees terminate if:

     - the Amended Ground Lease or Amended GDA terminates, other than as a result of a breach by JCC or any Completion Guarantor or the voluntary termination by JCC; or
     - casino gaming operations are no longer permitted to be conducted at the Casino or are modified, restricted or limited in a manner that materially diminishes the benefits afforded to JCC of operating the Casino or the gaming activities permitted to be conducted at the Casino under the Gaming Act by reason of (1) a change in law, (2) the enactment of a new law or (3) the termination in any material respect of JCC's rights under the Amended and Renegotiated Casino Operating Contract, other than as a result of a breach by JCC or any Completion Guarantor.

     The Carry Obligations under the Completion Guarantees will terminate upon the Termination of Construction Date. The Carry Obligations also will terminate if a Force Majeure event has occurred and continues for more than one year after the Completion Guarantor's obligations to complete the Casino have arisen, even if the Completion Guarantors use their best efforts to remove the Force Majeure. The Completion Obligations under the Completion Guarantees will terminate if:

     - all required payments or satisfactory provisions for these payments have been made;
     - all lien periods with respect to the Casino Construction have expired;
       and
     - no liens or privileges arising from the furnishing of labor, materials, supplies or equipment for the Casino Construction affecting or purporting to affect the Casino remain of record in Orleans Parish.

     For a more detailed description of the circumstances causing the Completion Guarantees to terminate, see "Item 1. Business -- Material
Agreements -- Completion Guarantees."

THE CASINO MAY NOT BE ABLE TO COMMENCE OPERATIONS AS SCHEDULED

     Development and construction could be delayed. The Company has materially increased its estimate of the cost to complete construction of the Casino since HJC filed for bankruptcy. The increased estimates were primarily due to the following factors:

     - increases in the general construction costs in the region;
     - physical deterioration of the partially-completed Casino structure and parking lot structures;
     - the need to redesign the Casino's interior due to (1) the dedication of the second floor of the Casino building to non-gaming uses and (2) other changes in the configuration of the Casino; and
     - the need to upgrade the interior of the Casino to compete effectively with casinos in the Mississippi Gulf Coast.

     The Company has estimated the expected opening date and remaining costs for the Casino based on budgets, conceptual design documents and schedule estimates it has prepared with the assistance of contractors. However, the Company cannot assure that the Casino will commence operations on schedule or that construction costs for the Casino will not exceed budgeted amounts. The expected opening date may be different from the Company's estimates due to a variety of factors which may occur. These factors include:

     - the occurrence of labor disputes;
     - shortages of material and skilled labor;
     - weather interference;
     - engineering problems;
     - environmental problems (including asbestos, PCB, lead and waste removal);
     - geological problems (including those resulting from construction activities below sea level);
     - construction, demolition, excavation and equipment problems;
     - the use of an accelerated construction schedule that includes using multiple shifts, early ordering of materials, fast tracking and a seven-day work week; and
     - difficulties in obtaining any of the requisite licenses, permits (including building permits), allocations and authorizations from regulatory authorities.

     Any delays in the opening of the Casino or increased costs of construction could materially and adversely affect the Company's business, financial condition and results of operations. For example, if the costs of developing, constructing, equipping and opening the Casino exceed the proceeds from the Term Loans, the Junior Subordinated Credit Facility, the Convertible Junior Subordinated Debentures and the New Equity Contribution, JCC may be forced to draw upon Completion Guarantees provided by HET and HOCI. These Completion Guarantees are subject to important conditions, and may be suspended or terminated under certain circumstances. Drawings on the Completion Guarantees would also increase the Company's outstanding indebtedness. In addition, if the Casino does not open to the public by October 30, 1999, JCC is still required to pay the LGCB the minimum daily payment required under the Amended and Renegotiated Casino Operating Contract, under the same terms and conditions as if the Casino were actually open for business to the general public, unless the Casino is not opened for business to the general public by October 30, 1999 because of a Force Majeure event. The amount of the minimum daily payment is approximately $274,000, with an end of year settlement, if any, of Gross Gaming Revenue Share Payments in excess of $100 million. If JCC is required to pay the LGCB this minimum daily payment prior to the date that the Casino actually opens for operation, it would materially and adversely affect the Company's business, financial condition and results of operations.

     JCC may not be able to obtain necessary zoning and land use approvals. Certain conditional use approvals have been obtained from the City for the Casino and the parking facilities for the Casino. Certain of these approvals, however, are subject to further review and additional approvals may be required. The Company cannot assure that JCC will receive the required approvals. If JCC fails to obtain the required approvals, it could materially and adversely affect the Company's business, financial condition and results of operations.

     Because the Casino does not fit within all requirements of the City's zoning ordinances, the Proponents requested and received a number of waivers from the City Council prior to consummation of the Plan of Reorganization. For instance, the Proponents received waivers from the City Council for the Casino relating to such matters as:

     - the permissible size of retail space;
     - the scope of cafeteria food services that may be provided;
     - limitations on live entertainment;
     - permissible signage; and
     - required public artwork.

     Some uncertainty exists, however, as to the City Council's authority to grant such waivers. A third party may successfully challenge the City Council's authority to grant waivers to a particular City zoning ordinance and invalidate waivers previously granted by the City. If the waivers for the Casino are invalidated it could materially and adversely affect the Company by delaying or preventing the construction or opening of the Casino, forcing the Casino to cease operations or limiting its ability to operate once opened. In addition, the zoning ordinances may be subject to differing interpretations. Under some interpretations, certain waivers required by the Casino may not be requested or granted. Accordingly, the Company cannot assure that the Casino will comply with the zoning ordinances in all material respects. If the Casino does not comply with the zoning ordinances, it could materially and adversely affect the Company's business, financial condition and results of operations by delaying or preventing the construction or opening of the Casino or forcing the Casino to cease operations once opened.

THE COMPANY MAY NOT BE ABLE TO DEVELOP CERTAIN OF ITS PROPERTIES

     The Company's anticipated build-out of the non-gaming tenant improvements on the second floor of the Casino beyond the Second Floor Shell Construction cannot be completed until, among other things, the Master Plan is approved, tenant leases are obtained and the necessary financing is secured. In addition, the Company will be unable to develop the 3CP Property and Fulton Property for entertainment uses that support the Casino until, among things, it obtains the necessary financing. The Company has not made any plans for the development of these properties. However, the Company cannot assure that it will be able to obtain the necessary financing and satisfy the other conditions to developing the non-gaming tenant improvements on the second floor of the Casino, the 3CP Property or the Fulton Property. The failure to develop these properties could materially and adversely affect the Company's business, financial condition and results of operations.

THE COMPANY MAY NOT BE ABLE TO BORROW UNDER THE CREDIT AGREEMENT

     JCC has obtained the Bank Loans under the Credit Agreement to finance its development of the Casino and to provide working capital. The $10 million Tranche A-1 and $30 million Tranche A-3 of the A Term Loan and the $30 million Tranche B-1 of the B Term Loan were funded on the Effective Date. The $20 million Tranche A-2 of the A Term Loan and the $121.5 million Tranche B-2 of the B Term Loan will be funded as required to complete the construction of the Casino. Prior to each borrowing under the Credit Agreement, certain conditions must be satisfied, including that (1) there exists no default with respect to payments, or due to bankruptcy or insolvency events, under the Completion Guarantees, the HET Loan Guaranty or under the Credit Agreement and (2) all representations under the HET Loan Guaranty remain true and correct in all material respects.

     If JCC cannot satisfy these conditions, JCC will not be able to borrow funds under the Credit Agreement and will thus be deprived of its primary source of construction and working capital financing. The Company cannot assure that these conditions can be satisfied during the duration of the Credit Agreement. If JCC is unable to obtain funds under the Credit Agreement, it would materially and adversely affect the Company's business, financial condition and results of operations. For a more detailed description of the Bank Loans and the Credit Agreement, see "Item 1. Business -- Material Agreements -- Bank Loans."

THE HOLDERS OF CLASS A COMMON STOCK HAVE LIMITED CORPORATE CONTROL

     The ability of holders of Class A Common Stock to influence the day-to-day operations of the Company may be limited due to a number of factors. For example, prior to the Transition Date, the Class B Directors, as members of the Gaming Committee of JCC Holding's board of directors, generally supervise the day-to-day activities of the Company, with the exception of certain significant transactions. HET currently beneficially owns 96.6% of the issued and outstanding Class B Common Stock and, prior to the Transition Date, HET has agreed to own at least 51% of the outstanding shares of Class B Common Stock. Consequently, HET is able to elect all of the directors who will exercise day-to-day control over the Company. Also, upon and after the Transition Date, if the HET Warrant is exercised in its entirety, HET and its subsidiaries could own up to 50.0% of the then outstanding shares of Unclassified Common Stock, subject to certain adjustments. In addition, JCC has engaged the Manager, an indirect wholly-owned subsidiary of HET, to manage the operations of the Casino. As a result of HET's ability to elect the Class B Directors and the Company's engagement of the Manager to operate the Casino, the ability of the holders of Class A Common Stock to influence the day-to-day operations of the Company is limited. For a more detailed description of the HET

Warrant and the Manager and its authority, see "Item 1. Business -- Material Agreements -- HET Warrant" and "-- Amended Management Agreement."

JCC HOLDING HAS ADOPTED MEASURES, AND IS SUBJECT TO PROVISIONS, THAT HAVE ANTI-TAKEOVER EFFECTS AND COULD LIMIT THE PRICE OF JCC HOLDING'S COMMON STOCK

     JCC Holding's Restated Certificate of Incorporation and Bylaws, certain provisions of the Gaming Act and the Rules and Regulations and certain agreements to which the Company is a party include a number of provisions that may (1) make it more difficult for a third party to acquire JCC Holding, (2) discourage acquisition bids for JCC Holding, (3) discourage changes in JCC Holding's management and (4) limit the price that investors are willing to pay for shares of Common Stock. Certain of these provisions are described below.

     JCC Holding's Restated Certificate of Incorporation and Bylaws contain provisions that have anti-takeover effects. Prior to the Transition Date, anti-takeover provisions in JCC Holding's Restated Certificate of Incorporation and Bylaws include:

     - classification of the Common Stock into Class A Common Stock and Class B Common Stock, together with limitations on the entities that are permitted to hold shares of Class B Common Stock and the requirement that the Harrah's Entities own not less than 51% of the Class B Common Stock;
     - classification of the board of directors where Class A Directors may be elected only by holders of Class A Common Stock and the Class B Directors may be elected only by holders of Class B Common Stock;
     - a staggered board of directors;
     - requirements for majority approval by the Class A Directors and the Class B Directors of certain significant transactions set forth in the JCC Holding's Restated Certificate of Incorporation;
     - the increase of the number of Class B Directors upon certain change of control events set forth in JCC Holding's Restated Certificate of Incorporation;
     - the requirement that any amendment to JCC Holding's Restated Certificate of Incorporation or Bylaws that affects the rights of holders of the (1) Class A Common Stock or Class A Directors or (2) Class B Common Stock or Class B Directors, be approved by the affirmative vote of the holders of a majority of the affected class of Common Stock; and
     - the right of the Harrah's Entities to acquire and hold shares of Class A Common Stock upon certain change of control events set forth in JCC Holding's Restated Certificate of Incorporation.

     After the Transition Date, these provisions will include:

     - a staggered board of directors; and
     - a requirement that the affirmative vote of 75% or more of the issued and outstanding shares of Common Stock be obtained to approve an amendment to JCC Holding's Restated Certificate of Incorporation or an amendment to the Bylaws.

     Certain provisions of the Gaming Act and the Rules and Regulations have anti-takeover effects. The Gaming Act and the Rules and Regulations require that officers, directors and certain persons holding an equity interest in JCC Holding be found suitable under the Gaming Act and the Rules and Regulations. The Gaming Act also prohibits, without prior approval of the LGCB, (1) certain contractual transfers leading to a change of control of JCC Holding and (2) the sale, transfer, assignment, pledge, alienation, disposition, public offering or acquisition of securities that results in one person owning 5% or more of the total outstanding equity securities issued by JCC. For a more detailed description of these restrictions, see "Item 1. Business -- Regulation."

     Agreements entered into in connection with the Plan of Reorganization contain provisions that have anti-takeover effects. HCCIC's right upon and after the Transition Date to purchase up to 50.0% of the then outstanding shares of Common Stock under the HET Warrant could make it more difficult for a third party to acquire control of JCC Holding. Certain of the agreements entered into in connection with the Plan of Reorganization also contain provisions restricting the ability of the Company to enter into certain change of control transactions. These anti-takeover provisions may discourage or make more difficult the acquisition of control of JCC Holding by means of a tender offer, open-market purchase, proxy fight or otherwise, even if such a change of control would be favorable to the interests of the stockholders of JCC Holding. For a more detailed description of these agreements, see "Item 1. Business -- Material Agreements -- New Notes and New Contingent Notes," "-- Convertible Junior Subordinated Debentures" "-- HET Warrant" and "-- Amended Management Agreement."

THE COMPANY'S REORGANIZATION VALUE MAY NOT BE AS EXPECTED BECAUSE IT WAS CALCULATED BASED ON ESTIMATES OF FUTURE PERFORMANCE

     The Company's consolidated financial statements have been prepared in accordance with the requirements of AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). SOP 90-7 requires a determination of the Company's reorganization value, which is the estimated fair value of the reorganized entity as a going concern at the time it emerges from bankruptcy. The Company's estimate of its reorganization value was based on a number of assumptions, including the assumptions upon which the Company's estimates of future operating results are based. The valuation necessarily assumes that the Company will achieve the estimates of future operating results in all material respects. If these results are not achieved, the resulting values could be materially different. See "Item 8. Financial Statements and Supplementary Data."

THE COMPANY MAY NOT BE ABLE TO ACCURATELY PREDICT ITS FUTURE FINANCIAL POSITION

     Prior to October 30, 1998, the Company did not (1) conduct any operations,
(2) generate any revenues or (3) issue any capital stock. Because JCC succeeded to all of the assets of HJC except the 3CP Property, which vested in CP Development, and the Fulton Property, which vested in FP Development, HJC's historical financial statements are included in this annual report on Form 10-K. The historical financial statements of HJC, however, do not purport to represent what the Company's financial position or results of operations would have been if the Plan of Reorganization had been consummated as of the dates indicated, or at the beginning of the period indicated, in HJC's historical financial statements. In addition, the historical financial statements of HJC do not purport to project the financial position or results of operations of the Company for any future date or period. Due to a number of factors, including the application of "Fresh Start" reporting on the Effective Date, the Company expects that its future financial position and results of operations will be materially different from HJC's financial position and results of operations. The Company cannot assure, however, that its future financial position and results of operations will be materially different from HJC's historical financial position and results of operations.

THE CASINO IS SUBJECT TO LIMITS ON PROVIDING LODGING, FOOD SERVICES, ENTERTAINMENT AND RETAIL OPERATIONS THAT COULD IMPACT ITS ABILITY TO OPERATE PROFITABLY

     The Gaming Act and the Rules and Regulations prohibit the Company from engaging in certain activities, including the following:

     - giving away or subsidizing food within the Casino;
     - offering food services with direct table service or with seating in excess of 250 persons;
     - contracting with local restaurant owners to provide food at designated areas within the Casino, except under certain circumstances;
     - offering lodging within the Casino facility;
     - engaging in any practice or entering into any business relationships to give any hotel, whether or not affiliated with JCC, any advantage or preference not available to any similarly situated hotels; and
     - selling products in the Casino that are not directly related to gaming.

     In addition, licensees are prohibited from other activities, including giving away or subsidizing food within the Casino or offering food services with seating in excess of 250 persons. Also, the provisions described above relating to food, lodging and retail activities apply to the Company's operations on the second floor of the

Casino. Under the terms of the Second Floor Sublease, currently the Company is also prohibited from offering facilities on the second floor of the Casino, the principal business purpose of which is a restaurant.

     Neither JCC, the Manager nor HET has operated a land-based casino of the size of the Casino without associated hotel and full-service food operations. Unlike the Casino, the majority of the Casino's competitors operate without restrictions on lodging, food services and entertainment. This is a significant competitive disadvantage for the Company. The Company cannot assure that JCC and the Manager will be able to operate and manage the Casino on a profitable basis without such amenities. For a detailed description of these restrictions and competition affecting the Company, see "Item 1.
Business -- Regulation -- Louisiana Gaming Act" "-- Material
Agreements -- Second Floor Sublease," and "-- The Company -- Competition."

THE GAMING INDUSTRY IS HIGHLY COMPETITIVE

     The gaming industry is highly competitive and contains companies that in many instances have greater resources than the Company. In addition, considerable competition has developed since HJC first proposed to establish a land-based casino in New Orleans in the early 1990s. The Company believes that the attraction of a land-based casino in New Orleans has decreased as a result of the large number of casinos competing on local, regional and national levels, as well as the continued development of other gaming markets. Negative publicity associated with HJC's bankruptcy also may have an adverse impact on the Casino's ability to compete. Further, the Casino will operate under significant restrictions on its ability to provide lodging, food services and entertainment imposed by the Gaming Act and the Rules and Regulations. The ability of the Casino's competitors to provide these services without restriction is a significant competitive disadvantage for the Company.

     The Company anticipates that the Casino's principal competitors will be gaming facilities located on the Mississippi Gulf Coast and the riverboats located in Orleans Parish and in the New Orleans metropolitan area. To a lesser degree, the Casino will also compete with riverboats in other areas of the State and with casinos operated by Native American tribes in the central portion of the State. The significant level of competition faced by the Casino could materially and adversely affect the Company's business, financial condition and results of operations. For a detailed description of competitive factors affecting the Company, see "Item 1. Business -- The Company -- Competition."

     The Casino will compete for visitors on a national, regional and local scale with gaming operations located in Mississippi. The Mississippi Gulf Coast has recently become a major gaming destination with 12 dockside casinos currently operating within 100 miles of New Orleans. In addition, there is substantial growth in Mississippi's Gulf Coast gaming industry, including significant expansions of hotel and convention space, and the addition of golf courses. For example, in March 1999 Mirage Resort's Inc. opened Beau Rivage, an 1,800-room hotel, resort and dockside casino in Biloxi that is larger than any hotel in New Orleans. Due to its projected size, amenities and ownership, Beau Rivage could provide significant competition to the Casino. There has also been an increase in the number of applications filed with the Mississippi Gaming Commission to operate casinos in Mississippi and plans to build new dockside casinos have been announced. Mississippi law allows dockside gaming and does not limit the number of casinos or the square feet of gaming space in these casinos. In addition, unlike the Casino, gaming facilities in Mississippi operate without restrictions on lodging, food and beverage services and entertainment.

     The Casino will compete for visitors on a regional and local scale with other gaming operations located in Louisiana. The Casino will compete with 13 riverboats currently operating in Louisiana, including:

     - one riverboat in Orleans Parish;
     - two riverboats in the New Orleans metropolitan area;
     - two riverboats in Baton Rouge;
     - four riverboats in Lake Charles in western Louisiana; and
     - four dockside casinos in Shreveport/Bossier City in northern Louisiana.

     The Casino may also compete with a fourteenth riverboat in Shreveport, Louisiana that was conditionally awarded a license to operate and is in the development stages, as well as one additional riverboat gaming operation whose license is pending. These riverboat gaming operations are regulated by the Riverboat Act, which does not impose wagering or loss limits and permits all forms of gaming except sports betting. Although the Riverboat Act only permits dockside gaming at the facilities located in the Shreveport area, the Riverboat Act has been administered to allow riverboats in other areas to conduct gaming while the riverboats are not cruising under certain circumstances. Riverboats that remain moored under these circumstances are permitted to allow customers' unlimited ingress and egress. The Company cannot assure that the Riverboat Act will not be amended to permit increased or unlimited dockside gaming or to increase the number of permitted riverboats. The Casino will also compete with land-based gaming facilities in central Louisiana on Native American reservations. The Tunica-Biloxi, Chitimacha and Coushatta Native American tribes each have opened a casino near the towns of Marksville, Charenton and Kinder, respectively, each of which is located more than 105 miles from New Orleans.

     The Casino will compete for visitors on a national and international scale with large casino hotel facilities in Las Vegas, Nevada and Atlantic City, New Jersey. The Casino will compete nationally with established and proposed casino hotel operations in Las Vegas, Nevada and Atlantic City, New Jersey. Several new facilities have opened in Las Vegas and certain existing facilities in Las Vegas and Atlantic City have undergone major expansions. This construction and expansion has increased the number of hotel rooms and gaming operations in these two markets and has created several attractions which have enhanced the appeal of those cities as tourist destinations. To a lesser degree, JCC will also compete for international patrons with casinos in other parts of the world.

     Gaming operations in other states may generate competition in the future. Additional regional competition may be generated from land-based or dockside casino facilities that may open in states that do not currently allow casino gaming activities, including Alabama and Texas. Bills seeking to legalize gaming in these states have been introduced in the past. Although these bills were not enacted, similar bills may be introduced and passed in future legislative sessions.

     The Casino will compete locally with other forms of legal wagering. The Casino will compete for local customers with other forms of legal wagering, including off-track betting parlors, charitable gaming and a state lottery. In addition, under Louisiana law, certain parishes, including Orleans Parish, permit:

     - restaurants, taverns, hotels and licensed clubs to operate up to three video draw poker devices per location;
     - qualifying truck stops to operate up to 50 video draw poker devices per location; and
     - racetracks and off-track betting parlors to operate an unlimited number of video draw poker devices per location.

     Further, in 1997, two parishes, not including Orleans Parish, approved the use of slot machines at race tracks located in those parishes, but the authorization remains subject to further legislative action on the fees and taxes to be imposed on the slot machines. Legislation to impose these fees and taxes was introduced in the State legislature's 1998 fiscal session, but failed to receive legislative approval. The State legislature will likely reconsider this issue in the future. If slot machines are ultimately permitted at these race tracks, the Casino would face additional competition for patrons with slot machines located at these race tracks.

JCC MAY HAVE NO RECOURSE IF ADDITIONAL LAND-BASED CASINOS OR DOCKSIDE RIVERBOAT GAMING IS PERMITTED

     The Gaming Act presently restricts land-based casino gaming in Orleans Parish to the Rivergate site. However, the Company cannot assure that the State will not enact future legislation that would permit competing land-based casinos at other sites or in parishes other than Orleans Parish, including other parishes in the New Orleans metropolitan area. If an additional land-based casino gaming establishment is authorized to operate in Orleans Parish, JCC would be relieved of its obligation to pay the LGCB the compensation required under the provisions of the Amended and Renegotiated Casino Operating Contract, although such obligation may resume pursuant to the terms of the Amended and Renegotiated Casino Operating Contract. Additional land-based casino operations could materially and adversely affect the Casino's operations by increasing the amount of competition it faces.

     Additional dockside riverboat gaming could adversely affect the Casino's ability to attract gaming patrons, without relieving JCC of its obligation to remit to the LGCB the compensation required under the Amended and Renegotiated Casino Operating Contract. However, because State laws requiring riverboats to sail in accordance with safety conditions and within their schedules are frequently unenforced, riverboats may be able to conduct gaming operations while at dockside in violation of State laws. Under the Amended and Renegotiated Casino Operating Contract, if the State or the LGCB permits any riverboat to conduct dockside gaming in material violation of the Riverboat Act or the Gaming Act after receiving notice from JCC and having an opportunity to cure the violation, JCC will be entitled to sue the LGCB and/or the State to seek to compel them to perform under the Amended and Renegotiated Casino Operating contract. JCC will also be entitled to seek the judicial remedy of mandamus against the LGCB or any other appropriate governmental authority, which, if granted, would compel the LGCB or other governmental authority not to permit these violations to occur. However, JCC's obligation to pay the Gross Gaming Revenue Share Payments will continue during the pendency of any such judicial action through final non-appealable judgment. Thereafter, even if the court finds that the LGCB permitted a riverboat to conduct dockside gaming, JCC will not be relieved of its obligation to pay the Gross Gaming Revenue Share Payments. In addition, an exception to the exclusivity provisions of the Amended and Renegotiated Casino Operating Contract permits an amendment to the Gaming Act to allow one riverboat to conduct dockside gaming on Lake Pontchatrain in Orleans Parish. If such an amendment is adopted but the LGCB does not enforce the limitations under which the riverboat is required to operate, JCC may seek relief by way of specific performance and/or mandamus. However, it will not be relieved of its obligation to pay the Gross Gaming Revenue Share Payments.

     In addition, a state law enacted in 1996 purports to, among other things, retroactively amend the Gaming Act to provide that conducting gaming operations on riverboats while the riverboat is on a designated waterway and temporarily at dockside does not constitute the authorization of additional land-based casino gaming operations. As a result, it will not relieve JCC of its obligation to pay compensation to the LGCB in accordance with the Amended and Renegotiated Casino Operating Contract. The 1996 state law also provides that governmental inaction that results in another land-based casino being operated in Orleans Parish will not relieve JCC of its obligation to pay this compensation. In addition, the 1996 state law purports to provide that, in the event of litigation between JCC and the State or any of its political subdivisions (including the LGCB), JCC must continue to make all payments to the State and any of its political subdivisions (including the LGCB) as required by law and the Amended and Renegotiated Casino Operating Contract during the pendency of this litigation. Although, the subject of this litigation could be related to a matter which limits JCC's ability to make its required payments, any failure by JCC to make the required payments will render JCC unsuitable, and thus unable to operate the Casino.

     As a result of these factors, dockside riverboat gaming operations in Orleans Parish may compete against the Casino without relieving JCC of its obligation to remit to the LGCB the compensation required under the Amended and Renegotiated Casino Operating Contract. This could materially and adversely affect the Company's business, financial condition and results of operations. For a more detailed discussion of Permitted Amendments to the Gaming Act, see "Item 1. Business -- Material Agreements -- Amended and Renegotiated Casino Operating Contract -- Exclusive Contract." For a more detailed description of JCC's remedies under the Gaming Act and the Amended and Renegotiated Casino Operating Contract, see "-- Gaming Laws and Regulations Could Adversely Affect the Company's Operations -- The interpretation of current regulations and the Gaming Act could adversely affect the Company's operations," "Item 1.
Business -- Competition" and "-- Regulation -- Louisiana Gaming Act."

A DEFAULT UNDER ONE OF THE AGREEMENTS TO WHICH THE COMPANY IS A PARTY MAY CAUSE DEFAULTS UNDER OTHER AGREEMENTS TO WHICH THE COMPANY IS A PARTY

     Certain events of default under the Amended and Renegotiated Casino Operating Contract, the Amended Ground Lease, the Amended Management Agreement, the Indentures or the Credit Agreement could result in an event of default under another of such agreements. For example, a default under the Amended Management Agreement results in defaults under the Amended and Renegotiated Casino Operating Contract and the Amended Ground Lease. Also, a default under the Amended GDA or the revocation or termination of the Amended and Renegotiated Casino Operating Contract results in a cross default under the Amended Ground Lease. The occurrence of an event of default under any of these agreements and the effect of any resulting default under another agreement of the Company would materially and adversely affect the Company's business, financial condition and results of operations.

SHARES OF JCC HOLDING'S COMMON STOCK ARE CURRENTLY ELIGIBLE FOR FUTURE SALE AND CERTAIN HOLDERS OF THE COMPANY'S SECURITIES HAVE REGISTRATION RIGHTS

     Sales of, or offers to sell, a substantial number of shares of Class A Common Stock, or the perception by investors, investment professionals or securities analysts of the possibility of such sales, could adversely affect the market for, and prevailing prices of, the Class A Common Stock. These sales or the prospects of these sales could also impair JCC Holding's ability to raise needed funds in the capital markets at favorable times and prices. As of March 25, 1999, JCC Holding had a total of 5,547,377 shares of Class A Common Stock outstanding, most of which are freely tradable without restriction under the Securities Act of 1933. The remaining 4,452,623 shares outstanding are shares of Class B Common Stock, 4,302,623 of which are beneficially owned by HET. Shares of the Class B Common Stock automatically convert into shares of Class A Common Stock if they are transferred to entities other than direct or indirect wholly-owned subsidiaries of HET or certain entities specifically set forth in JCC Holding's Restated Certificate of Incorporation, which generally include Bank One and the former Partners of HJC, their affiliates and shareholders.

     JCC Holding's board of directors has adopted a 1998 Long-Term Incentive Plan and a 1999 Non-Employee Director Stock Option Plan pursuant to which JCC Holding has issued, subject to stockholder approval of these plans, (1) options to purchase an aggregate of 165,500 shares of Class A Common Stock at an exercise price of $3.50 per share and (2) an aggregate of 79,000 shares of restricted Class A Common Stock. JCC Holding has reserved an aggregate of 655,500 additional shares of Class A Common Stock that it may issue in the future under these plans. If the stockholders of JCC Holding approve these plans at JCC Holding's 1999 Annual Meeting of Stockholders, JCC Holding will be able to issue these shares upon the exercise of options granted under these plans or otherwise pursuant to these plans. Upon stockholder approval of these plans, JCC Holding intends to file a registration statement under the Securities Act of 1933 covering its issuance of shares upon the exercise of any options granted under these plans or otherwise pursuant to these plans. All of these shares will be freely tradeable in the public market, except for shares held by affiliates of JCC Holding, which will be eligible for public sale at various times pursuant to Rule 144 of the Securities and Exchange Commission.

     Pursuant to the Plan of Reorganization, JCC Holding has agreed that, upon the request of any holder of shares of Class A Common Stock who is reasonably required by law to register public resales of such shares, JCC Holding will register the public resale of such shares of Class A Common Stock under the Securities Act of 1933. In addition, beginning two years after the Casino opens, HCCIC may require JCC Holding to register for public resale under the Securities Act of 1933 all shares of Class B Common Stock, or, upon and after the Transition Date, Unclassified Common Stock, held by it, HET and HET's subsidiaries. Certain holders of the Convertible Junior Subordinated Debentures also have demand registration rights for approximately 1.1 million shares of Class A Common Stock or, after the Transition Date, Unclassified Common Stock, issuable by JCC Holding after October 1, 2002 upon conversion of the Convertible Junior Subordinated Debentures at a conversion price of $25.00 per share, subject to dilution and other appropriate adjustments. The demand registration rights permit the holders of these securities to require JCC Holding to register the sale of this Common Stock under the Securities Act of 1933. For a more detailed description of the Convertible Junior Subordinated Debenture holders' registrations rights, see "Item 1. Business -- Material Agreements -- Convertible Junior Subordinated Debentures."

THE COMPANY'S OPERATIONS DEPEND ON GAMING OPERATIONS IN A SINGLE MARKET

     The Company does not anticipate having operations other than the Casino and operations that support the Casino. Therefore, the Company will depend solely upon visitors to New Orleans and New Orleans area residents for its revenue. As a result, any of the following occurrences could negatively impact the Casino's operations, which could materially and adversely affect the Company's business, financial condition and results of operations:

     - a downturn in the local or regional economy;
     - a decline in tourism in New Orleans;
     - a decline in the New Orleans gaming market;
     - an increase in competition faced by the Company; or
     - a reduction or cessation of activities at the Casino due to flooding, severe weather, natural disasters or otherwise.

THE COMPANY MAY LOSE SUBSTANTIAL TAX BENEFITS DUE TO THE TAX TREATMENT OF THE NOTES AND THE CONVERTIBLE JUNIOR SUBORDINATED DEBENTURES

     The Company treats the Notes and the Convertible Junior Subordinated Debentures as debt for federal income tax purposes. However, the Internal Revenue Service may assert that because all payments on the New Contingent Notes (and certain payments on the New Notes) are contingent upon future positive cash flows being generated by JCC, the New Contingent Notes (or, possibly, both series of Notes) should be classified as equity, rather than debt, for federal income tax purposes. In addition, the Internal Revenue Service may assert that the Convertible Junior Subordinated Debentures should be classified as equity because of the debentures' conversion, redemption and other features. Moreover, even if the Convertible Junior Subordinated Debentures are treated as debt for federal income tax purposes, amendments made to the Internal Revenue Code of 1986, as amended, in 1997 may prohibit JCC Holding from deducting interest payments due to the debentures' conversion and redemption features. It is unclear whether the debentures will qualify for a transition rule or "grandfather" exception to these amendments. The Company cannot assure that the Internal Revenue Service will not challenge the characterization of the Notes or the Convertible Junior Subordinated Debentures as debt or that a court would not sustain such a challenge. JCC Holding would lose substantial interest deductions and other tax benefits if the Internal Revenue Service recharacterizes any of these instruments as equity for federal income tax purposes, or if it prohibits JCC Holding from deducting interest paid on the Convertible Junior Subordinated Debentures due to the amendments to the Internal Revenue Code of 1986, as amended. The loss of such deductions and other tax benefits could materially and adversely affect the Company's business, financial condition and results of operations.

THE COMPANY MAY NOT BE ABLE TO SATISFY CERTAIN OF ITS OBLIGATIONS IF THE CASINO IS SUBJECT TO ADDITIONAL TAXES

     Gaming companies are typically subject to significant taxes and fees which may be increased at any time. Periodically, federal and state legislatures have also considered imposing federal and additional state taxes on all gaming establishments. Any material increase in taxes, or the imposition of any additional taxes or fees on JCC, could materially and adversely affect the Company's business, financial condition and results of operations. For example, if additional taxes are imposed on wagers made at the Casino, JCC may be unable to make required payments on its indebtedness.

     New Orleans currently imposes a 5% amusement tax on "admission charges" to, among other things, any game of skill and chance or any mechanical device that is operated for pleasure or skill where there is:

     - a fee charged for entrance or admission;
     - a fee charged for the purpose of playing such a game or using such a mechanical device; or
     - any direct or indirect charge for or in connection with such a game or mechanical device.

An admission charge is broadly defined to include any charge or fee for the purpose of self-participation in any amusement activity as well as all amounts paid for admission, season tickets, refreshments, service or merchandise.

     The New Orleans City Attorney has opined that this amusement tax may not legally be levied on gaming revenues derived from the Casino because these revenues do not constitute taxable "admission charges." However, as applied to riverboat gaming, the New Orleans City Attorney has opined that riverboat cruises are "excursions" subject to the amusement tax and that admission charges include all activities within the riverboat, including money spent on wagers. Because opinions of the New Orleans City Attorney are not binding on the City or any other person, the Company cannot assure that the City will not attempt to subject the Casino's operations to this amusement tax. If this tax is levied, the Company cannot predict whether it would be levied on wagers, gaming revenues or some other measure. The Amended Ground Lease provides that in the event the amusement tax is applicable to JCC's receipts (other than from special events), JCC is entitled to set off the amount of the amusement tax collected and remitted (other than with respect to special events) against certain payments required to be made by JCC under the Amended Ground Lease. However, the Company cannot assure that the amount of the tax would not exceed the amount of the payments that JCC is required to make under the Amended Ground Lease that it may offset the tax against.

THE COMPANY'S CASINO CONTRACTS COULD BE NULLIFIED IF LOUISIANA'S PUBLIC WORKS ACT APPLIES TO THE COMPANY

     Louisiana's Public Works Act requires competitive bidding on public works contracts. If Louisiana's Public Works Act is found to apply to contracts entered in connection with the construction of the Casino, any contracts that are not made in compliance with the bidding requirements of the act could be nullified. This nullification could materially and adversely affect the Company's business, financial condition and results of operations by causing construction delays and potential damage claims from contractors. Certain groups of business owners, including contractors, have claimed that the Public Works Act should apply to the Casino's construction contracts and have previously threatened to litigate their claims. The Company is not currently aware of any such litigation pending. However, the Company cannot assure that the Casino's construction contracts are not subject to the Public Works Act or that litigation concerning the applicability of the act to the Casino's construction contracts will not occur. If these contracts are subject to the Public Work Acts or this litigation occurs, it could cause material delays in the construction of the Casino and may materially and adversely affect the Company's business, financial condition and results of operations.

THE COMPANY MAY BE SUBJECT TO ENVIRONMENTAL LIABILITIES

     The Company owns and leases certain properties, some of which were formerly owned or leased by companies with operations that involved or may have involved the use of hazardous substances or wastes. The Company's ownership and leasehold interest in these properties could subject it to liability for the cleanup of these hazardous substances or wastes or may adversely affect the Company's ability to borrow money in the future using the real estate as collateral. The Amended Ground Lease also requires the Company to indemnify the RDC and the City for environmental liabilities that arise out of causes of action arising after November 30, 1994, other than those caused by third parties, and to assume responsibility for any environmental cleanup on or under the Casino, regardless of when the environmental contamination occurred, unless known by various City departments. In addition to all of its rights under the Bankruptcy Code as successor to HJC under the Plan of Reorganization, the Company has been indemnified for past activities, operations or occurrences at these properties. However, if this indemnification is not sufficient to cover the costs of any potential liability related to any of the Company properties, it could materially and adversely affect the Company's business, financial condition and results of operations. For a more detailed discussion of these matters, see "Item 1. Business -- The Company -- Environmental Matters."

THE COMPANY IS A PARTY TO AGREEMENTS THAT RESTRICT ITS ABILITY TO OPERATE AND OBTAIN ADDITIONAL FINANCING

     The Amended Ground Lease and the Amended and Renegotiated Casino Operating Contract limit the amount of secured indebtedness JCC may incur and the lenders who may provide secured financing to JCC. These restrictions could limit JCC's ability to effect future financings or otherwise restrict JCC's activities. The Company's operating and financing options are also subject to covenants contained in the Indentures, the Credit Agreement, related collateral documents, and agreements with the LGCB and the RDC. These covenants include, among others, limitations on:

     - making restricted payments;
     - granting liens;
     - incurring additional indebtedness;
     - paying management fees;
     - issuing dividends;
     - selling assets;
     - entering into transactions with affiliates; and
     - entering into mergers and consolidations.

     For a more detailed description of these restrictive covenants, see "Item
1. Business -- Material Agreements -- Bank Loans," "-- New Notes and New Contingent Notes," "-- Amended Ground Lease," and "-- Amended and Renegotiated Casino Operating Contract."

THE MANAGER AND CERTAIN DIRECTORS OF JCC HOLDING HAVE CONFLICTS OF INTERESTS REGARDING THE CASINO

     HET owns or controls (indirectly through one or more subsidiaries or affiliates) dockside casinos in Vicksburg and Tunica, Mississippi and Shreveport, Louisiana. These casinos, together with other casinos that HET (or one or more of such subsidiaries or affiliates) may develop, will compete with the Casino at a regional level. HET also owns or controls (indirectly through one or more subsidiaries or affiliates), casinos in the five major Nevada and New Jersey gaming markets, which casinos will compete with the Casino on a national basis. Currently, the Chairman of JCC Holding's board of directors, Mr. Reed, is also Executive Vice President and Chief Financial Officer of HET and Senior Vice President of the Manager. Colin V. Reed is expected to continue to serve as a Class B Director while also serving in these capacities with HET and the Manager. In addition, John M. Boushy, an officer of HET, and Eddie N. Williams, a director of HET, are Class B Directors. Under the Amended Management Agreement, the Manager, a wholly-owned subsidiary of HET, is exclusively responsible for supervising and managing the Casino. As a result of HET's ownership of competing casinos, together with its ownership of the Manager and the positions held by Messrs. Reed, Boushy and Williams as both Class B Directors and officers or directors of HET and/or the Manager, a conflict of interest may exist because they have access to the Company's information and business opportunities, any or all of which could be useful to one or more of HET's competing casinos. The Indentures, the Credit Agreement and the Management Agreement each impose restrictions on the Company's ability to enter into transactions with affiliates, including HET. In addition, JCC Holding's board of directors has implemented procedures which require transactions with affiliates to be approved by disinterested directors. The Company cannot assure, however, that the restrictions in such agreements or these procedures will successfully resolve conflicts of interest confronting, or which may confront, the Company.

HOLDERS OF COMMON STOCK, NOTES OR CONVERTIBLE JUNIOR SUBORDINATED DEBENTURES MAY BE REQUIRED TO DIVEST THESE SECURITIES AT UNFAVORABLE TIMES OR COSTS

     If a holder of Common Stock, Notes or Convertible Junior Subordinated Debentures fails to satisfy suitability requirements imposed by the Gaming Act, the Rules and Regulations and the Amended and Renegotiated Casino Operating Contract, the holder may be required to obtain certain qualifications or approvals from the LGCB to continue to hold these securities. Failure to obtain such qualifications or approvals may subject the holder to certain requirements, limitations or prohibitions. For example, the holder may be required to liquidate or otherwise divest these securities at a time or at a cost that is otherwise unfavorable for the holder. If the holder does not divest, JCC Holding will have the right to redeem the Common Stock and JCC will have the right to redeem the Notes and the Convertible Junior Subordinated Debentures, and, prior to such redemption, the holder will forfeit all benefits of ownership. In the future, the Gaming Act may be interpreted, additional rules and regulations may be implemented, or new legislation may be enacted to (1) prohibit or impose additional restrictions on certain persons from holding securities of JCC Holding or JCC, including the Common Stock, the Notes and the Convertible Junior Subordinated Debentures, or (2) require that certain persons sell or surrender these securities at a time or at a cost that is unfavorable for them. In addition, JCC Holding's Restated Certificate of Incorporation provides that Class A Common Stock may, under certain circumstances, be redeemed by JCC Holding if JCC Holding, or certain of its affiliates, believes redemption is required to prevent the loss or impairment of a material gaming license of JCC or such an affiliate. If JCC Holding does not have sufficient funds to redeem Class A Common Stock under these circumstances, it could materially and adversely affect the Company's business, financial condition and results of operations. For a discussion of these matters, see "Item 1.
Business -- Regulation -- Louisiana Gaming Act."

JCC MAY LOSE ITS RIGHTS UNDER THE AMENDED GROUND LEASE IF THE CITY DECLARES BANKRUPTCY

     The RDC leases the Rivergate site from the City under a lease agreement, and JCC subleases the site from the RDC pursuant to the Amended Ground Lease. The commencement of a bankruptcy case by or against the City or the RDC could adversely affect JCC's rights under the Amended Ground Lease if, pursuant to
Section 365(a) of the Bankruptcy Code:

     - in the case of the City's bankruptcy, the City elects to "reject" the City lease agreement; or
     - in the case of the RDC's bankruptcy, the RDC elects to "reject" the Amended Ground Lease.

Under Section 365(h) of the Bankruptcy Code, if a lessor files for bankruptcy and elects to reject its lease, the lessee may elect either to treat the rejected lease as terminated or to remain in possession. In the event of the City's bankruptcy, the RDC is obligated under the Amended Ground Lease to assert its right under Section 365(h) to remain in possession of the Rivergate site. If the RDC asserts this right, JCC's right to remain in possession of the Rivergate site should be unaffected by the City's bankruptcy. However, some courts have held that Section 365(h) does not provide continuing possessory rights to a sublessee (such as JCC) when the lessee-sublessor (such as the RDC) rejects its lease with its lessor (such as the City). As a result, if the City files for bankruptcy and rejects its lease with the RDC, and the RDC elects to treat the lease as terminated by rejecting the lease, JCC could lose it rights under the Amended Ground Lease. JCC's loss of these rights would materially and adversely affect the Company's business, financial condition and results of operations.

THE COMPANY MAY BE SUBJECT TO THE LIABILITIES OF HJC

     As the successor to HJC, the Company may be subject to certain liabilities of HJC not provided for in the Plan of Reorganization. These liabilities may arise in a number of circumstances, including where:

     - a creditor of HJC did not receive proper notice of the pendency of the bankruptcy case relating the Plan of Reorganization or the deadline for filing claims in the case;
     - the injury giving rise to, or source of, a creditor's claim did not manifest itself in time for the creditor to file the creditor's claim;
     - a creditor did not timely file its claim in the bankruptcy case due to excusable neglect; or
     - the order of confirmation for the Plan of Reorganization was procured by fraud.

If the Company becomes subject to any of these liabilities, it could materially and adversely affect the Company's business, financial condition and results of operations.

JCC MAY NOT BE ABLE TO RETAIN QUALIFIED PERSONNEL TO STAFF ITS OPERATIONS

     As a result of a shortage of skilled and licensed labor in the gaming industry, JCC may not be able to timely or cost effectively attract and train qualified individuals to staff the Casino. In addition, the Gaming Act requires that at least 50% of the Casino's employees be Louisiana residents for at least one year prior to employment. The Amended Ground Lease also requires that at least 55% of the employees of JCC and JCC Development live and reside in Orleans Parish, subject to reduction to comply with applicable law. This minimum percentage required under the Amended Ground Lease will increase by 2% on each anniversary of the Opening Date until the residency requirement reaches 65%, subject to reductions to comply with applicable law. JCC may not be able to both hire qualified individuals and satisfy these criteria. Even if JCC is able to hire qualified individuals and satisfy these criteria, the cost to JCC of doing so could be significantly higher than if JCC was not required to satisfy these criteria. If JCC does not satisfy these criteria and does not pursue curative actions, the failure could result in a default under the Amended Ground Lease and ultimately, the revocation of the Amended Ground Lease. For a description of these matters, see "-- A Default Under One of the Agreements to Which the Company is a Party May Cause Defaults Under Other Agreements to Which the Company is a Party" and "Item 1. Business -- Material Agreements -- Amended Ground Lease -- Residency Requirements."

THE COMPANY MAY NOT BE ABLE TO COMPLY WITH MINORITY HIRING REQUIREMENTS

     Under the Gaming Act, JCC is required, as nearly as practicable, to employ minorities in proportions consistent with the population of the State. However, the Amended Open Access Program and Plans, which are designed to facilitate participation by minorities, women, and disadvantaged persons and business enterprises in developing, constructing and operating the Casino, may establish or require goals for the employment of minorities at the Casino in a proportion greater than the proportion of minorities in the State's population. JCC interprets the provisions of the Gaming Act in a manner that allows it to employ a workforce with a higher percentage of minorities than the percentage of minorities of the State's population. If the Gaming Act or the Amended and Renegotiated Casino Operating Contract are not applied in a manner which permits compliance with the Amended Open Access Program and Plans, there may be a conflict between the Gaming Act, the Amended and Renegotiated Casino Operating Contract and the Amended Open Access Program and Plans since the percentage of the State's minority population may be less than the Amended Open Access Program and Plans' percentage minority hiring goals. JCC intends to comply with the Amended Open Access Program and Plans unless they are found to be preempted by the Gaming Act. If this conflict arises and JCC nevertheless complies with the minority hiring goal under the Amended Open Access Program and Plans, JCC may be in violation of the Gaming Act and the provisions of the Amended and Renegotiated Casino Operating Contract. This violation could materially and adversely affect the Company's business, financial condition and results of operations. In addition, JCC's failure to comply with the Amended Open Access Program and Plans could result in fines, as well as a default under the Amended Ground Lease, either of which could materially and adversely affect the Company's business, financial condition and results of operations. JCC is also required to indemnify the City and the RDC against certain damage awards arising out of lawsuits related to the Amended Open Access Program and Plans. If the City and the RDC become subject to substantial damage awards related to the Amended Open Access Program and Plans, this indemnification obligation could materially and adversely affect the Company's business, financial condition and results of operations.

FAILURE TO OBTAIN YEAR 2000 COMPLIANCE MAY HAVE ADVERSE EFFECTS ON THE COMPANY

     Many existing computer hardware and software systems are designed to use only two digits to identify a year in date fields (e.g., "98" for "1998"). These systems may not properly recognize a year that begins with "20" instead of "19." If not corrected, these systems could fail or could create erroneous results when working with dates beyond the year 1999. This is commonly referred to as the "Year 2000 issue."

     When open to the public, the Casino is expected to be heavily dependent on the Manager, as well as financial institutions and the constant availability of utilities. As a result, the Company currently believes that the most reasonably likely worst case Year 2000 scenario would involve the Manager's inability to operate the Casino, the inability of financial institutions to provide the Casino funds and services or the temporary interruption of electric power, telephone or other utility supplies to the Casino due to a failure of the Manager, a financial institution or a utility supplier to be Year 2000 compliant. The Company is also subject to a number of other risks from the Year 2000 issue. For example, if the Company and/or its significant suppliers fail to timely address and correct material Year 2000 issues or if corrections made by such suppliers to address Year 2000 issues are incompatible with the Company's systems, the Year 2000 issue could materially and adversely affect the Company's business, financial condition and results of operations. In addition, the systems used by the Company for its own operations, some of which have been developed by others, may not be Year 2000 compliant which could also materially and adversely affect the Company's business, financial condition and results of operations.

     The foregoing description of risks to the Company resulting from the Year 2000 issue are based on the Company's best current assessment. The Company cannot assure that this assessment will prove to be accurate. The Company has not completed its evaluation of its state of readiness with respect to Year 2000 issues. As a result, additional problems related to the Year 2000 issue which the Company has not yet identified or fully understands may arise in the future. These additional problems may cause the Company's current assessment of the Year 2000 issue to be incorrect. They may also materially and adversely affect the Company's business, financial condition and results of operations. For a more detailed description of the Year 2000 issue, see "-- Year 2000 Issue."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not engage in trading market risk sensitive instruments. The Company also does not purchase, for investment, hedging or for purposes "other than trading," instruments that are likely to expose it to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk, except as discussed in the following paragraph. The Company has not entered into any forward or futures contracts, purchased any options or entered into any swaps. The Company has no foreign operations and currently does not deal in foreign currencies. Thus, the Company does not believe that it has any material exposure to foreign currency exchange rate risk.

     The Company has a significant amount of indebtedness which accrues interest at fixed and variable rates. As of December 31, 1998, the aggregate amount of the Company's outstanding indebtedness was $284.8 million, of which $70.0 million accrued interest at variable rates and $214.8 accrued interest at fixed rates. The interest rate of the Company's variable rate indebtedness will fluctuate with changes in the base rate and the LIBOR rate applicable under the Credit Agreement. A change in either the base rate or LIBOR under the Credit Agreement will affect the interest rate at which indebtedness outstanding under the Credit Agreement accrues. As a result, a significant increase in either the base rate or LIBOR could materially and adversely affect the Company's business, financial position and results of operations. See "Item 1. Business -- Material Agreements -- Bank Loans," "-- Junior Subordinated Credit Facility," "
-- Convertible Junior Subordinated Debentures," and "-- New Notes and New Contingent Notes."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Although JCC was incorporated on August 20, 1996, prior to October 30, 1998, the Company had not (i) conducted any operations, (ii) generated any revenues or (iii) issued any capital stock. Accordingly, separate financial statements and other disclosures with respect to the Company prior to the two month period ended December 31, 1998 are omitted as the Company does not believe that such separate financial information is material. On the Effective Date, JCC succeeded to all of the assets of HJC except the 3CP Property and Fulton Property which vested in CP development and FP Development, respectively. Therefore, the following historical financial statements include audited financial information of HJC prior to the two month period ended December 31, 1998. The following is a list of the Consolidated Financial Statements and Supplemental Financial Information appearing herein:

                                                              PAGE
                                                              ----
Financial Statements of JCC Holding Company and Subsidiaries
  Report of Independent Public Accountants..................    93
  Consolidated Balance Sheet as of December 31, 1998........    94
  Consolidated Statement of Operations for the Period from
     October 30, 1998 to December 31, 1998..................    95
  Consolidated Statement of Stockholder's Equity for the
     Period from October 30, 1998 to December 31, 1998......    96
  Consolidated Statement of Cash Flows for the Period from
     October 30, 1998 to December 31, 1998..................    97
Notes to Consolidated Financial Statements..................    98
Financial Statements of Harrah's Jazz Company and Subsidiary
  Report of Independent Public Accountants..................   117
  Consolidated Balance Sheet as of December 31, 1997........   118
  Consolidated Statements of Operations for the Years Ended
     December 31, 1996 and 1997 and for the Ten Month Period
     Ended October 30, 1998.................................   119
  Consolidated Statements of Partners' Capital (Deficit) for
     the Years Ended December 31, 1996 and 1997 and for the
     Ten Month Period Ended October 30, 1998................   120
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1996 and 1997 and for the Ten Month Period
     Ended October 30, 1998.................................   121
  Notes to Consolidated Financial Statements................   122

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of JCC Holding Company
New Orleans, LA

     We have audited the accompanying consolidated balance sheet of JCC Holding Company and subsidiaries (the "Company") (Successor to "Harrah's Jazz Company") as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the period from October 30, 1998 to December 31, 1998. Our audit also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     As discussed in Note 1 to the financial statements, on October 13, 1998, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective after the close of business on October 29, 1998. Accordingly, the accompanying financial statements have been prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code," for the successor company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 2.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of JCC Holding Company and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the period from October 30, 1998 to December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Deloitte & Touche LLP

Memphis, Tennessee
March 25, 1999

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1998
                        (IN THOUSANDS, EXCEPT PER SHARE)

                                     ASSETS

Current assets:
  Cash and cash equivalents (includes restricted cash of
     $605 -- Note 1)........................................  $ 25,506
  Prepaids and other assets.................................     1,741
                                                              --------
          Total current assets..............................    27,247
                                                              --------
Property and equipment (Note 1):
  Property held for development.............................    13,200
  Construction in progress (includes restricted cash of
     $9,218)................................................   192,917
  Furniture, fixtures and equipment, net of accumulated
     depreciation of $71....................................    12,541
                                                              --------
          Net property and equipment........................   218,658
                                                              --------
Deferred assets, net of amortization:
  Deferred operating contract costs (Notes 1 and 8).........    68,676
  Lease prepayments (Notes 1 and 7).........................    16,985
  Other.....................................................    11,565
                                                              --------
          Total deferred assets, net of amortization........    97,226
                                                              --------
                                                              $343,131
                                                              ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $    643
  Accrued expenses (Note 3).................................    14,659
                                                              --------
          Total current liabilities.........................    15,302
                                                              --------
Long-Term Debt (Note 4).....................................   185,519
                                                              --------
Deferred Income Taxes (Note 5)..............................    37,900
                                                              --------
Commitments and Contingencies (Notes 7 and 8)
Stockholders' Equity (Notes 9 and 10):
  Common Stock:
     Unclassified Common Stock (40,000 shares authorized;
      none issued and outstanding; par value $.01 per
      share)................................................        --
     Class A Common Stock (20,000 shares authorized; 5,547
      issued and outstanding; par value $.01 per share).....        55
     Class B Common Stock (20,000 shares authorized; 4,453
      issued and outstanding; par value $.01 per share).....        45
  Additional paid-in capital................................   107,987
  Accumulated deficit.......................................    (3,677)
                                                              --------
          Total stockholders' equity........................   104,410
                                                              --------
                                                              $343,131
                                                              ========

                See notes to consolidated financial statements.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

                      CONSOLIDATED STATEMENT OF OPERATIONS
           FOR THE PERIOD FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

MISCELLANEOUS REVENUES......................................  $    14
OPERATING EXPENSES:
  General and administrative................................    3,768
  Depreciation and amortization.............................      233
                                                              -------
          Total operating expenses..........................    4,001
                                                              -------
          Loss from operations..............................   (3,987)
                                                              -------
OTHER INCOME (EXPENSE):
  Interest expense, net of capitalized interest (Note 1)....       --
  Interest income...........................................      310
                                                              -------
          Total other income (expense)......................      310
                                                              -------
NET LOSS....................................................  $(3,677)
                                                              =======
BASIC LOSS PER SHARE........................................  $ (0.37)
                                                              =======

                See notes to consolidated financial statements.

                              JCC HOLDING COMPANY
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
           FOR THE PERIOD FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                              COMMON STOCK
                                    ---------------------------------
                                        CLASS A           CLASS B       ADDITIONAL
                                    ---------------   ---------------    PAID-IN     ACCUMULATED
                                    SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL       DEFICIT      TOTAL
                                    ------   ------   ------   ------   ----------   -----------   --------
Balance -- October 30, 1998.......  5,547     $55     4,453     $45      $107,987      $    --     $108,087
Net loss..........................     --      --        --      --            --       (3,677)      (3,677)
                                    -----     ---     -----     ---      --------      -------     --------
Balance -- December 31, 1998......  5,547     $55     4,453     $45      $107,987      $(3,677)    $104,410
                                    =====     ===     =====     ===      ========      =======     ========

                 See notes to consolidated financial statements

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
           FOR THE PERIOD FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998
                                 (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $  (3,677)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation...........................................         71
     Amortization...........................................        162
     Changes in operating assets and liabilities:
       Prepaids and other assets............................     (1,799)
       Accounts payable.....................................        643
       Accrued expenses.....................................      4,955
       Preconfirmation contingencies........................    (68,750)
                                                              ---------
CASH FLOWS USED IN OPERATING ACTIVITIES.....................    (68,395)
                                                              ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment........................    (27,026)
  Payments for other assets.................................     (5,700)
                                                              ---------
CASH FLOWS USED IN INVESTING ACTIVITIES.....................    (32,726)
                                                              ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................   (101,121)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............    126,627
                                                              ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $  25,506
                                                              =========

                See notes to consolidated financial statements.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE PERIOD FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     JCC Holding Company ("JCC Holding") was incorporated under Delaware law on August 20, 1996 in contemplation of succeeding to all of the assets and liabilities of Harrah's Jazz Company ("HJC"), a general partnership, which filed for relief under the United States Bankruptcy Code on November 22, 1995. HJC's general partners included a wholly-owned subsidiary of Harrah's Entertainment, Inc. ("HET"). JCC Holding conducts business through its wholly-owned subsidiaries, Jazz Casino Company, L.L.C., a Louisiana limited liability company ("JCC"), JCC Development Company, L.L.C., a Louisiana limited liability company ("JCC Development"), CP Development, L.L.C., a Louisiana limited liability company ("CP Development"), and FP Development, L.L.C., a Louisiana limited liability company ("FP Development" and, together with JCC Holding, JCC, JCC Development and CP Development, the "Company").

     On October 30, 1998 (the "Effective Date") in accordance with the Third Amended Joint Plan of Reorganization (the "Plan" or the "Plan of Reorganization") which was confirmed by the United States Bankruptcy Court on October 13, 1998, the Company became the successor to the operations of HJC. Except for certain real property which vested in CP Development and FP Development, all of the assets of HJC vested in JCC. On the Effective Date in connection with the Plan of Reorganization, JCC Holding issued an aggregate of 10 million shares of its Common Stock consisting of both Class A and Class B stock. The former bondholders of HJC received an aggregate of 5,197,377 shares of Class A Common Stock which constitutes approximately 52% of the issued and outstanding Common Stock. In addition, the former bondholders also received their pro rata share of (i) $187.5 million in aggregate principal amount of JCC's Senior Subordinated Notes With Contingent Payments due 2009 (the "New Notes") and (ii) JCC's Senior Subordinated Contingent Notes due 2009 (the "New Contingent Notes") (see Note 4). HET, through a wholly-owned subsidiary, acquired beneficial ownership of the Class B Common Stock and currently is the beneficial owner of 4,302,623 shares, which constitutes approximately 43% of the issued and outstanding Common Stock. These shares were acquired in consideration of, among other things, an equity investment of $15 million and the conversion to equity, and contribution to JCC Holding on the Effective Date of $60 million in debtor-in-possession financing that had been provided to HJC by HET or its affiliates over the course of the reorganization. Harrah's Crescent City Investment Company, an indirect wholly-owned subsidiary of HET ("HCCIC"), originally acquired 4,802,623 shares of Class B Common Stock under the Plan. However, under certain settlement agreements entered into in connection with the Plan, HCCIC transferred from its acquired shares of Class B Common Stock (i) options to purchase 300,000 shares to the stockholders of New Orleans Louisiana Development Company, (ii) options to purchase 150,000 shares to Bank One, Louisiana, N.A., formerly known as First National Bank of Commerce ("Bank One") and (iii) its right to receive 350,000 shares to the senior secured bond holders of Grand Palais. Because the senior secured bond holders of Grand Palais are not permitted to own Class B Common Stock under JCC Holding's Restated Certificate of Incorporation, the shares received by them automatically converted into shares of Class A Common Stock. Subsequent to the Effective Date, Bank One exercised its options.

Nature of Business

     The Company's purpose is to develop and operate an exclusive land-based casino entertainment facility (the "Casino") in New Orleans, Louisiana (the "City"), on the site of the former Rivergate Convention Center. The Casino is scheduled to open by October 30, 1999 (the "Opening Date"). Through certain of its subsidiaries, JCC Holding also plans to develop approximately 130,000 square feet of multipurpose non-gaming entertainment space on the second floor of the Casino premises and develop various adjacent

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE PERIOD FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998
                                  (CONTINUED)

properties for entertainment uses supportive of the Casino. Currently, the Company has not obtained financing to fund these developments.

Reorganization Value and "Fresh Start" Accounting

     The Company's financial statements have been prepared in accordance with the American Institute of Certified Public Accountants' ("AICPA") Statement of Position No.90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7").

Principles of Consolidation

     The consolidated financial statements include the accounts of JCC Holding and its wholly-owned subsidiaries JCC, JCC Development, CP Development and FP Development. All significant inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

     For purposes of the consolidated statement of cash flows and consolidated balance sheet, cash and cash equivalents include highly liquid investments with original maturities of three months or less. Restricted cash of approximately $605,000 as of December 31, 1998 represents an escrow account related to retainage payments to the contractor of the Casino.

Property and Equipment

     Property and equipment are stated at cost, except for adjustments related to fresh start reporting (see Note 2). Improvements and extraordinary repairs that extend the life of the asset are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Furniture, fixtures and equipment, which have been placed in service, are being depreciated over a three-year period.

     Construction in progress includes restricted cash of approximately $9.2 million as of December 31, 1998 for use in the completion of the Casino, to be paid according to the terms of various escrow agreements.

Capitalized Interest

     Interest is capitalized on internally constructed assets at the Company's overall weighted average rate of interest. For the period from October 30, 1998 to December 31, 1998, interest of $3.5 million was capitalized.

Deferred Operating Contract Cost

     Deferred operating contract cost consists of payments, net of adjustments related to fresh start reporting (see Note 2), to the Louisiana Economic Development and Gaming Corporation ("LEDGC") (see Note 8) required under the original casino operating contract between HJC and the LEDGC (the "Original Casino Operating Contract"), which commenced on July 15, 1994, and will be amortized on the straight-line basis over the life of the Amended and Renegotiated Casino Operating Contract (the "Amended and Renegotiated Casino Operating Contract") among HJC, JCC and the State of Louisiana (the "State"), by and through the Louisiana Gaming Control Board (the "LGCB"), from the Opening Date through July 2024.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE PERIOD FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998
                                  (CONTINUED)

Lease Prepayment

     Lease prepayment includes a non-refundable initial payment, net of adjustments related to fresh start reporting (see Note 2), required under the original ground lease for the site on which the Casino is being constructed (see
Note 7) and will be amortized on a straight-line basis over 25 years, the life of the Amended and Renegotiated Casino Operating Contract.

Amortization of Note Discount

     The discount associated with the New Notes (see Note 4) is amortized using the interest method. The Company's interest expense for the period from October 30, 1998 to December 31, 1998 includes $506,000 of amortization of the note discount.

Use of Estimates

     Financial statements prepared in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain Significant Risks and Uncertainties

     Construction Risks. Any construction project entails significant construction risks, including, but not limited to, costs overruns, delays in receipt of governmental approval, shortages of materials or skilled labor, labor disputes, unforeseen environmental or engineering problems, work stoppages, fire and other natural disasters, construction scheduling problems and weather interferences, any of which, if it occurred, could delay construction or result in a substantial increase in costs to the Company.

     Competition. The Company believes that the Casino will face significant competition on a national, regional and local scale from gaming operations in Mississippi and, on a regional and local scale, from gaming operations in the State. The Company believes that the Casino will also compete for patrons on a national and international scale with large casino hotel facilities in Las Vegas, Nevada and Atlantic City, New Jersey.

Long-Lived Assets

     The Company periodically evaluates whether events and circumstances have occurred that indicate that certain assets may not be recoverable. When factors indicate that long-lived assets should be evaluated for impairment, the Company uses an estimate of undiscounted net cash flow over the shorter of the remaining life of the related lease, contract, or asset, as applicable, in determining whether the assets are recoverable.

Income Taxes

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

Fair Value of Financial Instruments

     SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. Cash and cash equivalents, prepaids and other current assets,

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE PERIOD FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998
                                  (CONTINUED)

accounts payable and accrued liabilities are reflected in the consolidated financial statements at fair value because of the short-term maturity of these instruments. The fair value of long-term assets and debt closely approximates their carrying value. The Company uses quoted market prices, when available, or discounted cash flows to calculate these fair values.

Net Income Per Share

     The Company accounts for net income per share under the provisions of SFAS No. 128, "Earnings Per Share." This standard requires dual presentation of net income per common share and net income per share assuming dilution on the face of the statement of operations. Basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per common share assume that any dilutive convertible debentures outstanding at the beginning of each year were converted at those dates, with related interest and outstanding common shares adjusted accordingly. JCC's 8% Convertible Junior Subordinated Debentures due 2010 (the "Convertible Junior Subordinated Debentures") (see Note 4) were not included in the computation of diluted earnings per common share for 1998 because it would have resulted in an antidilutive effect. Diluted earnings per common share also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds. Since the exercise price associated with the HET Warrant (see Note 9) is above the market price of the Class A Common Stock, it was not dilutive in the current year.

Segment Information

     The Company's principal line of business is casino gaming.

Start-Up Activities

     The Company accounts for start-up activities under provisions of the AICPA Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities" which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred.

NOTE 2.  FRESH START REPORTING

     In accordance with SOP 90-7, the Company established its reorganization value and adopted "fresh start" accounting as of October 30, 1998. The Company adopted fresh-start reporting because owners immediately before filing and confirmation of the Plan of Reorganization received less than 50% of the voting shares of the emerging entity and its reorganization value is less than the postpetition liabilities and allowed claims, as shown below:

                                                              (IN THOUSANDS)
Postpetition current liabilities............................     $ 83,777
Liabilities deferred pursuant to Chapter 11 proceedings.....      523,468
                                                                 --------
Total postpetition liabilities and allowed claims...........      607,245
Reorganization value........................................      331,000
                                                                 --------
Excess of liabilities over reorganization value.............     $276,245
                                                                 ========

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE PERIOD FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998
                                  (CONTINUED)

     Pursuant to SOP 90-7, the total reorganization value of the reorganized Company's assets was determined using several factors and by reliance on various valuation methods, including discounting cash flow, as well as by analyzing market cash flow multiples applied to the Company's forecasted cash flows. The factors considered by the Company included: (i) forecasted cash flow results which gave effect to the estimated impact of the restructuring; (ii) the discounted residual value at the end of the forecast period; (iii) competition and general economic considerations; and (iv) future potential profitability. Based on this analysis, the Company, after consultation with an independent firm specializing in reorganizations, established the Company's reorganization value as follows:

                                                              (IN THOUSANDS)
Reorganization value as of Opening Date based upon
  independent appraisal.....................................    $ 495,000
Financing to occur post bankruptcy but prior to opening.....     (164,000)
                                                                ---------
Reorganization value........................................    $ 331,000
                                                                =========

     Under the principles of "fresh start" accounting, the Company's total net assets were recorded at this assumed reorganization value, which was then allocated to identifiable tangible assets on the basis of their estimated fair value. In accordance with "fresh start" accounting, the difference between the assumed reorganization value and the aggregate fair value of the identifiable tangible assets resulted in a reduction in the value assigned to intangible deferred operating contract costs and lease prepayments. In addition, the Company's accumulated deficit was eliminated.

     The effect of the Plan of Reorganization and the application of "fresh start" accounting to the Company's condensed (unaudited) balance sheet as of October 30, 1998 is as follows:

                                             (PREDECESSOR)                                       (SUCCESSOR)
                                             HARRAH'S JAZZ                                       JCC HOLDING
                                                COMPANY                                            COMPANY
                                            PRE-FRESH START                                      FRESH START
                                             BALANCE SHEET       PLAN OF                        BALANCE SHEET
                                              OCTOBER 30,     REORGANIZATION     FAIR VALUE      OCTOBER 30,
                                                 1998         ADJUSTMENTS(A)   ADJUSTMENTS(B)       1998
                                            ---------------   --------------   --------------   -------------
                                                                     (IN THOUSANDS)
Cash and cash equivalents.................     $  14,339        $ 112,288         $     --        $126,627
Prepaids and other assets.................            65               --               --              65
                                               ---------        ---------         --------        --------
          Total current assets............        14,404          112,288                0         126,692
Property and equipment....................       199,967               --          (11,795)        188,172
Deferred operating contract costs.........       122,222               --          (53,546)         68,676
Lease prepayments.........................        30,263               --          (13,278)         16,985
Other assets..............................         2,084               --            3,820           5,904
                                               ---------        ---------         --------        --------
          Total...........................     $ 368,940        $ 112,288         $(74,799)       $406,429
                                               =========        =========         ========        ========
Liabilities not subject to compromise.....     $  83,777        $  (8,348)        $     --        $ 75,429
Liabilities subject to compromise.........       523,468         (523,468)              --              --
Long-term debt............................            --          185,013               --         185,013
Other long-term obligations...............            --           37,900               --          37,900
Partners' deficit/stockholders' equity....      (238,305)         421,191          (74,799)        108,087
                                               ---------        ---------         --------        --------
          Total...........................     $ 368,940        $ 112,288         $(74,799)       $406,429
                                               =========        =========         ========        ========

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE PERIOD FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998
                                  (CONTINUED)

---------------

(A) To record the transactions consummated pursuant to the Plan of Reorganization and eliminate partners' deficit. These adjustments include a $15 million direct infusion of equity to JCC Holding from HCCIC.
(B) To record the adjustment to state assets and liabilities at fair value and adjust for the difference between the assumed reorganization value and the fair value of the identifiable tangible and intangible assets by reducing the value assigned to deferred operating contract costs and lease prepayments.

NOTE 3.  ACCRUED EXPENSES

     Accrued expenses as of December 31, 1998 consist of the following:

                                                              (IN THOUSANDS)
Preconfirmation contingencies...............................     $ 6,679
Interest....................................................       3,025
Construction costs..........................................       2,998
Legal fees..................................................         530
Due to HET..................................................         500
Payroll and related benefits................................         430
Other.......................................................         497
                                                                 -------
          Total.............................................     $14,659
                                                                 =======

     Preconfirmation contingencies represent amounts owed to creditors of the predecessor company, HJC, which were transferred to the Company under the Plan.

NOTE 4.  LONG-TERM DEBT AND OTHER FINANCING AGREEMENTS

     Long-term debt consists of the following as of December 31, 1998:

                                                              (IN THOUSANDS)
Bank Loans:
  A Term Loan...............................................     $ 40,000
  B Term Loan...............................................       30,000
                                                                 --------
          Total Bank Loans..................................       70,000
                                                                 --------
Senior Subordinated Notes With Contingent Payments Due
  2009......................................................      187,500
  Less Unamortized Discount.................................      (99,269)
                                                                 --------
                                                                   88,231
                                                                 --------
Senior Subordinated Contingent Notes Due 2009...............           --
Convertible Junior Subordinated Debentures Due 2010.........       27,288
                                                                 --------
          Total Long-Term Debt..............................     $185,519
                                                                 ========

Bank Loans

     Pursuant to the credit agreement dated as of October 29, 1998 (the "Credit Agreement") among JCC, as borrower, JCC Holding, as guarantor, and a syndicate of lenders led by Bankers Trust Company ("BTCo") (the "Bank Lenders"), JCC obtained a construction financing commitment from the Bank Lenders to provide JCC with $211.5 million under various term loans (the "Term Loans") and up to $25 million of available

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE PERIOD FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998
                                  (CONTINUED)

working capital (the "Working Capital Facility" and, collectively with the Term Loans, the "Bank Loans"). The Term Loans and the Working Capital Facility are a single combined credit facility.

     The Term Loans consist of a $60 million A Term Loan (the "A Term Loan") comprised of three tranches (i) a $10 million tranche ("Tranche A-1"); (ii) a $20 million tranche ("Tranche A-2"); and (iii) a $30 million tranche ("Tranche A-3") and a $151.5 million B Term Loan (the "B Term Loan") comprised of two tranches (i) a $30 million tranche ("Tranche B-1"); and (ii) a $121.5 million tranche ("Tranche B-2"). As of December 31, 1998, JCC had borrowed the amounts available under the Tranche A-1, A-3 and B-1 loans. The $121.5 million Tranche B-2 and the $20 million Tranche A-2 will be funded as required for the construction of the Casino with Tranche B-2 to be drawn prior to Tranche A-2. The Tranche A-1 and A-2 loans mature in April 2006 while the Tranche A-3 loan matures in January 2006. Both the Tranche B-1 and B-2 loans mature in January 2006.

     The Working Capital Facility provides JCC with up to $25 million of availability to meet short-term working capital requirements, including up to $10 million of availability for letters of credit. The Working Capital Facility is a $25 million revolving line of credit which terminates in January 2006. JCC had no outstanding borrowings under this facility at December 31, 1998.

     The interest rates on the bank loans assuming that they are maintained as Eurodollar loans are as follows:

                                                        INTEREST RATE
                                                        -------------
Tranche A-1..........................  LIBOR plus 1%
Tranche A-2..........................  LIBOR plus 2.5% to LIBOR plus 3.5%
Tranche A-3..........................  LIBOR plus 1%
Tranche B-1..........................  LIBOR plus 2.5%
Tranche B-2:
  Up to $10 Million..................  LIBOR plus HET applicable margin then in effect*
  In Excess of $10 Million...........  LIBOR plus 2.5% to LIBOR plus 3.5%
Working Capital Facility.............  LIBOR plus 2.5% to LIBOR plus 3.5%

---------------

* HET applicable margin represents HET's current interest rate on its credit facility.

     The interest rate on loans maintained as base rate loans is the sum of (i) the applicable base interest rate and (ii) that percentage (not below 1.0%) which is 1.0% less than the margin for loans of such tranche maintained as Eurodollar loans.

     The Term Loans have the following repayment terms:

Tranche A-1 and A-2 (Combined)...........  Quarterly installments of $100,000 beginning July 31, 2000 with a $27.8
                                           million lump sum payment due at maturity.
Tranche A-3..............................  Quarterly installments of $1 million in year one, $1.5 million in years two and
                                           three and $1.75 million in years four and
                                           five.
Tranche B-1 and B-2 (Combined)...........  Quarterly installments beginning July 31,
                                           2000 of $1.5 million in year one, $2.5
                                           million in years two through five, $2.125
                                           million in year six with a $97 million
                                           lump sum payment due at maturity.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE PERIOD FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998
                                  (CONTINUED)

     The scheduled quarterly repayments will be deferred for any of the first six semi-annual interest payment periods if interest on the New Notes (see below) is paid in kind and HET has deferred its fees under the terms of the Amended Management Agreement (see Note 6) and the HET/JCC Agreement (as defined below). Starting with the fourth year after the Effective Date, if JCC's Consolidated EBITDA (as defined in the indenture under which the New Notes are issued) does not exceed $28.5 million for the 12 months ending on the last day of the semi-annual period ended immediately prior to the most recent semi-annual interest payment date with respect to the New Notes, interest under the Term Loans will be deferred.

     The A Term Loan generally ranks senior to all existing and future indebtedness of JCC except certain obligations of JCC under an agreement (the "HET/JCC Agreement") among JCC, HET and Harrah's Operating Company, Inc., a wholly-owned subsidiary of HET ("HOCI"), pursuant to which HET and HOCI have provided an initial guaranty (a "Minimum Payment Guaranty") in favor of the State by and through the LGCB of a $100 million annual payment due to the State under the Amended and Renegotiated Casino Operating Contract (the "Minimum Payment").

     The Bank Loans are secured by liens on substantially all of the assets of each of JCC (excluding the Amended and Renegotiated Casino Operating Contract, funds deposited in the house bank maintained at the Casino and the Gross Gaming Revenue Share Payments (see Note 8) (the "Excluded Collateral")), JCC Holding, JCC Development, CP Development and FP Development. The Bank Loans contain affirmative covenants with respect to, among other things, the maintenance of certain leverage ratios, coverage ratios and levels of tangible net worth, limitations on indebtedness, changes in JCC's business, the sale of all or substantially all of JCC's assets, mergers, acquisitions, reorganizations and recapitalizations, liens, guarantees, the payment of management fees, dividends and other distribution, investments, debt prepayments, sale-leasebacks, capital expenditures, lease expenditures and transactions with affiliates, and financial reporting.

     The obligations of JCC under the Credit Agreement are guaranteed on a senior basis by JCC Holding, JCC Development, CP Development and FP Development.

     The Tranche A-2 and B-2 loans along with the Working Capital Facility are also guaranteed by HET and HOCI. As consideration for this guarantee, HET will receive an annual credit support fee from BTCo equal to 2%, and JCC will pay to HET an annual credit support fee equal to approximately 0.75%, of the average aggregate principal amount of loans and/or stated amount of letters of credit outstanding under Tranche A-2, Tranche B-2 and the Working Capital Facility (in the case of Tranche B-2, only to the extent of the aggregate principal amount thereof from time to time in excess of $10 million).

New Notes and New Contingent Notes

     In connection with the Plan of Reorganization, JCC issued (i) $187.5 million aggregate principal amount of New Notes maturing in 2009 pursuant to an indenture, dated as of the Effective Date, by and among JCC, as obligor, JCC Holding, JCC Development, CP Development and FP Development, as guarantors, and Norwest Bank Minnesota, National Association ("Norwest"), as Trustee, and (ii) New Contingent Notes maturing in 2009 pursuant to an indenture, dated as of the Effective Date, by and among JCC, as obligor, JCC Holding, JCC Development, CP Development and FP Development, as guarantors, and Norwest, as Trustee.

     The stated interest rate on the New Notes is considered by the Company to be lower than prevailing interest rates for debt with similar terms and credit ratings. The New Notes were therefore valued based on discounting concepts to approximate their fair value (16% discount rate).

     The fixed interest rate on the New Notes is 5.867% per annum, increasing over the first three years to a rate of 6.214% in the fourth and fifth years and increasing to 8% after the first five years ("Fixed Interest")

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE PERIOD FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998
                                  (CONTINUED)

and is payable semiannually in arrears on each May 15 and November 15, beginning May 15, 1999. JCC has the option to pay the first six semi-annual payments of Fixed Interest on the New Notes in kind rather than in cash; provided, however, that JCC must pay the first four semi-annual payments of Fixed Interest in kind if Tranche A-1 and/or Tranche A-2 is outstanding when such payments are due. JCC has the option to pay the fifth and sixth semi-annual payments of Fixed Interest in kind and may be required to do so by the Credit Agreement under certain circumstances; provided, however, that JCC may not pay the fifth and sixth semi-annual payments of Fixed Interest in kind if (i) Tranches A-1 and A-2 have been fully repaid, (ii) there are no outstanding drawings under the Working Capital Facility, other than letters of credit as permitted pursuant to the Credit Agreement, and (iii) JCC has accumulated cash availability of at least $20 million. At the present time, the Company anticipates that it will pay the first six interest payments on the New Notes in kind rather than in cash.

     If Consolidated EBITDA for JCC is less than $28.5 million for the 12 month period ending on the March 31 or September 30, as applicable, immediately preceding any interest payment date occurring on or after May 15, 2002, Fixed Interest on the New Notes must be paid in kind. Fixed Interest not paid in kind is payable in cash.

     Contingent payments with respect to the New Notes are generally based on a measurement amount which is defined as the Consolidated EBITDA of JCC plus or minus cash amounts advanced to or repaid by JCC Development, CP Development or FP Development. Contingent payments are payable on each interest payment date as follows:

May 15       37.5% of Consolidated EBITDA for the 12 month period ending on the immediately preceding March 31 in excess of $65
             million but less than $85 million
November 15  75% of Consolidated EBITDA for the 12 month period ending on the immediately preceding September 30 in excess of $65
             million and less than $85 million, less amounts paid on May
             15

     If, on any interest payment date, no contingent payments are due and payable to holders of New Notes in accordance with the foregoing, no contingent payments will be accrued or paid on such interest payment date.

     No fixed interest is payable in respect of the New Contingent Notes. All payments are contingent and are based upon the same measurement amount as the contingent payments required under the New Notes. Contingent payments are due on each May 15 and November 15. Contingent payments with respect to the New Contingent Notes are payable on each interest payment date as follows:

May 15 37.5% of Consolidated EBITDA for the 12 month period ending on the immediately preceding March 31 in excess of $85 million but less than $109.425 million
November 15  75% of Consolidated EBITDA for the 12 month period ending on the immediately preceding September 30 in excess of $85 million and less than $109.425 million, less amounts paid on May 15

     If, on any payment date, no contingent payments are due and payable to holders of New Contingent Notes in accordance with the foregoing, no contingent payments will be accrued or paid on such payment date.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE PERIOD FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998
                                  (CONTINUED)

     The New Notes and the New Contingent Notes are secured on an equal and ratable basis by liens on substantially all of the assets of JCC, JCC Holding, JCC Development, CP Development and FP Development (excluding the Excluded Collateral).

     JCC Holding, JCC Development, CP Development and FP Development have irrevocably and unconditionally guaranteed to each holder of New Notes the payment of principal, premium, if any, and interest (including contingent payments) on the New Notes. JCC Holding, JCC Development, CP Development and FP Development irrevocably and unconditionally guaranteed to each holder of New Contingent Notes the payment of contingent payments, if any, in respect of the New Contingent Notes.

     Upon a change in the manager of the Casino or other similar events, each holder of the New Notes will have the right, at such holder's option, to require JCC to purchase such holder's New Notes at 101% of the principal amount thereof plus accrued and unpaid interest. Due to the highly leveraged nature of JCC, JCC may not have sufficient financing to purchase the New Notes and satisfy other obligations which may become due upon such an event. New Notes and the New Contingent Notes are not redeemable or subject to mandatory prepayment prior to maturity, except that New Notes and New Contingent Notes are subject to redemption in the event the holders of these securities are required, but unable, to obtain certain qualifications or approvals from the LGCB. Each of the Indentures contains certain restrictions on, among other things, restricted payments, liens, incurrence of additional indebtedness, payment of management fees, subsidiary dividend restrictions, asset sales, transactions with affiliates, mergers and consolidations.

     Below is the summarized financial information for each of the entities (guarantors) on a stand-alone basis:

                                    JCC                     JCC           CP            FP
                                  HOLDING      JCC      DEVELOPMENT   DEVELOPMENT   DEVELOPMENT
                                  --------   --------   -----------   -----------   -----------
                                                         (IN THOUSANDS)
Current assets..................  $     --   $ 27,215    $     --       $   13        $   19
Non-current assets..............   104,720    302,716          --        4,662         8,506
Current liabilities.............       310     14,992          --           --            --
Non-current liabilities.........        --    223,419          --           --            --
Miscellaneous revenues..........        --         --          --           14            --
Income (loss) from operations...    (3,677)    (3,691)         --           14            --
Net income (loss)...............    (3,677)    (3,381)         --           14            --

     All of the assets of JCC Holding's subsidiaries are restricted and may not be transferred to JCC Holding in the form of loans, cash, or dividends without the consent of a third party.

Junior Subordinated Credit Facility

     On the Effective Date, JCC entered into a junior subordinated credit facility with HET and HOCI (the "Junior Subordinated Credit Facility") whereby HOCI agreed to make available to JCC up to $22.5 million of subordinated indebtedness to fund project costs to the extent that such costs exceed amounts available under the Term Loans (excluding Tranche A-2 and Tranche B-2), the proceeds from the sale of the Convertible Junior Subordinated Debentures and the $15 million equity investment by HCCIC in JCC Holding on the Effective Date. As of December 31, 1998, the Company has not drawn any amounts under the Junior Subordinated Credit Facility.

     The Junior Subordinated Credit Facility is unsecured. If on the termination of construction of the Casino, JCC has not borrowed the full $22.5 million under the Junior Subordinated Credit Facility, JCC must borrow

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE PERIOD FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998
                                  (CONTINUED)

the remaining amount and use the proceeds (i) first to pay any outstanding principal and interest under Tranche A-1 and (ii) second to pay any outstanding principal and interest under Tranche A-2.

     Amounts owing under the Junior Subordinated Credit Facility will be due and payable six months following the maturity of the New Notes. Early repayment is permitted, subject to meeting certain restricted payment tests. Outstanding principal under the Junior Subordinated Credit Facility bears interest at the rate of 8% per year. Interest on the Junior Subordinated Credit Facility will not be paid in cash and will be added to the outstanding principal amount if certain earnings before interest, taxes, depreciation and amortization ("EBITDA") tests are not met prior to September 30, 2001, or if JCC pays interest in kind on the New Notes after September 30, 2001. Any portion of the Junior Subordinated Credit Facility not paid at maturity will bear interest at the rate of 10% per year.

Convertible Junior Subordinated Debentures

     On the Effective Date, JCC issued to BTCo, Donaldson, Lufkin & Jenrette Securities Corporation, Salomon Smith Barney Inc., BT Alex. Brown Incorporated and Bank One, $27,287,500 aggregate principal amount of the Convertible Junior Subordinated Debentures. The Convertible Junior Subordinated Debentures mature in May 2010. The Convertible Junior Subordinated Debentures bear interest at the rate of 8% per year, payable semi-annually in cash; provided, however, that JCC has the option of paying the interest on the Convertible Junior Subordinated Debentures, in whole or in part, in kind rather than in cash (i) at any time on or prior to October 30, 2003, and (ii) at any time thereafter if JCC did not make contingent payments with respect to the New Contingent Notes on the immediately preceding interest payment date for the New Contingent Notes.

     The Convertible Junior Subordinated Debentures are unsecured obligations of JCC. The Convertible Junior Subordinated Debentures are convertible at the option of the holders, in whole or in part, at any time after October 1, 2002, into Common Stock of JCC Holding at a conversion price of $25.00 per share, subject to dilution and other appropriate adjustments. In addition, if the Convertible Junior Subordinated Debentures are at any time called for redemption, each holder of Convertible Junior Subordinated Debentures may, subject to certain limitations, convert such holder's Convertible Junior Subordinated Debentures at such time. The Convertible Junior Subordinated Debentures are redeemable at the option of the Company (i) at any time at par plus accrued but unpaid interest in cash, or (ii) at any time during the 12 months prior to October 30, 2010 if the conversion price is greater than the Current Market Price per share on the redemption date, at par plus accrued but unpaid interest, payable in shares of Common Stock or a combination of cash and shares of Common Stock. The "Current Market Price" is defined to generally mean the volume weighted average for the preceding 10 trading days of the last reported sale price (or, if no last reported sales price is available for any such trading day, the last reported closing bid price on such trading day) of the Common Stock.

     The indenture under which the Convertible Junior Subordinated Debentures are issued restricts mergers and consolidations involving, and the sale, transfer, lease or conveyance of all or substantially all of the assets of, JCC and JCC Holding. The obligations of JCC to the holders of the Convertible Junior Subordinated Debentures are guaranteed on a subordinated basis by JCC Holding.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE PERIOD FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998
                                  (CONTINUED)

     As of December 31, 1998, maturities of long-term debt are as follows:

                                                              (IN THOUSANDS)
1999........................................................     $     --
2000........................................................        2,661
2001........................................................        6,717
2002........................................................        8,114
2003........................................................        8,614
Thereafter..................................................      159,413
                                                                 --------
          Total Long-Term Debt..............................     $185,519
                                                                 ========

NOTE 5.  FEDERAL INCOME TAXES

     The effective income tax rate as of December 31, 1998 on income attributable to continuing operations differs from the statutory federal income tax rate as follows:

                                                               1998
                                                              ------
Statutory federal rate......................................   38.00%
State income taxes, net of federal income tax benefit.......      --
Valuation allowance.........................................  (37.09)
Permanent items.............................................   (0.91)
                                                              ------
Effective Tax Rate..........................................    0.00%
                                                              ======

     The tax effects of the items comprising the Company's net deferred tax liability as of December 31, 1998 consist of the following:

                                                              ASSETS    LIABILITIES    TOTAL
                                                              -------   -----------   --------
                                                                       (IN THOUSANDS)
Current:
  Accrued reserves..........................................  $   122    $     --     $    122
  Valuation allowance.......................................     (122)         --         (122)
                                                              -------    --------     --------
          Total current.....................................       --          --           --
                                                              -------    --------     --------
Non-current:
  Discount on debt..........................................       --     (37,722)     (37,722)
  Net operating loss........................................    1,554          --        1,554
  Capitalized interest......................................       --        (559)        (559)
  Original issue discount...................................       54          --           54
  Valuation allowance.......................................   (1,227)         --       (1,227)
                                                              -------    --------     --------
          Total non-current.................................      381     (38,281)     (37,900)
                                                              -------    --------     --------
          Total.............................................  $   381    $(38,281)    $(37,900)
                                                              =======    ========     ========

     To the extent the Company had net deferred tax assets as of December 31, 1998, a valuation allowance was established to reduce such net deferred tax assets to zero. The corresponding charge to increase the valuation allowance reduced the Company's 1998 income tax benefit.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE PERIOD FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998
                                  (CONTINUED)

     During the period from October 30, 1998 to December 31, 1998, the Company incurred a net operating loss, resulting in a carryforward for federal income tax purposes of approximately $1.6 million. For federal income tax purposes, the net operating loss carryforward will expire in 2018.

NOTE 6.  RELATED PARTY TRANSACTIONS

Management Agreement

     The operations of the Casino are to be managed by Harrah's New Orleans Management Company ("Harrah's Management" or "Manager"), a wholly-owned subsidiary of HET, pursuant to the second amended and restated management agreement (the "Amended Management Agreement"). The Amended Management Agreement dated October 29, 1998, has a 20 year term expiring October 29, 2018, but may be extended for four consecutive terms of ten years each at the option of Harrah's Management, provided Harrah's Management is not in default under the agreement. Under the terms of the Amended Management Agreement, Harrah's Management is entitled to receive a management fee having two components. The first component is equal to 3% of annual gross revenues of the casino. The second component (the "Incentive Fee") is equal to 7% of Consolidated EBITDA above (i) $40 million for the six month period ending on each March 31 after the Opening Date, and (ii) $75 million for the applicable 12 month period ending on each September 30 after the Opening Date, less the Incentive Fee paid to the Manager for the six months included in the applicable 12 month period; provided, however, that the Manager will refund to JCC all fees paid by JCC under clause (i) if Consolidated EBITDA does not exceed $75 million for the applicable 12 month period. In addition, Harrah's Management is entitled to receive a travel fee equal to $100,000 per year, subject to adjustment by the Consumer Price Index and a "marketing contribution," which as of December 31, 1998 was an amount equal to 0.4% of the Casino's net revenues. The Manager may increase this marketing contribution from time to time to ensure that it generally equals the fee charged to other participating casinos owned or managed by HET's affiliates. For the period from October 30, 1998 to December 31, 1998, the Company paid HET $3.7 million consisting primarily of reimbursements for pre-Effective Date amounts.

     As of December 31, 1998, due to HET of $500,000, which was included in accrued expenses, consisted of non-interest bearing current payables for payroll and other similar costs.

HET/JCC Agreement

     On the Effective Date, JCC entered into the HET/JCC Agreement with HET, under which HET and HOCI have provided an initial Minimum Payment Guaranty for the benefit of the State by and through the LGCB to assure payment of the Minimum Payment, subject to renewal or early termination in accordance with the terms of the HET/JCC Agreement.

     HET and HOCI have committed to provide a Minimum Payment Guaranty through the COC Fiscal Year (as defined below) ending March 31, 2004, provided that certain conditions are met by JCC. HET and HOCI will receive a $6 million per year guaranty fee for the COC Fiscal Years ending March 31, 2000 and 2001 and a $5 million per year guaranty fee for the COC Fiscal Years ending March 31, 2002, 2003 and 2004, all payable quarterly. HET will receive a pro rata fee based on an annual fee of $6 million for any partial COC Fiscal Year ending March 31, 1999 or for the COC Fiscal Year ending March 31, 2000 if it is a partial COC Fiscal Year. Under the Amended and Renegotiated Casino Operating Contract, a "COC Fiscal Year" is defined to mean a 12-month period beginning April 1, provided that the first Full COC Fiscal Year is defined to mean the period commencing on the Casino Opening Date and ending on the first March 31st thereafter.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE PERIOD FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998
                                  (CONTINUED)

HET Loan Guarantee

     HET and HOCI have provided a payment guarantee with respect to Tranche A-2, Tranche B-2 and the Working Capital Facility (the "HET Loan Guarantee"). In exchange for the HET Loan Guarantee, JCC will pay to HET an annual support fee equal to 0.75% of the average aggregate principal amount of loans and/or stated amounts of letters of credit outstanding under Tranche A-2, Tranche B-2 and the Working Capital Facility (in the case of Tranche B-2, only to the extent of the aggregate principal amount thereof from time to time in excess of $10 million). As of December 31, 1998 there were no amounts borrowed under Tranche A-2, Tranche B-2 and the Working Capital Facility.

Junior Subordinated Credit Facility

     HET and HOCI have provided JCC with the $22.5 million Junior Subordinated Credit Facility (see Note 4).

Completion Guarantee

     HET and HOCI have entered into a series of completion guarantees pursuant to which HET and HOCI have guaranteed, among other things, the completion of the Casino and the payment of all obligations of JCC up to and through the completion of the Casino construction. This includes the duty to complete, equip and open the Casino if JCC fails to commence or complete the Casino construction and to pay JCC costs and expenses until the Casino opens prior to the termination of the construction date.

Amended Completion Loan Agreement

     On the Effective Date, JCC and HET entered into an amended and restated subordinated completion loan agreement under which any expenditures made by HET under the Completion Guarantees, which are not also expenditures under an amended and restated construction lien indemnity agreement between HOCI and JCC, are deemed unsecured loans ("Completion Loans"). HET is required to make Completion Loans to the extent that the total cost to complete the Casino exceeds the budgeted cost to complete the Casino. The Completion Loans bear interest at a rate of 8% per year and mature on April 30, 2010. The obligation of JCC to repay amounts advanced by HET under the Completion Guarantees is an unsecured obligation of JCC and is junior in the right of payment to the principal and interest due and payable with regard to the New Notes, the New Contingent Notes and the Bank Loans.

     Except for the guarantee fees payable in connection with the HET Loan Guarantee, no further fee may be paid by JCC to HET for issuing the Completion Guarantees and advice in connection with arranging the financing for completion of the Casino.

NOTE 7.  LEASES

     The Company leases both real estate and equipment for use in its business through operating leases. In addition to minimum rentals, certain leases provide for contingent rents based on percentages of revenue. Real estate operating leases range from 12 months to 30 years with options for extensions for up to an additional 30 years. The average remaining term for non-real estate leases extends approximately one year.

The Casino Site

     JCC entered into an Amended and Restated Ground Lease Agreement dated October 29, 1998 (the "Amended Ground Lease") with the Rivergate Development Corporation ("RDC"), as landlord, and the

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE PERIOD FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998
                                  (CONTINUED)

City, as intervenor, for the site on which the Casino is being constructed. The initial term of the Amended Ground Lease is for 30 years beginning October 29, 1998, with three consecutive ten-year renewal options.

     Under the terms of the original ground lease, HJC was required to make an initial payment of $30 million. The Amended Ground Lease requires payment of $736,000 per month until the Casino opens. These monthly payments will be capitalized during the construction of the Casino until opening and amortized over the remaining life of the Ground Lease. Upon the Casino's opening, the minimum lease payment increases to $12.5 million per year. The Amended Ground Lease provides for additional rents based on various percentages of gross gaming and non-gaming revenues. JCC is also required to make a $2.0 million annual contribution to the Orleans Parish School Board as well as certain additional one time rental payments totaling $2.25 million over the lease term. JCC is also obligated to pay contingent rent in the event a dividend is declared or if the Manager is paid a termination fee. Under certain conditions, the RDC has a one-time right to receive additional rent based on the net market appreciation of JCC Holdings' Common Stock as computed by a defined formula. JCC is also required to contribute $1.0 million annually to the City for a joint marketing fund and to make monthly payments after the Casino opens to a capital replacement fund. The annual aggregate payments to the capital replacement fund are $3.0 million in the first year of Casino operations and increase $1.0 million in year two and three and in each succeeding year the payments are based on 2.0% of gross gaming and non-gaming revenues. In connection with the development of the second floor of the Casino, JCC will also be required to pay the RDC rent equal to 50% of net operating income generated from operations on the second floor of the Casino.

     The aggregate contractual future minimum rental commitments, excluding contingent rentals as of December 31, 1998, is as follows:

                                                              (IN THOUSANDS)
1999........................................................     $  4,804
2000........................................................       17,759
2001........................................................       16,322
2002........................................................       16,343
2003........................................................       16,375
Thereafter..................................................      407,109
                                                                 --------
          Total Minimum Lease Payments......................     $478,712
                                                                 ========

     Lease expense for the period from October 30, 1998 to December 31, 1998 was approximately $139,000.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

     The Company is involved in various inquiries and administrative proceedings arising in the normal course of business. While any proceeding has an element of uncertainty, the Company believes that the final outcome of these matters will not have a material adverse effect upon the Company's consolidated financial position or its results of operations.

Amended and Renegotiated Casino Operating Contract

     Pursuant to the Original Casino Operating Contract, which commenced on July 15, 1994, the LEDGC granted HJC the right to conduct gaming operations at the Casino. Under the Plan of Reorganization, on the Effective Date, all of HJC's right, title and interest in and to the Original Casino Operating Contract revested in HJC, and the Original Casino Operating Contract was modified by the Amended and Renegotiated Casino Operating Contract and assigned to JCC in accordance with applicable State law and the agreement of the

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE PERIOD FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998
                                  (CONTINUED)

parties thereto. The term of the Amended and Renegotiated Casino Operating Contract is 20 years, commencing in July 1994, with one automatic ten year renewal option.

     Under the Original Casino Operating Contract, HJC paid the LEDGC an initial payment of $125 million (the "Initial Payment") in installments as well as 25% of the gross gaming revenues from a casino operated by HJC in the City's Municipal Auditorium on a temporary basis from May 1, 1995 to November 22, 1995 (the "Basin Street Casino"). Under the Amended and Renegotiated Casino Operating Contract, during each fiscal year of the Casino's operation, JCC is required to pay to the State, by and through the LGCB, an amount equal to the greater of (i) $100 million or (ii) the sum of the following percentages of gross gaming revenue from the Casino in a fiscal year (the "Gross Gaming Revenue Share Payments"):

    (A) 18.5% of gross gaming revenue up to and including $600 million

    (B) 20% of gross gaming revenue in excess of $600 million up to and including $700 million

    (C) 22% of the gross gaming revenue in excess of $700 million up to and including $800 million

    (D) 24% of gross gaming revenue in excess of $800 million up to and including $900 million

    (E) 25% of gross gaming revenue in excess of $900 million

     Under the Amended and Renegotiated Casino Operating Contract, JCC was required to advance the LGCB up to $3.5 million to reimburse the LGCB for its actual personnel costs (to include LGCB, State Police and Attorney General personnel and contract staff appropriate to the suitability process) that were incurred in connection with the suitability findings necessary for the execution of the Amended and Renegotiated Casino Operating Contract and the opening of the Casino (the "Initial Costs"). HJC paid $500,000 of this amount prior to the Effective Date and JCC advanced $3 million of this amount on the Effective Date. Six months after the Effective Date, the LGCB will provide JCC with a full accounting of amounts spent to date and projections of anticipated additional Initial Costs. The LGCB also may notify JCC that the Initial Costs have exceeded the $3.5 million advanced to the LGCB, in which case JCC may be required by the LGCB and/or State to pay such additional amounts within 15 days of demand. There can be no assurance that the Initial Costs will not exceed $3.5 million, and in the event that the Initial Costs do exceed $3.5 million, it is likely that the LGCB and/or State will require JCC to pay such additional amounts to them.

     The Amended and Renegotiated Casino Operating Contract obligates JCC to maintain a capital replacement fund. The capital replacement fund is the same as that required pursuant to the Amended Ground Lease and Amended Management Agreement and is not meant to duplicate the capital replacement fund obligations under the Amended Ground Lease and Amended Management Agreement (see Note 7).

General Development Agreement

     The General Development Agreement ("GDA") entered into with the RDC sets forth the obligations of the parties and the procedures to be followed relating to the design, development and construction of the Casino and certain related facilities. JCC is obligated to reimburse the RDC for certain costs incurred during the construction of the Casino and certain of its parking facilities, totaling approximately $280,000.

Amended Open Access Program and Plans

     The Amended Open Access Program requires JCC to form a special purpose corporation to interface with new and existing businesses owned and controlled by minorities, women and disadvantaged persons. HJC was required to capitalize this corporation with $500,000. JCC will underwrite its operations at a minimum of $250,000 per year for five years. JCC must also contribute an additional $500,000 per year for five years to

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE PERIOD FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998
                                  (CONTINUED)

similar public efforts, in accordance with standards to be established by the Company. On the Effective Date $250,000 was funded for the first of the five year commitment to fund operations.

Audubon Institute Agreement

     Upon the Effective Date, JCC assumed the obligations related to a ticket purchase agreement with the Audubon Institute whereby JCC has agreed to purchase tickets from the Audubon Institute for a minimum of $375,000 per year for the first six years of Casino operations. This amount is subject to increase based on increasing gross gaming revenue levels achieved by JCC.

Construction Agreements

     JCC has other commitments related to the construction of the Casino and related parking facilities totaling approximately $46.7 million as of December 31, 1998.

Other Contingencies

     The Company has various commitments to HET and its subsidiaries (see Note
6).

     The enactment and implementation of gaming legislation in the State and the development of the Casino, the Basin Street Casino and related facilities have been the subject of lawsuits, claims and delays brought about by various parties. Additional lawsuits and the uncertain political environment may result in further delays, all of which could have a material adverse effect on the Company.

NOTE 9.  STOCKHOLDERS' EQUITY

Capital Structure

     Pursuant to the Plan of Reorganization, the outstanding capital stock of JCC Holding consists of shares of Class A Common Stock and Class B Common Stock. With certain exceptions, including the election of directors and the right to separate class voting with respect to certain amendments to JCC Holding's Restated Certificate of Incorporation and Second Amended and Restated Bylaws (the "Bylaws"), each share of Common Stock (including, prior to the Transition Date (as defined below), each share of Class A Common Stock and Class B Common Stock) has identical rights and privileges, and ranks equally, shares ratably and is identical in every respect and as to all matters, including rights in liquidation, and is entitled to vote upon all matters submitted to a vote of the common stockholders, is entitled to one vote for each share of Common Stock held, and, except as otherwise required by law, the holders of shares of Common Stock generally vote together as one class on all matters submitted to a vote of stockholders. However, prior to the Transition Date, (1) maximum number of authorized directors on JCC Holding's board of directors is six, three of which are to be elected by the holders of the Class A Common Stock (each, a "Class A Director") and three of which are to be elected by the holders of the Class B Common Stock (each, a "Class B Director"), (2) any amendment to the JCC Holding's Restated Certificate of Incorporation and Bylaws which affects the right of holders of the Class A Common Stock or the Class A directors or which affects the rights of holders of the Class B Common Stock or the Class B Directors must be approved by the affirmative vote of the holders of a majority of the affected class of Common Stock and (3) only certain entities may hold Class B Common Stock. On the Transition Date, each share of Class A Common Stock and each share of Class B Common Stock will automatically convert into one share of Unclassified Common Stock. Accordingly, on and after the Transition Date, directors will be elected by the affirmative vote of the holders of a plurality of the shares of Unclassified Common Stock and the restrictions described in clauses (2) and (3) of the preceding sentence will no longer be applicable. "Transition Date" means the date upon which the earliest of the following events occurs:

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE PERIOD FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998
                                  (CONTINUED)

(1) the third anniversary of the date on which the Casino is open to customers,
(2) the end of two consecutive 12-month periods in each of which contingent payments under the New Notes and the New Contingent Notes equals or exceeds $15 million and (3) the end of a 30-day period during which the average daily closing Minimum Market Value (as defined below) equals or exceeds $435 million. "Minimum Market Value" means, for any trading day, the sum of (a) the closing price of Class A Common Stock multiplied by the number of shares of Class A Common Stock that were issued to holders of the Old Bonds on the Effective Date pursuant to the Plan of Reorganization and (b) the closing price for $1,000 of the New Notes and the New Contingent Notes divided by $1,000, and then multiplied by the aggregate principal amount of the New Notes and the New Contingent Notes outstanding.

HET Warrant

     Pursuant to a warrant agreement between JCC Holding and HCCIC dated October 30, 1998, HCCIC received warrants (the "HET Warrant") entitling it to purchase additional shares of JCC Holding Common Stock such that, upon exercise of the HET Warrant in its entirety, HET and its subsidiaries, including HCCIC, will own in the aggregate 50.0% of the then outstanding shares of Common Stock, subject to certain adjustments. The number of shares issuable upon exercise of the HET Warrant is four million. However, the number of shares issuable under the HET Warrant will be adjusted as necessary by JCC Holding's board of directors in order to preserve the right of HET and its subsidiaries to own in the aggregate 50.0% of the Common Stock upon full exercise of the HET Warrant. The HET Warrant is exercisable at any time after the Transition Date until the sixth anniversary of the Opening Date, in whole or in part at a price of $15.00 per share of Common Stock. HET and its subsidiaries are not permitted to exercise the HET Warrant with respect to that number of shares which would cause HET and its subsidiaries to own more than 50.0% of the Common Stock until such time as such exercise will not cause HET and its subsidiaries to own more than 50.0% of the then outstanding shares of Common Stock. If at any time after the Transition Date the closing bid price of the Common Stock has exceeded $20.00 per share for 60 consecutive trading days, JCC Holding's board of directors may elect to give written notice to HET of an election to redeem 75% of the warrants at $0.05 per warrant unless HET exercises the warrants within forty-five days after the date of such notice. If (i) an election to redeem warrants is made by JCC Holding, and (ii) HET exercises warrants with respect to that number of shares which at the time of exercise would cause HET and its subsidiaries to own in the aggregate 50.0% of the then outstanding shares of Common Stock, then none of the then existing warrants which were called for redemption shall be redeemed.

NOTE 10.  EMPLOYEE AGREEMENTS AND BENEFIT PLANS

Jazz Casino Company, LLC Savings and Retirement Plan

     On November 27, 1998 the Company established a savings and retirement plan under Section 401(k) of the Internal Revenue Code ("401(k) Plan"). The 401(k) Plan allows eligible employees to contribute up to 6% of their compensation on a pre-tax basis. Under the terms of the Plan, the Company will match 100% of such contributions and may elect to make an additional discretionary contribution in any year. The Company's contribution expense for the period from October 30, 1998 to December 31, 1998 is approximately $4,400.

JCC Holding 1998 Long-Term Incentive Plan

     On October 29, 1998, the Board of Directors adopted the JCC Holding 1998 Long-Term Incentive Plan (the "LTIP"), which is subject to stockholder approval. Under the terms of the LTIP, the following can be awarded to employees, officers, consultants and directors: stock options, stock appreciation rights, performance

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE PERIOD FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998
                                  (CONTINUED)

units, restricted stock, dividend equivalents, other stock-based awards or any other right or interest relating, prior to the Transition Date, Class A Common Stock, or on or after the Transition Date, Unclassified Common Stock. JCC Holding has reserved for issuance upon the grant or exercise of the above awards, 750,000 shares of the authorized but unissued shares of Class A Common Stock. At December 31, 1998, no awards have been granted under the LTIP.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Harrah's Jazz Company:

     We have audited the accompanying consolidated balance sheets of Harrah's Jazz Company (a Louisiana general partnership) and subsidiary ("HJC") as of December 31, 1997, and the related consolidated statements of operations, partners' capital and cash flows for the ten-month period ended October 30, 1998 and for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of HJC's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harrah's Jazz Company and subsidiary as of December 31, 1997, and the results of their operations and their cash flows for the ten-month period ended October 30, 1998 and for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          /s/ Arthur Andersen LLP

New Orleans, Louisiana
March 25, 1999

                      HARRAH'S JAZZ COMPANY AND SUBSIDIARY
                      (PREDECESSOR TO JCC HOLDING COMPANY)
                             (DEBTOR-IN-POSSESSION)

                           CONSOLIDATED BALANCE SHEET
                            AS OF DECEMBER 31, 1997
                                 (IN THOUSANDS)
                                (NOTES 1 AND 2)

                                                                1997
                                                              --------
                                ASSETS
Current assets
  Cash and cash equivalents (includes restricted cash of
     $3,335 -- Note 3)......................................  $  3,755
  Other.....................................................       561
                                                              --------
          Total current assets..............................     4,316
                                                              --------
Land, buildings and equipment
  Property held for development.............................    13,200
  Construction in progress..................................   157,475
  Furniture, fixtures and equipment, net of accumulated
     depreciation of $6,598.................................    24,857
                                                              --------
                                                               195,532
Deferred assets, net of amortization
  Deferred operating contract costs (Notes 2 and 8).........   122,222
  Lease prepayments (Notes 2 and 7).........................    30,263
  Other.....................................................     2,084
                                                              --------
                                                              $354,417
                                                              ========

                  LIABILITIES AND PARTNERS' DEFICIT
Liabilities not subject to compromise
  Accounts payable..........................................  $  1,170
  Accrued expenses..........................................     9,756
  Debtor-in-possession loans (Notes 1 and 6)................    32,230
                                                              --------
          Total liabilities not subject to compromise.......    43,156
Liabilities subject to compromise (Note 5)..................   523,468
Commitments and contingencies (Notes 7 and 8)
  Partners' deficit (Notes 1 and 4)
  Partners' capital contributions...........................   167,000
  Accumulated deficit.......................................  (379,207)
                                                              --------
          Total partners' deficit...........................  (212,207)
                                                              --------
                                                              $354,417
                                                              ========

         The accompanying notes are an integral part of this statement.

                      HARRAH'S JAZZ COMPANY AND SUBSIDIARY
                      (PREDECESSOR TO JCC HOLDING COMPANY)
                             (DEBTOR-IN-POSSESSION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE TEN-MONTH PERIOD ENDED OCTOBER 30, 1998
               AND FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                                 (IN THOUSANDS)
                                (NOTES 1 AND 2)

                                                             TEN-MONTH
                                                            PERIOD ENDED    YEAR ENDED     YEAR ENDED
                                                            OCTOBER 30,    DECEMBER 31,   DECEMBER 31,
                                                                1998           1997           1996
                                                            ------------   ------------   ------------
REVENUES:
  Other...................................................    $     87       $  1,679       $  1,661
OPERATING EXPENSES:
  General and administrative..............................      14,965         14,703         17,459
  Depreciation............................................         522            610            612
                                                              --------       --------       --------
          Total operating expenses........................      15,487         15,313         18,071
                                                              --------       --------       --------
          Loss from operations............................     (15,400)       (13,634)       (16,410)
                                                              --------       --------       --------
REORGANIZATION ITEMS:
  Costs and expenses (Note 2).............................      (7,643)        (6,569)        (8,117)
  Adjust assets to reorganization value (Note 1)..........     (74,799)            --             --
  Recovery of accounts receivable.........................           3            683          3,832
  Interest income.........................................         126            251            416
                                                              --------       --------       --------
          Total reorganization items......................     (82,313)        (5,635)        (3,869)
                                                              --------       --------       --------
OTHER INCOME (EXPENSE):
  Interest expense, net of capitalized interest (Notes 2
     and 6)...............................................          --         (1,975)          (621)
                                                              --------       --------       --------
NET INCOME/(LOSS) BEFORE EXTRAORDINARY ITEM...............     (97,713)       (21,244)       (20,900)
EXTRAORDINARY ITEM -- gain on discharge of debt (Note
  1)......................................................     267,706             --             --
                                                              --------       --------       --------
          Net Income/(Loss)...............................    $169,993       $(21,244)      $(20,900)
                                                              ========       ========       ========

        The accompanying notes are an integral part of these statements.

                      HARRAH'S JAZZ COMPANY AND SUBSIDIARY
                      (PREDECESSOR TO JCC HOLDING COMPANY)
                             (DEBTOR-IN-POSSESSION)

             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                FOR THE TEN-MONTH PERIOD ENDED OCTOBER 30, 1998
               AND FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                                 (IN THOUSANDS)
                                (NOTES 1 AND 2)

                                                      PARTNERS' CAPITAL   ACCUMULATED   EQUITY AS A RESULT
                                                        CONTRIBUTIONS       DEFICIT     OF REORGANIZATION
                                                      -----------------   -----------   ------------------
Balance -- December 31, 1995........................      $ 167,000        $(337,063)        $
Net loss............................................             --          (20,900)              --
                                                          ---------        ---------         --------
Balance -- December 31, 1996........................        167,000         (357,963)              --
Net loss............................................             --          (21,244)              --
                                                          ---------        ---------         --------
Balance -- December 31, 1997........................        167,000         (379,207)              --
Net Income..........................................             --          169,993               --
Discharge of debt exchanged in part for equity......             --               --          135,301
Reclassification of partners' capital contributions
  and accumulated deficit as of effective date......       (167,000)         209,214          (42,214)
                                                          ---------        ---------         --------
Balance -- October 30, 1998.........................      $      --        $      --         $ 93,087
                                                          =========        =========         ========

        The accompanying notes are an integral part of these statements.

                      HARRAH'S JAZZ COMPANY AND SUBSIDIARY
                      (PREDECESSOR TO JCC HOLDING COMPANY)
                             (DEBTOR-IN-POSSESSION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE TEN-MONTH PERIOD ENDED OCTOBER 30, 1998
               AND FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                                 (IN THOUSANDS)
                                (NOTES 1 AND 2)

                                                             TEN-MONTH
                                                            PERIOD ENDED    YEAR ENDED     YEAR ENDED
                                                            OCTOBER 30,    DECEMBER 31,   DECEMBER 31,
                                                                1998           1997           1996
                                                            ------------   ------------   ------------
Cash flows from operating activities:
  Net income (loss).......................................   $ 169,993       $(21,244)      $(20,900)
  Adjustments to reconcile net loss to net cash used in
     operations
     Adjust assets to reorganization value................      74,799             --             --
     Gain on discharge of debt............................    (267,706)            --             --
     Depreciation.........................................         522            610            612
     (Increase) decrease in other current assets..........          --            208          1,423
     Increase (Decrease) in accounts payable and accrued
       expenses...........................................      10,162          1,159         (5,416)
     Increase (decrease) in accounts payable and accrued
       expenses prior to Petition Date....................          --            (15)         4,123
     Other................................................          --            (10)          (235)
                                                             ---------       --------       --------
       Cash flows used in operating activities............     (12,230)       (19,292)       (20,393)
                                                             ---------       --------       --------
Cash flows from investing activities:
  Purchase of land, buildings and equipment...............      (4,956)        (2,125)        (9,631)
  Proceeds from sale of property..........................          --             10             --
                                                             ---------       --------       --------
       Cash flows used in investing activities............      (4,956)        (2,115)        (9,631)
                                                             ---------       --------       --------
Cash flows from financing activities:
  Proceeds received from Debtor-in-Possession
     borrowings...........................................      27,770         15,048         17,182
                                                             ---------       --------       --------
       Cash flows provided by financing activities........      27,770         15,048         17,182
                                                             ---------       --------       --------
Net increase (decrease) in cash and cash Equivalents......      10,584         (6,359)       (12,842)
Cash and cash equivalents, beginning of period............       3,755         10,114         22,956
                                                             ---------       --------       --------
Cash and cash equivalents, end of period..................   $  14,339       $  3,755       $ 10,114
                                                             =========       ========       ========

        The accompanying notes are an integral part of these statements.

                      HARRAH'S JAZZ COMPANY AND SUBSIDIARY
                      (PREDECESSOR TO JCC HOLDING COMPANY)
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, BANKRUPTCY, BASIS OF PRESENTATION AND FACTORS AFFECTING FUTURE PERFORMANCE

Organization

     Harrah's Jazz Company ("HJC") is a Louisiana general partnership that was formed on November 29, 1993 for the purposes of developing, owning and operating the exclusive land-based casino entertainment facility (the "Casino") in New Orleans, Louisiana, on the site of the former Rivergate Convention Center. HJC operated a temporary casino in the Municipal Auditorium (the "Basin Street Casino" and, together with the Casino, the "Gaming Facilities") from May 1, 1995 to November 22, 1995.

     HJC was comprised of (i) Harrah's New Orleans Investment Company ("HNOIC"), an indirect wholly-owned subsidiary of Harrah's Entertainment, Inc. ("HET"),
(ii) New Orleans/Louisiana Development Corporation ("NOLDC"), and (iii) Grand Palais Casino, Inc. ("Grand Palais" and, collectively with HNOIC and NOLDC, the "Partners").

     HJC entered into a contract (the "Casino Operating Contract") with the Louisiana Economic Development and Gaming Corporation ("LEDGC") to develop and operate the casino at the Rivergate site and entered into the Ground Lease with the City of New Orleans (the"City") and the Rivergate Development Corporation (the "RDC") for the Rivergate site. HJC, the RDC and the City also entered into the General Development Agreement which governed the design, development and construction of the casino and certain related facilities and an open access program and open access plans adopted thereunder regarding hiring goals and programs (collectively, the "Open Access Program and Plans"). HJC engaged Harrah's New Orleans Management Company ("the Manager"), an indirect wholly-owned subsidiary of HET, to manage the operations of the casino.

Petition For Relief Under Chapter 11

     On November 22, 1995 (the "Petition Date"), HJC (which is sometimes referred to herein as the "Debtor") and its subsidiary Harrah's Jazz Finance Corp. ("Finance Corp.") (sometimes referred to collectively herein as the "Debtors") filed petitions for relief under Chapter 11 of Title 11 of the United States Code ("Chapter 11") in the United States Bankruptcy Court for the Eastern District of Louisiana (the "Bankruptcy Court" or the "Court").

     Under Chapter 11, the prosecution of certain claims against the Debtor in existence prior to the Petition Date is stayed under federal bankruptcy law while the Debtor attempts to reorganize. These claims are reflected in the December 31, 1997 consolidated balance sheet as "liabilities subject to compromise." Additional claims (also included in the account "liabilities subject to compromise") may arise subsequent to the filing date from rejection of executory contracts, including leases, and from the determination by the Court (or agreement by the parties in interest) with respect to allowed claims for contingencies and other disputed amounts. The prosecution of claims secured by the Debtors' assets also is stayed, although the holders of such claims have the right to move the Court for relief from the stay. Secured claims are collateralized primarily by substantially all of the Debtors' assets.

     HJC, Finance Corp., HNOIC and HET (collectively, the "Proponents") filed a plan of reorganization and related disclosure statement with the Bankruptcy Court on April 3, 1996. As a result of, among other things, ongoing negotiations with the City, the State of Louisiana and other parties, the Proponents amended the plan of reorganization several times during the reorganization process.

     Following a hearing on the adequacy of the disclosure statement held on September 3, 1998, the disclosure statement was approved, and the Plan of Reorganization was confirmed by Bankruptcy Court on October 13, 1998. The Plan of Reorganization and the transactions contemplated thereby were consummated on October 30, 1998.

                      HARRAH'S JAZZ COMPANY AND SUBSIDIARY
                      (PREDECESSOR TO JCC HOLDING COMPANY)
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

     JCC Holding Company ("JCC Holding") was incorporated under Delaware law on August 20, 1996 in contemplation of succeeding to all of the assets and liabilities of HJC. JCC Holding conducts its business through its wholly-owned subsidiaries, Jazz Casino Company, L.L.C., a Louisiana limited liability company ("JCC"), JCC Development Company, a Louisiana limited liability company ("JCC Development"), CP Development, L.L.C., a Louisiana limited liability company ("CP Development") and FP Development, a Louisiana limited liability company ("FP Development").

     On October 30, 1998 (the "Effective Date") in accordance with the Third Amended Joint Plan of Reorganization (the "Plan"), JCC Holding became the successor to the operations of HJC. Except for certain real property which vested in CP Development and FP Development, all of the assets of HJC vested in JCC. On the Effective Date in connection with the reorganization, JCC Holding issued an aggregate of 10 million shares of Common Stock consisting of both Class A and Class B stock. The former bondholders of HJC received an aggregate of 5,197,377 shares of Class A Common Stock, valued at $75.3 million, which constitutes approximately 52% of the issued and outstanding Common Stock. In addition, the former bondholders also received their pro rata share of $187.5 million in aggregate principal amount of New Notes and New Contingent Notes. HET, through a wholly-owned subsidiary, acquired beneficial ownership of the Class B Common Stock and currently is the beneficial owner of 4,302,623 shares, which constitutes approximately 43% of the issued and outstanding common stock. These shares were acquired in consideration of, among other things, an equity investment of $15 million and the conversion to equity and contribution to JCC Holding on the Effective Date of $60 million in debtor-in-possession financing that had been provided to HJC by HET or its affiliates over the course of the reorganization. HET originally acquired 4,802,623 shares of Class B Common Stock. However, under certain settlement agreements entered into in connection with the Plan of Reorganization, HET transferred from its acquired shares of Class B Common Stock (i) options to purchase 300,000 shares to the shareholders of NOLDC, (ii) options to purchase 150,000 shares to Bank One, Louisiana, N.A., formerly known as First National Bank of Commerce ("Bank One") and (iii) its right to receive 350,000 shares to the senior secured bond holders of Grand Palais. Because the senior secured bond holders of Grand Palais are not permitted to own Class B Common Stock, the shares received by the senior secured bondholders were automatically converted to Class A Common Stock.

     Throughout most of the period in which HJC has been in reorganization, it was able to continue in existence because of loans (the "DIP Financing") from HET or one of its affiliates (the "DIP Lender"). (See Note 6).

     As a result of the transactions described above, HJC's 14 1/4% First Mortgage Notes due 2001 With Contingent Interest (the "Old Bonds") were cancelled and certain other indebtedness was forgiven and/or cancelled (see Note
6). Accordingly, HJC recognized an extraordinary gain totaling $267.7 million in its statement of operations for the ten month period ended October 30, 1998.

                      HARRAH'S JAZZ COMPANY AND SUBSIDIARY
                      (PREDECESSOR TO JCC HOLDING COMPANY)
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

Fresh Start Reporting

     In accordance with the AICPA Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") HJC established its reorganization value and adopted "fresh start" accounting as of October 30, 1998. HJC adopted fresh-start reporting because owners immediately before filing and confirmation of the Plan received less than 50% of the voting shares of the emerging entity and its reorganization value is less than the postpetition liabilities and allowed claims, as shown below:

                                                              (IN THOUSANDS)
Post Petition Date current liabilities......................     $ 83,777
Liabilities deferred pursuant to Chapter 11 proceedings.....      523,468
                                                                 --------
Total post Petition Date liabilities and allowed claims.....      607,245
Reorganization value........................................      331,000
                                                                 --------
Excess of liabilities over reorganization value.............     $276,245
                                                                 ========

     Pursuant to SOP 90-7, the total reorganization value of the reorganized entity's assets was determined using several factors and by reliance on various valuation methods, including discounting cash flow, as well as by analyzing market cash flow multiples applied to JCC's forecasted cash flows. The factors considered by JCC included: (i) forecasted cash flow results which gave effect to the estimated impact of the restructuring; (ii) the discounted residual value at the end of the forecast period; (iii) competition and general economic considerations; and (iv) future potential profitability. Under the principles of "fresh start" accounting HJC's total net assets were recorded at this assumed reorganization value, which resulted in a write-down of assets totaling $74.8 million.

Factors Affecting Future Performance

     HJC has identified certain factors that may impact the development of the Casino or HJC's successor's ability to achieve successful future operations:

          a. Future state legislation could adversely affect the Casino's operations. There can be no assurance that the Louisiana state legislature will not enact legislation that imposes obligations, restrictions or costs that could interfere with JCC's casino operations, cause JCC to violate agreements to which it is a party or otherwise materially and adversely affect the Casino. Because legalized gaming is a relatively new industry in Louisiana, over the past few years the Louisiana state legislature has given a significant amount of attention to gaming related bills that could impact the Casino.

          b. The interpretation of current regulations and the Gaming Act could adversely affect JCC's operations. In May 1996, the State Legislature enacted a bill that, among other things, transferred regulatory authority over the Casino from the LEDGC to the Louisiana Gaming Control Board (the "LGCB") and provided that the LGCB would have the assistance of the State Police. Although the existing Rules and Regulations promulgated by the LEDGC remain in force and effect at this time, the LGCB is empowered to repeal these Rules and Regulations and to promulgate its own Rules and Regulations. This law also authorizes the State Police to, among other things, conduct investigations and audits of gaming license applicants and to assist the LGCB in determining compliance with gaming laws and regulations. JCC and the Manager have little operational or other experience with the LGCB or the State Police and the regulatory framework established by the State legislature in 1996. JCC has been advised that the LGCB intends to promulgate a number of its own Rules and Regulations. The LGCB's or the State Police's interpretation and implementation of the Gaming Act, the adoption of new Rules

                      HARRAH'S JAZZ COMPANY AND SUBSIDIARY
                      (PREDECESSOR TO JCC HOLDING COMPANY)
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

     and Regulations, or the repeal of existing Rules and Regulations could impose additional obligations, restrictions or costs that could interfere with JCC's casino operations, cause JCC to violate agreements to which it is a party or otherwise materially and adversely affect the Casino.

          c. The gaming industry is highly competitive, with companies that in many instances have greater resources than JCC. In addition, considerable competition has developed since the land-based Casino project was initially proposed in the early 1990's. The attraction of a land-based casino in New Orleans may have decreased as a result of the large number of casinos competing on local, regional, and national levels as well as the continued development of other gaming markets. Negative publicity associated with HJC's bankruptcy also may have an adverse impact on the Casino's ability to compete. Further, the Casino will operate under significant restrictions on its ability to provide lodging, food services and entertainment. The Casino's competitors' ability to provide these services without restriction is a considerable competitive advantage.

          d. There is a risk that the actual costs to complete construction of the Casino will exceed cost estimates and that the construction will not be completed on schedule.

          e. Additional land-based casino operations could materially and adversely affect the Casino's operations by increasing the amount of competition it faces. The Gaming Act presently restricts land-based casino gaming to the Rivergate site; however, there can be no assurance that the State will not enact future legislation that would permit competing land-based casinos at other sites or in parishes other than Orleans Parish, including other parishes in the New Orleans metropolitan area.

          f. The Casino cannot be operated unless and until certain persons required to be found suitable are found suitable by LGCB, including, without limitation, the Casino operator and certain affiliates, the Manager and certain officers and directors of such companies. While HJC, the Manager and certain of their respective partners, shareholders, officers and directors were previously found suitable after extensive background investigations by LEDGC, the LGCB (and its investigatory arm, the State Police) has not issued any suitability findings in connection with the above stated entities and persons. Failure to timely receive all required suitability findings could have material adverse consequences.

          g. JCC incurred significant debt in connection with the transactions described above, and, as a result, has significant debt service obligations. When the Casino opens, JCC will also have payment obligations to the RDC and the LGCB. The Casino may not achieve the level of gaming and operating cash flow necessary to satisfy the JCC obligations described above. Future operating results are subject to significant business, economic, regulatory, political, and competitive uncertainties and contingencies, many of which are outside of the Casino's control.

          h. Louisiana state and local political environments have affected, and will continue to affect, the Casino's development and construction and may affect the Casino's operation. There is considerable opposition to gaming among a segment of the population in Louisiana. The enactment and implementation of gaming legislation in Louisiana and the Casino's development have been the subject of lawsuits, claims and delays brought about by various anti-gaming and preservationist groups and competitors of the Casino. Although these lawsuits and claims have all been settled or dismissed, these lawsuits and claims, together with contract negotiations with State and City governmental entities, have significantly delayed the Casino's development. Additional lawsuits and the uncertain political environment may result in further delays, all of which could materially and adversely affect the Casino.

                      HARRAH'S JAZZ COMPANY AND SUBSIDIARY
                      (PREDECESSOR TO JCC HOLDING COMPANY)
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Pervasiveness of Estimates -- Certain Significant Estimates

     Financial statements prepared in accordance with generally accepted accounting principles require the use of management estimates. The most significant estimates with regard to these financial statements are with respect to the reorganization value (see Note 1) of HJC's successor and the future recoverability, assuming a going concern, of buildings and equipment, property held for development, deferred operating contract costs, and lease prepayments, as discussed below. Realization of buildings and equipment, deferred operating contract costs and lease prepayments is dependent upon JCC's ability to achieve successful future operations, as discussed in Note 1 above. The amount of buildings and equipment, deferred operating contract costs and lease prepayments considered realizable could be significantly reduced, if in HJC's or its successor's judgment or a change in circumstances, the likelihood of achieving successful future operations becomes remote.

Cash and Cash Equivalents

     For purposes of the consolidated statements of cash flows and consolidated balance sheet, cash and cash equivalents include highly liquid investments with original maturities of three months or less. All cash is collateral for the Old Bonds pursuant to the Indenture (see Notes 3 and 6); however, the Court has authorized HJC to use such funds to pay approved post Petition Date costs.

Land, Buildings and Equipment

     Land, buildings and equipment are stated at cost, except for adjustments related to fresh start reporting (see Note 1). Improvements and extraordinary repairs that extend the life of the asset are capitalized. Maintenance and repairs are expensed as incurred.

     Depreciation is calculated using the straight-line method over the estimated useful lives of the assets or related lease terms, whichever is shorter, as follows:

Buildings and improvements..................................    30 years
Furniture, fixtures and equipment...........................  3-15 years

See discussion below under Reorganization Costs and Impairment of Asset Carrying Values.

     HJC has property held for future development which has been valued at the lower of cost or estimated fair value, net of a valuation allowance of $5.1 million provided in 1995. The amount ultimately realizable from the property could differ materially from the estimated fair value.

Other Assets

  Deferred Operating Contract Cost

     Deferred operating contract cost consists of payments to the LEDGC (see
Note 8) required by the Casino Operating Contract, and will be amortized over the life of the contract.

  Lease Prepayments

     Lease prepayments include non-refundable initial payments required under HJC's leases (see Note 7) and will be amortized on a straight-line basis over the life of the related lease.

                      HARRAH'S JAZZ COMPANY AND SUBSIDIARY
                      (PREDECESSOR TO JCC HOLDING COMPANY)
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

Reorganization Costs and Impairment of Asset Carrying Values

     Reorganization costs are segregated from normal operations in the accompanying consolidated statements of operations and reflect the costs incurred associated with the reorganization of HJC.

     Reorganization costs and expenses consisted primarily of professional fees for the ten months ended October 30, 1998 and for the years ended December 31, 1997 and 1996.

     HJC periodically evaluates whether events and circumstances have occurred that indicate that certain assets may not be recoverable. When factors indicate that long-lived assets should be evaluated for impairment, HJC uses an estimate of undiscounted net cash flow over the remaining life of the related lease or contract, as applicable, in determining whether the assets are recoverable.

Income Taxes

     No provision is made in the accounts of HJC for federal and state income taxes, as such taxes are the responsibility of the individual partners. HJC's tax returns and amounts of its allocable revenues and expenses are subject to examination by federal and state taxing authorities. If such examinations occur and result in changes, the portion of HJC's income or loss reported by the individual partners would also change.

NOTE 3.  RESTRICTED CASH

Escrowed Amounts

     In connection with some of the agreements entered into in the course of HJC's bankruptcy proceeding, HJC has been required to establish escrow accounts, pursuant to escrow agreements, at Hibernia National Bank, escrow agent. A description of each escrow account is set forth below.

  Harrah's Jazz Company/Centex Landis Construction Company, Inc./Hibernia National Bank Escrow

     This escrow account was established pursuant to the Close In Agreement between HJC and Centex Landis Construction Company, Inc. ("Centex"), dated March 5, 1996, to contain retainage payments for Centex, the contractor for certain close-in work. Funds representing retainage earned were deposited weekly during the close-in work. Escrowed funds have been distributed to Centex when a written request for disbursement has been accepted by HJC. As of December 31, 1997, HJC continued to hold in retainage approximately $117,000 relating to a dispute regarding the close in work on the Casino.

  Rivergate Development Corporation/Harrah's Jazz Company/City of New Orleans/Harrah's Operating
  Company/Hibernia National Bank Escrow

     Pursuant to an agreement entitled "An Agreement Regarding Modifications and Related Agreements in Respect of Amended and Restated Canal Street Casino Lease, Termination of Basin Street Casino Lease, Amended and Restated General Development Agreement, the Conditional Use Ordinances and other Regulatory Matters" (the "City Agreement"), this escrow account was established to satisfy HJC's rent payment obligations to the City. Funds deposited in this escrow account are to be used exclusively for payment of HJC's rent obligations under the City Agreement. Under the City Agreement, HJC was obligated to pay the RDC rent of $736,000 per month commencing on January 1, 1997 through June 30, 1997. HJC deposited $2,208,000 in escrow to secure this rental obligation and paid rent each month from the escrow account. As of December 31, 1997, $149,000 remained in the escrow account representing interest earned on these funds.

                      HARRAH'S JAZZ COMPANY AND SUBSIDIARY
                      (PREDECESSOR TO JCC HOLDING COMPANY)
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

  Other Amounts Held as Security

     In addition to the amounts held in the escrow accounts described above, $3.1 million in cash was being held as security for expenses and possible claims of the trustee and former trustee under the Indenture dated as of November 15, 1994 (the "Indenture"), between the Debtors and First National Bank of Commerce, as trustee ("FNBC"). Approximately $3.0 million was being held by Norwest Bank Minnesota, National Association ("Norwest") as successor trustee to FNBC, and $104,000 was being held by FNBC at December 31, 1997.

     Pursuant to a settlement agreement between FNBC and HJC (the "FNBC Settlement Agreement"), which took effect on the Effective Date, all of FNBC's claims or other rights to indemnity and/or reimbursement (and all liens securing the same) under the Indenture, the agreements pursuant to which the Company's Old Bonds were issued (the "Old Bond Documents") and the agreements pursuant to which HJC's bank financing was secured (the "Old Bank Credit Documents") were canceled and extinguished, subject to certain exceptions. JCC assumed, on an unsecured basis, HJC's obligation under the Old Bond Documents and/or the Old Bank Credit Documents to indemnify FNBC for attorneys' fees or other costs incurred in connection with certain claims against FNBC.

     JCC also assumed any other indemnity obligation of HJC under the Old Bond Documents and the Old Bank Credit Documents as an in rem obligation limited in recourse to, and secured solely by, $100,000 plus interest (the "FNBC Cash Collateral") accruing from the Effective Date. As security for such indemnification obligations, FNBC is authorized to retain the FNBC Cash Collateral until the later of the first anniversary of the Effective Date or the resolution of any litigation filed against FNBC within one year after the Effective Date. Thereafter, the remaining balance of the FNBC Cash Collateral will be released to JCC.

     The amount held by Norwest, less amounts dedicated to payment of professional fees, was returned to JCC on the Effective Date.

NOTE 4.  TRANSACTIONS WITH PARTNERS

Partners' Capital

     The Partnership Agreement entered into by the Partners upon formation of HJC provides that certain assets acquired, net of related debt, and expenses incurred by the Partners on behalf of HJC would be contributed capital. The principle followed in determining the net value of such assets and expenses was on the Partners' original cost, except for the ground lease for the Casino site which was acquired at a price negotiated among the Partners. The Partners believe that such price represented the fair market value of the ground lease.

     The agreements discussed in the remainder of this Note are executory contracts (see discussion in Note 1). Under the Plan, certain of these agreements were amended and assumed, or rejected.

Management Agreement

     The operations of the Casino were to be managed by Harrah's New Orleans Management Company, an affiliate of HNOIC, pursuant to a management agreement executed on March 15, 1994. At December 31, 1997, Due to Manager consisted of non-interest bearing current payables for payroll and other similar costs and management fees. At December 31, 1997, the Due to Manager balance for these pre Petition Date costs was $29.5 million and is classified as a liability subject to compromise (Note 5).

                      HARRAH'S JAZZ COMPANY AND SUBSIDIARY
                      (PREDECESSOR TO JCC HOLDING COMPANY)
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

     On October 29, 1998, JCC and the Manager entered into a second amended and restated management agreement granting the Manager the sole and exclusive right to manage and operate the Casino and the management agreement with HJC was terminated.

Other Agreements

     On November 16, 1994, HJC paid Embassy Suites, Inc. (which was subsequently renamed Harrah's Operating Company, Inc.) $3 million for services related to the arrangement of financing for the development and construction of the Gaming Facilities and $500,000 for indemnifying the title insurers for certain construction liens which might have arisen prior to recording of the mortgages granted the lenders in connection with the financing completed on November 16, 1994. HJC was also obligated to pay HOCI $12.2 million upon the opening of the Casino pursuant to a completion guarantee agreement whereby HOCI was to provide loans to HJC if additional funds were necessary to complete the development of the Gaming Facilities, subject to certain important exceptions and limitations. Since the filing of the Company's Chapter 11 proceeding, HET has stated that the failure of the Company to obtain all funds under the bank credit agreement and the acceleration of the maturity of the bank loans terminated HET's obligations under the completion guarantees. On December 29, 1995, the City filed a lawsuit against HET and HOCI, among others, which alleged that HET and HOCI have failed to perform their obligations under the completion guarantees. Pursuant to the settlement agreement between the City and HJC (Note 7), all discovery and pending litigation between the City and the Company or any of its partners, including this lawsuit against HET, has been stayed. On January 23, 1996, the LEDGC also filed a lawsuit to compel HET and HOCI either to complete construction of the Casino or pay damages. This litigation was dismissed upon consummation of the Plan.

Debtor-in-Possession Financing

     See Note 6.

Other Transactions

     During 1995, HJC sold computer equipment to HET for $495,000, which approximated the equipment's carrying value on the date of sale. At December 31, 1997 a receivable from HET in the amount of $495,000 is included in other current assets on the accompanying balance sheet. In connection with the Plan, this receivable was forgiven and is included in reorganization costs in the accompanying statement of operations.

NOTE 5.  LIABILITIES SUBJECT TO COMPROMISE

     Payment or other disposition of the secured and unsecured liabilities of HJC existing as of the date of the bankruptcy proceedings was deferred until the Plan was consummated (see Note 1). As of December 31, 1997, HJC's books and records reflected unsecured and undersecured liabilities subject to settlement under Chapter 11 proceedings as follows (in thousands):

                                                                1997
                                                              --------
First Mortgage Notes........................................  $435,000
Construction Accounts Payable...............................    37,039
Due to Manager..............................................    29,513
Consulting fees payable to related parties..................     2,128
Harrah's Entertainment, Inc., and affiliates................     2,281
WARN Act Settlement.........................................     2,265
Others, individually less than $1,000,000...................    15,242
                                                              --------
                                                              $523,468
                                                              ========

                      HARRAH'S JAZZ COMPANY AND SUBSIDIARY
                      (PREDECESSOR TO JCC HOLDING COMPANY)
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

The full amount of the Old Bonds were included in Liabilities Subject to Compromise since they were an undersecured liability and the ultimate value of the security was dependent upon future events, the outcomes of which were uncertain at December 31, 1997.

     As part of the bankruptcy process, creditors were allowed to file proofs of claim with the Court specifying their position on amounts owed to them. Creditors often include estimates of penalties, interest and damages in proofs of claim. These amounts were subject to upward or downward adjustments and approval by the Debtors and the Court.

NOTE 6.  DEBT

     On November 16, 1994, HJC issued $435 million of the Old Bonds bearing interest at a rate of 14.25% per annum, plus contingent interest equal to 7.25% of HJC's consolidated earnings before interest, taxes, depreciation and amortization, due 2001, which were secured by substantially all assets of HJC.

     In connection with the Plan, the Old Bonds were cancelled (see Note 1).

     In accordance with the provisions of the United States Bankruptcy Code, payment on HJC's pre-petition debt was suspended and reclassified as "Liabilities Subject to Compromise." HJC believed that all of its secured creditors were undersecured; therefore, HJC stopped accruing interest on unsecured and undersecured debt as of November 22, 1995. For the ten-month period ended October 30, 1998 and the years ended December 31 1997, and 1996, contractual interest on those obligations amounted to $51.7 million, $62.0 million and $62.0 million, respectively, which is $51.7 million, $62.0 million and $62.0 million, respectively, in excess of reported interest expense in those periods.

     Based on market quotes of its Old Bonds, the fair value of HJC's long-term debt was approximately $134.9 million at December 31, 1997.

     As discussed in Note 1, HJC obtained DIP Financing. Interest on all existing loans comprising the DIP Financing ("DIP Loans") accrued at the rate of 8% per annum, payable upon maturity.

     In connection with the Plan, the principal balance outstanding under the DIP Loans at the Effective Date were converted to equity in JCC Holding (see
Note 1) and the accrued interest on the DIP Loans was forgiven and is reflected as an extraordinary gain in the accompanying statement of operations. At December 31, 1997, HJC had no long-term post Petition Date debt.

NOTE 7.  LEASES

     HJC leased both real estate and equipment for use in its business through operating leases. In addition to minimum rentals, certain leases provide for contingent rents based on percentages of revenue and certain payments to Partners out of cash flow, as defined. Rent payments with escalation provisions are amortized so as to achieve level rent expense, except for the impact of contingent rentals, over the life of the lease. Real estate operating leases range from 21 months to 30 years with options for extensions up to an additional 30 years.

     Under the Plan, all real estate and equipment leases or contracts with HJC were either rejected or assumed by JCC.

                      HARRAH'S JAZZ COMPANY AND SUBSIDIARY
                      (PREDECESSOR TO JCC HOLDING COMPANY)
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

The Casino Site

     On March 15, 1994, HJC entered into a lease with the RDC and the City for the Rivergate site on which the Casino was being constructed, all pursuant to an assignment, dated as of March 15, 1994, from Grand Palais.

     On October 29, 1998 and effective as of the Effective Date, JCC entered into the Amended Ground Lease for the Rivergate site with the RDC and the City, as intervenor. Beginning on the Effective Date, the Amended Ground Lease has a term of 30 years with three consecutive ten-year renewal options. The Amended Ground Lease entitles JCC to possess the Rivergate site and obligates JCC to construct, build and operate the Casino, the support facilities, and the other improvements in accordance with the terms of the Amended Ground Lease and the Amended GDA.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

     HJC was involved in various inquiries and administrative proceedings arising in the normal course of business. While any proceeding has an element of uncertainty, HJC believes that the final outcome of these matters will not have a material adverse effect upon HJC or its successor's consolidated financial position or its results of operations.

     See "Material Agreements" for a complete discussion of the treatment of the agreements discussed in the balance of this note as a result of the consummation of the Plan.

Operating Contract

     HJC entered into the Casino Operating Contract with the LEDGC to operate the Gaming Facilities for 20 years, with a 10-year extension option. Under the Casino Operating Contract, HJC paid the LEDGC an initial payment of $125 million (the "Initial Payment") in installments as well as 25% of the gross gaming revenues from the Basin Street Casino during the period that it operated.

     Under the Plan, on the Effective Date, all of HJC's right, title and interest in and to the Casino Operating Contract revested in HJC, and the Casino Operating Contract was modified by the Amended and Renegotiated Casino Operating Contract and assigned to JCC in accordance with applicable State law and the agreement of the parties thereto.

     Under the Amended and Renegotiated Casino Operating Contract, each fiscal year of the Casino's operation, JCC is required to pay to the State, by and through the LGCB, an amount equal to the greater of (i) $100 million or (ii) the sum of the following percentages of gross gaming revenue from the Casino in a fiscal year: (A) 18.5% of gross gaming revenue up to and including $600 million; plus (B) 20% of gross gaming revenue in excess of $600 million up to and including $700 million; plus (C) 22% of the gross gaming revenue in excess of $700 million up to and including $800 million; plus (D) 24% of gross gaming revenue in excess of $800 million up to and including $900; plus 25% of gross gaming revenue in excess of $900 million (the "Gross Gaming Revenue Share Payments").

General Development Agreement

     On October 29, 1998, JCC entered into the amended General Development Agreement (the "Amended GDA") with the RDC and the City, as intervenor. The Amended GDA sets forth the obligations of the parties and the procedures to be followed relating to the design, development and construction of the Casino and certain related facilities (the "Casino Development"). The Amended GDA imposes responsibility on

                      HARRAH'S JAZZ COMPANY AND SUBSIDIARY
                      (PREDECESSOR TO JCC HOLDING COMPANY)
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

JCC for the location, identification and condition of all utilities serving the Casino Development and obligates JCC to provide certain traffic signalization and intersection improvements as a part of the cost of the project.

Open Access Program and Plans

     The Open Access Program and Plans requires HJC to form a special purpose corporation to interface with new and existing businesses owned and controlled by minorities, women and disadvantaged persons. HJC is required to capitalize this corporation with $500,000 and underwrite its operations at a minimum of $250,000 per year for five years. HJC must also contribute an additional $500,000 per year for five years to similar public efforts, in accordance with standards to be established by the Company. As of the Petition Date, HJC had paid $883,000 towards this obligation. Under the terms of the Plan, the Open Access Program and Plans were amended and JCC assumed the obligations of HJC under the Open Access Program and Plans, as so amended.

Other City Agreements

     On October 5, 1994, HJC and the City entered into an agreement obligating HJC to pay the City $4 million shortly after closing the debt financing discussed in Note 6, which was paid on November 28, 1994, and make an annual payment of $1.25 million for each year during the term of the Casino lease in which HJC receives gross gaming revenues in an amount of $400 million or more. HJC delivered to the City a $1.5 million irrevocable letter of credit to secure these payments. This obligation is now included in the Amended Ground Lease to which JCC is a party. The letter of credit was cancelled upon the Effective Date.

Construction Contracts

     HJC's major construction contracts were assumed with certain modifications, by JCC in accordance with the Plan.

Status of Litigation Existing Prior to the Effective Date

     Settlement agreements were executed and took effect on the Effective Date which resolved substantially all of the litigation outstanding with respect to HJC. All costs associated with these settlement agreements were recorded by HJC prior to the Effective Date.

Other Contingencies

     JCC, as successor to HJC, will be subject to legal proceedings and claims which arise in the normal course of business. While the outcome of these matters cannot be predicted with certainty, management does not believe the outcome of any of these legal matters will materially and adversely affect HJC or its successor's business, financial condition or results of operations.

     The enactment and implementation of gaming legislation in Louisiana and the development of the Gaming Facilities have been the subject of lawsuits, claims and delays brought about by various parties. Additional lawsuits and the uncertain political environment may result in further delays, all of which could have a material adverse effect on HJC or JCC as its successor and operator of the Casino.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to the directors of the Company will be set forth under the captions "Proposal 3 -- Election of Directors -- Nominees" and
"-- Information Regarding Nominees and Continuing Directors" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders to be held on May 13, 1999 (the "1999 Proxy Statement"). Such information is incorporated herein by reference. Information relating to the executive officers of the Company is set forth in Part I, Item 4(A) of this report under the caption "Executive Officers of the Registrant." Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 by directors and executive officers of the Company and beneficial owners of more than 10% of the Company's Common Stock will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 1999 Proxy Statement. Such information is incorporated herein by reference. The 1999 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

     Information relating to executive compensation will be set forth under the captions "Proposal 3 -- Election of Directors -- Director Compensation," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the 1999 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding ownership of the Company's Common Stock by certain persons will be set forth under the caption "Stock Ownership" in the 1999 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and transactions between the Company and certain non-employee directors of the Company will be set forth under the captions "Proposal 3 -- Election of Directors -- Director Compensation" and "Compensation Committee Interlocks and Insider Participation" in the 1999 Proxy Statement. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)1. CONSOLIDATED FINANCIAL STATEMENTS

     The following consolidated financial statements of JCC Holding Company and Subsidiaries and of Harrah's Jazz Company and Subsidiary are set forth in Item 8 hereof:

Financial Statements of JCC Holding Company and Subsidiaries

         Report of Independent Public Accountants
         Consolidated Balance Sheet as of December 31, 1998
         Consolidated Statement of Operations for the Period from October 30, 1998 to December 31, 1998
         Consolidated Statement of Stockholder's Equity for the Period from October 30, 1998 to
           December 31, 1998
         Consolidated Statement of Cash Flows for the Period from October 30, 1998 to December 31,
           1998
         Notes to Consolidated Financial Statements

Financial Statements of Harrah's Jazz Company and Subsidiary
         Report of Independent Public Accountants
         Consolidated Balance Sheet as of December 31, 1997
         Consolidated Statements of Operations for the Years Ended December 31, 1996 and 1997 and for
           the Ten Month Period Ended October 30, 1998
         Consolidated Statements of Partners' Capital (Deficit) for the Years Ended December 31, 1996
           and 1997 and for the Ten Month Period Ended October 30, 1998 Consolidated Statements of Cash Flows for the Years Ended December 31, 1996 and 1997 and for
           the Ten Month Period Ended October 30, 1998
         Notes to Consolidated Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

     Except as set forth below, all schedules to the consolidated financial statements are omitted as they are not required under the related instructions or are inapplicable, or because the required information is included in the consolidated financial statements or related notes thereto.

Schedule I -- Condensed Financial Information of Registrant
         Condensed Balance Sheet as of December 31, 1998
         Condensed Statement of Operations for the Period from October 30, 1998 to December 31, 1998
         Statement of Stockholders' Equity for the Period from October 30, 1998 to December 31, 1998
         Condensed Statement of Cash Flows for the Period from October 30, 1998 to December 31, 1998
         Notes to Condensed Financial Statements

3. EXHIBITS

     The following exhibits either (i) are filed herewith or (ii) have previously been filed with the Securities and Exchange Commission and are incorporated herein by reference to such prior filings. Previously filed registration statements and reports which are incorporated herein by reference are identified in the column captioned "SEC Document Reference." The Company will furnish any exhibit upon request to L. Camille Fowler, Vice
President -- Finance, Treasurer and Secretary of the Company, 512 South Peters Street, New Orleans, Louisiana 70130. There is a charge of $.50 per page to cover expenses of copying and mailing.

EXHIBIT
  NO.                      DESCRIPTION                               SEC DOCUMENT REFERENCE
-------                    -----------                               ----------------------
  2.01    Third Amended Joint Plan of Reorganization      022-22289
          under Chapter 11 of the Bankruptcy Code as      Exhibit T3E.27 to Post-Effective Amendment
          Modified Through October 13, 1998               No. 1 to Jazz Casino Company, L.L.C.'s
                                                          Application For Qualification of Indentures
                                                          on Form T-3
  3.01    Restated Certificate of Incorporation of JCC    1-12095
          Holding Company                                 Exhibit 3.02 to Pre-Effective Amendment No. 2
                                                          to JCC Holding Company's Registration
                                                          Statement on Form 10
  3.02    Second Amended and Restated Bylaws of JCC       1-12095
          Holding Company                                 Exhibit 3.05 to Pre-Effective Amendment No. 2
                                                          to JCC Holding Company's Registration
                                                          Statement on Form 10
 +3.03    Amendment No. 1 to Second Amended and Restated
          Bylaws of JCC Holding Company
  4.01    Indenture, dated as of October 30, 1998, among  022-22289
          Jazz Casino Company, L.L.C., as Issuer, JCC     Exhibit T3C.2 to Post-Effective Amendment No.
          Holding Company, JCC Development Company,       1 to Jazz Casino Company, L.L.C.'s
          L.L.C., CP Development, L.L.C. and FP           Application for Qualification of Indentures
          Development L.L.C., as Guarantors, and Norwest  on Form T-3
          Bank Minnesota, National Association, as
          Trustee, with respect to the Senior
          Subordinated Notes due 2009 with Contingent
          Payments
  4.02    Indenture, dated as of October 30, 1998, among  022-22291
          Jazz Casino Company, L.L.C., as Issuer, JCC     Exhibit T3C.2 to Post-Effective Amendment No.
          Holding Company, JCC Development Company,       1 to Jazz Casino Company, L.L.C.'s
          L.L.C., CP Development, L.L.C. and FP           Application for Qualification of Indentures
          Development L.L.C., as Guarantors, and Norwest  on Form T-3
          Bank Minnesota, National Association, as
          Trustee, with respect to the Senior
          Subordinated Contingent Notes due 2009
  4.03    Notes Completion Guarantee among Harrah's       1-12095
          Entertainment, Inc., Harrah's Operating         Exhibit 4.03 to Pre-Effective Amendment No. 2
          Company, Inc. and Norwest Bank Minnesota,       to JCC Holding Company's Registration
          National Association, as Trustee, dated         Statement on Form 10
          October 30, 1998
  4.04    Indenture, dated as of October 30, 1998, among  1-12095
          Jazz Casino Company, L.L.C., as Issuer, JCC     Exhibit 4.04 to Pre-Effective Amendment No. 2
          Holding Company, as Guarantor, and Norwest      to JCC Holding Company's Registration
          Bank Minnesota, National Association, as        Statement on Form 10
          Trustee, with respect to the 8% Convertible
          Junior Subordinated Debentures due 2010

EXHIBIT
  NO.                      DESCRIPTION                               SEC DOCUMENT REFERENCE
-------                    -----------                               ----------------------
  4.05    Registration Rights Agreement among Jazz        1-12095
          Casino Company, L.L.C., JCC Holding Company,    Exhibit 4.05 to Pre-Effective Amendment No. 2
          Salomon Smith Barney, Inc., Donaldson, Lufkin   to JCC Holding Company's Registration
          & Jenrette Inc., BT Alex. Brown Incorporated,   Statement on Form 10
          Bankers Trust Company and First National Bank
          of Commerce, dated as of October 30, 1998
  4.06    Registration Rights Agreement between JCC       1-12095
          Holding Company and Harrah's Crescent City      Exhibit 4.06 to Pre-Effective Amendment No. 2
          Investment Company, dated as of October 30,     to JCC Holding Company's Registration
          1998                                            Statement on Form 10
  4.07    Warrant Agreement between JCC Holding Company   1-12095
          and Harrah's Crescent City Investment Company,  Exhibit 4.07 to Pre-Effective Amendment No. 2
          dated as of October 30, 1998                    to JCC Holding Company's Registration
                                                          Statement on Form 10
  4.08    Subordinated Loan Agreement among Jazz Casino   1-12095
          Company, L.L.C., Harrah's Operating Company,    Exhibit 4.08 to Pre-Effective Amendment No. 2
          Inc. and Harrah's Entertainment, Inc., dated    to JCC Holding Company's Registration
          as of October 30, 1998                          Statement on Form 10
  4.09    Intercreditor Agreement among Harrah's          1-12095
          Entertainment, Inc., Harrah's Operating         Exhibit 4.09 to Pre-Effective Amendment No. 2
          Company, Inc., Bankers Trust Company, as        to JCC Holding Company's Registration
          Administrative Agent, and Norwest Bank          Statement on Form 10
          Minnesota, National Association, as Trustee,
          and The Bank of New York, as Collateral Agent,
          acknowledged and agreed to by JCC Holding
          Company, Jazz Casino Company, L.L.C., CP
          Development, L.L.C., FP Development, L.L.C.
          and JCC Development Company, L.L.C., dated as
          of October 29, 1998
  4.10    Credit Agreement among JCC Holding Company,     1-12095
          Jazz Casino Company, L.L.C., the Banks party    Exhibit 4.10 to Pre-Effective Amendment No. 2
          hereto from time to time, and Bankers Trust     to JCC Holding Company's Registration
          Company, as Administrative Agent, dated as of   Statement on Form 10
          October 29, 1998
 10.01    Amended and Restated Lease Agreement among      1-12095
          Rivergate Development Corporation, as           Exhibit 10.01 to Pre-Effective Amendment No.
          Landlord, and Jazz Casino Company, L.L.C., as   2 to JCC Holding Company's Registration
          Tenant, and the City of New Orleans, as         Statement on Form 10
          Intervenor, dated October 29, 1998
 10.02    Amended and Restated General Development        1-12095
          Agreement among Rivergate Development           Exhibit 10.02 to Pre-Effective Amendment No.
          Corporation, Jazz Casino Company, L.L.C. and    2 to JCC Holding Company's Registration
          the City of New Orleans, as Intervenor, dated   Statement on Form 10
          October 29, 1998
 10.03    Basin Street Casino Lease Termination           33-73370
          Agreement among the City of New Orleans, the    Exhibit 10.33 to Harrah's Jazz Company's
          Rivergate Development Corporation and Harrah's  Annual Report on Form 10-K for the fiscal
          Jazz Company, dated January 15, 1997            year ended December 31, 1997

EXHIBIT
  NO.                      DESCRIPTION                               SEC DOCUMENT REFERENCE
-------                    -----------                               ----------------------
 10.04    Casino Operating Contract between the           33-73370
          Louisiana Economic Development and Gaming       Exhibit 10.04 to Amendment No. 3 to Harrah's
          Corporation and Harrah's Jazz Company, dated    Jazz Company's and Harrah's Jazz Finance
          March 14, 1994                                  Corp.'s Registration Statement on Form S-1
 10.05    Amended and Renegotiated Casino Operating       1-12095
          Contract among the State of Louisiana by and    Exhibit 10.05 to Pre-Effective Amendment No.
          through the Louisiana Gaming Control Board,     2 to JCC Holding Company's Registration
          Harrah's Jazz Company, Jazz Casino Company,     Statement on Form 10
          L.L.C., and Harrah's New Orleans Management
          Company and JCC Holding Company, as
          Intervenors effective as of October 30, 1998
 10.06    Second Amended and Restated Management          1-12095
          Agreement between Harrah's New Orleans          Exhibit 10.06 to Pre-Effective Amendment No.
          Management Company and Jazz Casino Company,     2 to JCC Holding Company's Registration
          L.L.C., acknowledged and consented to by        Statement on Form 10
          Rivergate Development Corporation, as
          Landlord, dated as of October 29, 1998
 10.07    Second Floor Non-Gaming Sublease between Jazz   1-12095
          Casino Company, L.L.C., as Sublessor, and JCC   Exhibit 10.07 to Pre-Effective Amendment No.
          Development Company, L.L.C., as Sublessee,      2 to JCC Holding Company's Registration
          dated October 29, 1998                          Statement on Form 10
 10.08    City/RDC Completion Guarantee among Harrah's    1-12095
          Entertainment, Inc., Harrah's Operating         Exhibit 10.08 to Pre-Effective Amendment No.
          Company, Inc., the Rivergate Development        2 to JCC Holding Company's Registration
          Corporation and the City of New Orleans, dated  Statement on Form 10 as of October 29, 1998
 10.09    LGCB Completion Guarantee among Harrah's        1-12095
          Entertainment, Inc., Harrah's Operating         Exhibit 10.09 to Pre-Effective Amendment No.
          Company, Inc., accepted and agreed to by the    2 to JCC Holding Company's Registration
          Louisiana Gaming Control Board, dated as of     Statement on Form 10
          October 30, 1998
 10.10    Amended and Restated Subordinated Completion    1-12095
          Loan Agreement among Jazz Casino Company,       Exhibit 10.10 to Pre-Effective Amendment No.
          L.L.C., Harrah's Entertainment, Inc., Harrah's  2 to JCC Holding Company's Registration
          Operating Company, Inc., and as to the          Statement on Form 10
          provisions of Sections 2(C)iii and (iv) only,
          agreed and accepted by Bankers Trust Company
          as Administrative Agent for Lenders, dated
          October 30, 1998
 10.11    Amended and Restated Construction Lien          1-12095
          Indemnity Obligation Agreement between Jazz     Exhibit 10.11 to Pre-Effective Amendment No.
          Casino Company, L.L.C. and Harrah's Operating   2 to JCC Holding Company's Registration
          Company, Inc., dated October 30, 1998           Statement on Form 10
 10.12    Bank Completion Guarantee among Harrah's        1-12095
          Entertainment, Inc. and Harrah's Operating      Exhibit 10.12 to Pre-Effective Amendment No.
          Company, Inc., accepted and agreed to by        2 to JCC Holding Company's Registration
          Bankers Trust Company, as Administrative        Statement on Form 10
          Agent, dated October 29, 1998

EXHIBIT
  NO.                      DESCRIPTION                               SEC DOCUMENT REFERENCE
-------                    -----------                               ----------------------
 10.13    Completion Guarantor Subordination Agreement    1-12095
          (Senior Subordinated Notes) among Harrah's      Exhibit 10.13 to Pre-Effective Amendment No.
          Entertainment, Inc., Harrah's Operating         2 to JCC Holding Company's Registration
          Company, Inc. and Norwest Bank Minnesota,       Statement on Form 10
          N.A., as Trustee, acknowledged and agreed to
          by Jazz Casino Company, L.L.C., dated as of
          October 30, 1998
 10.14    Manager Subordination Agreement (Landlord)      1-12095
          among Harrah's New Orleans Management Company,  Exhibit 10.14 to Pre-Effective Amendment No.
          the City of New Orleans and Rivergate           2 to JCC Holding Company's Registration
          Development Corporation, dated as of October    Statement on Form 10
          29, 1998
 10.15    Manager Subordination Agreement (Lenders)       1-12095
          between Harrah's New Orleans Management         Exhibit 10.15 to Pre-Effective Amendment No.
          Company and Bankers Trust Company, as           2 to JCC Holding Company's Registration
          Administrative Agent, acknowledged and agreed   Statement on Form 10
          to by Jazz Casino Company, L.L.C. and The Bank
          of New York, dated as of October 29, 1998
 10.16    Manager Subordination Agreement (Senior         1-12095
          Subordinated Notes) between Harrah's New        Exhibit 10.16 to Pre-Effective Amendment No.
          Orleans Management Company and Norwest Bank     2 to JCC Holding Company's Registration
          Minnesota, National Association, as Trustee,    Statement on Form 10
          acknowledged and agreed to by Jazz Casino
          Company, L.L.C., and The Bank of New York,
          dated as of October 29, 1998
 10.17    HET Subordinated Lender Subordination           1-12095
          Agreement (Lenders) among Harrah's              Exhibit 10.17 to Pre-Effective Amendment No.
          Entertainment, Inc., Harrah's Operating         2 to JCC Holding Company's Registration
          Company, Inc. and Bankers Trust Company, as     Statement on Form 10
          Administrative Agent, acknowledged and agreed
          to by Jazz Casino Company, L.L.C., dated as of
          October 29, 1998
 10.18    Management Fee Reimbursement Agreement          1-12095
          Guarantee among Harrah's Entertainment, Inc.,   Exhibit 10.18 to Pre-Effective Amendment No.
          Harrah's Operating Company, Inc., Jazz Casino   2 to JCC Holding Company's Registration
          Company, L.L.C., and Harrah's New Orleans       Statement on Form 10
          Management Company, dated October 29, 1998
 10.19    Performance Bond among Jazz Casino Company,     1-12095
          L.L.C. as Principal, and Reliance Insurance     Exhibit 10.19 to Pre-Effective Amendment No.
          Company and United States Fidelity and          2 to JCC Holding Company's Registration
          Guaranty Company, as Sureties, for the benefit  Statement on Form 10 of each of the City of New Orleans, Rivergate
          Development Corporation, the Louisiana Gaming
          Control Board, Norwest Bank, Minnesota, N.A.,
          and Bankers Trust Company (collectively, the
          "Obligees"), dated October 29, 1998
+10.20    JCC Holding Company 1998 Long-Term Incentive
          Plan

EXHIBIT
  NO.                      DESCRIPTION                               SEC DOCUMENT REFERENCE
-------                    -----------                               ----------------------
 10.21    Completion Guarantor Subordination Agreement    1-12095
          (Lenders) among Harrah's Entertainment, Inc.,   Exhibit 10.21 to Pre-Effective Amendment No.
          Harrah's Operating Company, Inc. and Bankers    2 to JCC Holding Company's Registration
          Trust Company, as Administrative Agent,         Statement on Form 10
          acknowledged and agreed to by Jazz Casino
          Company, L.L.C., dated as of October 29, 1998
 10.22    Completion Guarantor Subordination Agreement    1-12095
          (Convertible Junior Subordinated Debentures)    Exhibit 10.22 to Pre-Effective Amendment No.
          among Harrah's Entertainment, Inc., Harrah's    2 to JCC Holding Company's Registration
          Operating Company, Inc. and Norwest Bank        Statement on Form 10
          Minnesota, N.A., as Trustee, acknowledged and
          agreed to by Jazz Casino Company, L.L.C.,
          dated as of October 30, 1998
 10.23    HET Subordinated Lender Subordination           1-12095
          Agreement (Senior Subordinated Notes) among     Exhibit 10.23 to Pre-Effective Amendment No.
          Harrah's Entertainment, Inc., Harrah's          2 to JCC Holding Company's Registration
          Operating Company, Inc. and Norwest Bank        Statement on Form 10
          Minnesota, N.A., as Trustee, acknowledged and
          agreed to by Jazz Casino Company, L.L.C.,
          dated as of October 30, 1998
 10.24    HET Subordinated Lender Subordination           1-12095
          Agreement (Convertible Junior Subordinated      Exhibit 10.24 to Pre-Effective Amendment No.
          Debentures) among Harrah's Entertainment,       2 to JCC Holding Company's Registration
          Inc., Harrah's Operating Company, Inc. and      Statement on Form 10
          Norwest Bank Minnesota, N.A., as Trustee,
          acknowledged and agreed to by Jazz Casino
          Company, L.L.C., dated as of October 29, 1998
 10.25    Credit Enhancement Fee Agreement between Jazz   1-12095
          Casino Company, L.L.C. and Harrah's Operating   Exhibit 10.25 to Pre-Effective Amendment No.
          Company, Inc., dated October 29, 1998           2 to JCC Holding Company's Registration
                                                          Statement on Form 10
 10.26    HET/JCC Agreement between Harrah's              1-12095
          Entertainment, Inc., Harrah's Operating         Exhibit 10.26 to Pre-Effective Amendment No.
          Company, Inc. and Jazz Casino Company, L.L.C.,  2 to JCC Holding Company's Registration
          dated October 30, 1998                          Statement on Form 10
 10.27    Guaranty and Loan Purchase Agreement by         1-12095
          Harrah's Entertainment, Inc. and Harrah's       Exhibit 10.27 to Pre-Effective Amendment No.
          Operating Company, Inc., acknowledged and       2 to JCC Holding Company's Registration
          agreed to by Bankers Trust Company as           Statement on Form 10
          Administrative Agent, dated as of October 29,
          1998
 10.28    Act of Mortgage and Collateral Assignment by    1-12095
          Jazz Casino Company L.L.C., in favor of The     Exhibit 10.28 to Pre-Effective Amendment No.
          Bank of New York, as Collateral Agent, for the  2 to JCC Holding Company's Registration
          present and future holders of the Secured       Statement on Form 10
          Indebtedness, dated October 29, 1998,
          effective as of October 30, 1998
 10.29    Act of Mortgage and Collateral Assignment by    1-12095
          CP Development, L.L.C., in favor of The Bank    Exhibit 10.29 to Pre-Effective Amendment No.
          of New York, as Collateral Agent, for the       2 to JCC Holding Company's Registration
          present and future holders of the Secured       Statement on Form 10
          Obligations, dated October 29, 1998, effective
          as of October 30, 1998

EXHIBIT
  NO.                      DESCRIPTION                               SEC DOCUMENT REFERENCE
-------                    -----------                               ----------------------
 10.30    Act of Mortgage and Collateral Assignment by    1-12095
          FP Development, L.L.C., in favor of The Bank    Exhibit 10.30 to Pre-Effective Amendment No.
          of New York, as Collateral Agent, for the       2 to JCC Holding Company's Registration
          present and future holders of the Secured       Statement on Form 10
          Obligations, dated October 29, 1998, effective
          as of October 30, 1998
 10.31    Act of Mortgage and Collateral Assignment by    1-12095
          JCC Development Company, L.L.C., in favor of    Exhibit 10.31 to Pre-Effective Amendment No.
          The Bank of New York, as Collateral Agent, for  2 to JCC Holding Company's Registration
          the present and future holders of the Secured   Statement on Form 10
          Obligations, dated October 29, 1998, effective
          as of October 30, 1998
 10.32    Credit Enhancement Fee Agreement (Bank Credit   1-12095
          Agreement) by and among Bankers Trust Company,  Exhibit 10.32 to Pre-Effective Amendment No.
          as Administrative Agent for Morgan Stanley      2 to JCC Holding Company's Registration
          Prime Income Trust and Van Kampen American      Statement on Form 10
          Capital Prime Rate Income Trust, Harrah's
          Operating Company, Inc. and Harrah's
          Entertainment, Inc., dated October 29, 1998
 10.33    Security Agreement, dated as of October 29,     1-12095
          1998, among JCC Holding Company, Jazz Casino    Exhibit 10.33 to Pre-Effective Amendment No.
          Company, L.L.C., CP Development, L.L.C., FP     2 to JCC Holding Company's Registration
          Development L.L.C., and JCC Development         Statement on Form 10
          Company, L.L.C. (each, an "Assignor" and,
          together with any other entity that becomes a
          party, the "Assignors"), The Bank of New York,
          as Collateral Agent for the benefit of
          Harrah's Entertainment, Inc., Harrah's
          Operating Company, Inc. and the Secured
          Creditors
 10.34    Pledge Agreement, dated as of October 29,       1-12095
          1998, among JCC Holding Company, Jazz Casino    Exhibit 10.34 to Pre-Effective Amendment No.
          Company, L.L.C., CP Development, L.L.C., FP     2 to JCC Holding Company's Registration
          Development, L.L.C., and JCC Development        Statement on Form 10
          Company, L.L.C. (each a "Pledgor" and
          collectively, the "Pledgors"), The Bank of New
          York Harrah's Entertainment, Inc., Harrah's
          Operating Company, Inc. and the Secured
          Creditors
 10.35    Subsidiaries Guaranty, dated as of October 29,  1-12095
          1998, among CP Development, L.L.C., FP          Exhibit 10.35 to Pre-Effective Amendment No.
          Development, L.L.C. and JCC Development         2 to JCC Holding Company's Registration
          Company, L.L.C. (each a "Guarantor" and,        Statement on Form 10
          together with any other entity that become a
          party, the "Guarantors"), and Bankers Trust
          Company, as Administrative Agent, for the
          benefit of the Creditors
 10.36    Assignment of Contracts and Ancillary Rights,   1-12095
          dated as of October 30, 1998, among Jazz        Exhibit 10.36 to Pre-Effective Amendment No.
          Casino Company, L.L.C., Harrah's Operating      2 to JCC Holding Company's Registration
          Company, Inc. and Harrah's Entertainment, Inc.  Statement on Form 10

EXHIBIT
  NO.                      DESCRIPTION                               SEC DOCUMENT REFERENCE
-------                    -----------                               ----------------------
 10.37    Amended and Restated Open Access Plans of Jazz  1-12095
          Casino Company, L.L.C., Submitted to the        Exhibit 10.37 to Pre-Effective Amendment No.
          Council of the City of New Orleans on October   2 to JCC Holding Company's Registration
          15, 1998                                        Statement on Form 10
 10.38    Open Access Program                             1-12095
                                                          Exhibit 10.38 to Pre-Effective Amendment No.
                                                          2 to JCC Holding Company's Registration
                                                          Statement on Form 10
+10.39    1999 Non-Employee Director Stock Option Plan
 21.01    List of Subsidiaries of JCC Holding Company     1-12095
                                                          Exhibit 21.01 to Pre-Effective Amendment No.
                                                          2 to JCC Holding Company's Registration
                                                          Statement on Form 10
+27.01    Financial Data Schedule
 99.01    Opinion of New Orleans City Attorney regarding  33-73370
          Home Rule Charter                               Exhibit 99.01 to Amendment No. 4 Harrah's
                                                          Jazz Company's and Harrah's Jazz Finance
                                                          Corp.'s Registration Statement on Form S-1
                                                          filed
 99.02    Opinion of New Orleans City Attorney regarding  33-73370
          Amusement Tax                                   Exhibit 99.02 to Amendment No. 4 to Harrah's
                                                          Jazz Company's and Harrah's Jazz Finance
                                                          Corp.'s Registration Statement on Form S-1
                                                          filed
 99.03    Opinion of Richard P. Ieyoub, Louisiana State   33-73370
          Attorney General, regarding the Powers of the   Exhibit 99.03 to Harrah's Jazz Company's
          Louisiana Gaming Control Board                  Annual Report on Form 10-K for the fiscal
                                                          year ended December 31, 1997
 99.04    Jordan vs. Louisiana Gaming Control Board and   33-73370
          Murphy J. Foster and Bean vs. Louisiana Gaming  Exhibit 99.04 to Harrah's Jazz Company
          Control Board and Rivergate Development         Current Report on Form 8-K filed May 19, 1998
          Corporation, Nos. 98-C-1122, 98-C-1133 and
          98-C-1134, (La. S. Ct., May 15, 1998)

---------------

+ Filed herewith.

(B) REPORTS ON FORM 8-K

     The Company filed no Current Reports on Form 8-K during the fourth fiscal quarter ended December 31, 1998.

(C) SEE ITEM 14(A) 3. ABOVE.

(D) SEE ITEM 14(A) 2. ABOVE.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 1999.

                                          JCC HOLDING COMPANY

                                          By:   /s/ FREDERICK W. BURFORD
                                            ------------------------------------
                                                   Frederick W. Burford,
                                                         President

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 1999.

                       SIGNATURE                                             TITLE
                       ---------                                             -----
                /s/ FREDERICK W. BURFORD                  President (principal executive officer)
--------------------------------------------------------
                  Frederick W. Burford

                   /s/ COLIN V. REED                      Class B Director
--------------------------------------------------------
                     Colin V. Reed

                   /s/ SETH E. LEMLER                     Class A Director
--------------------------------------------------------
                     Seth E. Lemler

                   /s/ JOHN M. BOUSHY                     Class B Director
--------------------------------------------------------
                     John M. Boushy

                   /s/ RUDY J. CERONE                     Class A Director
--------------------------------------------------------
                     Rudy J. Cerone

                 /s/ EDDIE N. WILLIAMS                    Class B Director
--------------------------------------------------------
                   Eddie N. Williams

                   /s/ EDWIN JACOBSON                     Class A Director
--------------------------------------------------------
                     Edwin Jacobson

                 /s/ L. CAMILLE FOWLER                    Vice President -- Finance, Treasurer and
--------------------------------------------------------    Secretary (principal financial and
                   L. Camille Fowler                        accounting officer)

                                                                      SCHEDULE I
                              JCC HOLDING COMPANY
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEET
                               DECEMBER 31, 1998
                        (IN THOUSANDS, EXCEPT PER SHARE)

                                ASSETS
INVESTMENT IN SUBSIDIARIES..................................  $104,720
                                                              --------
TOTAL ASSETS................................................  $104,720
                                                              ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITY
  Accrued franchise taxes...................................  $    310
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common Stock:
     Unclassified Common Stock (40,000 shares authorized;
      none issued and outstanding; par value $.01 per
      share)................................................        --
     Class A Common Stock (20,000 shares authorized; 5,547
      issued and outstanding; par value $.01 per share).....        55
     Class B Common Stock (20,000 shares authorized; 4,453
      issued and outstanding; par value $.01 per share).....        45
  Additional paid-in capital................................   107,987
  Accumulated deficit.......................................    (3,677)
                                                              --------
          Total stockholders' equity........................   104,410
                                                              --------
LIABILITIES AND STOCKHOLDERS' EQUITY........................  $104,720
                                                              ========

                  See notes to condensed financial statements.

                                                                      SCHEDULE I

                              JCC HOLDING COMPANY
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENT OF OPERATIONS
           FOR THE PERIOD FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998
                                 (IN THOUSANDS)

MISCELLANEOUS REVENUES......................................  $    --
OPERATING EXPENSES:
  Equity in subsidiary losses...............................    3,367
  General and administrative................................      310
                                                              -------
          Total operating expenses..........................    3,677
                                                              -------
NET LOSS....................................................  $(3,677)
                                                              =======

                  See notes to condensed financial statements.

                                                                      SCHEDULE I

                              JCC HOLDING COMPANY
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       STATEMENT OF STOCKHOLDERS' EQUITY
           FOR THE PERIOD FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                              COMMON STOCK
                                    ---------------------------------
                                        CLASS A           CLASS B       ADDITIONAL
                                    ---------------   ---------------    PAID-IN     ACCUMULATED
                                    SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL       DEFICIT      TOTAL
                                    ------   ------   ------   ------   ----------   -----------   --------
Balance -- October 30, 1998.......  5,547    $   55   4,453     $45      $107,987      $    --     $108,087
Net loss..........................     --        --      --      --            --       (3,677)      (3,677)
                                    -----    ------   -----     ---      --------      -------     --------
Balance -- December 31, 1998......  5,547    $   55   4,453     $45      $107,987      $(3,677)    $104,410
                                    =====    ======   =====     ===      ========      =======     ========

                  See notes to condensed financial statements.

                                                                      SCHEDULE I

                              JCC HOLDING COMPANY
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENT OF CASH FLOWS
           FOR THE PERIOD FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998
                                 (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(3,677)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Equity in subsidiary losses............................    3,367
     Changes in operating assets and liabilities:
       Accrued franchise taxes..............................      310
                                                              -------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES.......       --
                                                              -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........       --
                                                              -------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............       --
                                                              -------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $    --
                                                              =======

                  See notes to condensed financial statements.

                                                                      SCHEDULE I

                              JCC HOLDING COMPANY
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
           FOR THE PERIOD FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The investments in JCC Holding Company's ("JCC Holding") subsidiaries are carried at JCC Holding's equity in the subsidiary which represents amounts invested less JCC Holding's equity in losses to date.

     Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. Accordingly, these financial statements should be read in conjunction with JCC Holding's consolidated financial statements.