Form 10-Q
period 1999-03-31
JCC HOLDING CO
filed 1999-05-14
CIK 1021352

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     MARCH 31, 1999
                                        ----------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ____________

                         Commission File Number 1-12095

                               JCC HOLDING COMPANY
             (Exact name of registrant as specified in its charter)

          Delaware                                                   62-1650470
(State or other jurisdiction                                       (IRS employer
      of incorporation)                                        identification number)

                             512 South Peters Street
                             New Orleans, Louisiana
                    (Address of principal executive offices)

                  Registrant's telephone number (504) 533-6000

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No _____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of May 13, 1999 a total of 5,547,377 shares of Class A Common
Stock, par value $.01 per share, and a total of 4,452,623 shares of Class B Common Stock, par value $.01 per share, of JCC Holding Company were outstanding.

                               JCC HOLDING COMPANY
                                 MARCH 31, 1999

                                      INDEX

                                                                                                PAGE
                                                                                               NUMBER
                                                                                               ------
SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS                                   2

PART I    FINANCIAL INFORMATION                                                                  3

          Item 1. Financial Statements                                                           3

          Condensed Consolidated Balance Sheets as of
              March 31, 1999 and December 31, 1998                                               4

          Condensed Consolidated Statements of Operations for the
              Three Months Ended March 31, 1999 and 1998 (Predecessor)                           5

          Condensed Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 1999 and 1998 (Predecessor)                           6

          Notes to Condensed Consolidated Financial Statements                                   7

          Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                9

          Item 3. Quantitative and Qualitative Disclosures About Market Risk                     14

PART II  OTHER INFORMATION                                                                       14

          Item 6. Exhibits and Reports on Form 8-K                                               14

SIGNATURES                                                                                       15

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         Statements in this Quarterly Report on Form 10-Q which are not historical fact, including in particular statements regarding (1) the plans, objectives, expectations and prospects of JCC Holding Company ("JCC Holding") and its subsidiaries and (2) the construction and opening by a subsidiary of JCC Holding of a land-based casino in New Orleans, Louisiana (the "Casino"), are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions identify forward-looking statements. Important factors that could cause actual results to differ materially from the results anticipated by the forward-looking statements include, without limitation, the inability of JCC Holding's subsidiary to construct and open, and the timing of the construction and opening of, the Casino and the other risks detailed in JCC Holding's Annual Report on Form 10-K under the heading "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Performance" and other filings by JCC Holding with the Securities and Exchange Commission.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                                  MARCH 31,     DECEMBER 31,
                                                                                    1999            1998
                                                                                  --------        --------
Current assets:
     Cash and cash equivalents (includes restricted cash of $1,010 and $605,
         respectively)                                                            $  3,845        $ 25,506
     Prepaids and other assets                                                       2,335           1,741
                                                                                  --------        --------
         Total current assets                                                        6,180          27,247
                                                                                  --------        --------
Property and equipment:
     Property held for development                                                  13,559          13,200
     Construction in progress (includes restricted cash of  $9,453 and
         $9,218, respectively)                                                     220,730         192,917
     Furniture, fixtures and equipment, net of accumulated depreciation
         of $181 and $71, respectively                                              12,430          12,541
                                                                                  --------        --------
         Net property and equipment                                                246,719         218,658
                                                                                  --------        --------
Deferred assets, net of amortization:
     Deferred operating contract costs                                              68,676          68,676
     Lease prepayments                                                              16,985          16,985
     Other                                                                          13,727          11,565
                                                                                  --------        --------
         Total deferred assets, net of amortization                                 99,388          97,226
                                                                                  --------        --------
                                                                                  $352,287        $343,131
                                                                                  ========        ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                             $     46        $    643
     Accrued expenses                                                               22,477          14,659
                                                                                  --------        --------
         Total current liabilities                                                  22,523          15,302
                                                                                  --------        --------
Long-Term Debt                                                                     190,278         185,519
                                                                                  --------        --------
Deferred Income Taxes                                                               37,900          37,900
                                                                                  --------        --------
Commitments and Contingencies
Stockholders' Equity:
     Common Stock:
         Unclassified Common Stock (40,000 shares authorized; none issued
              and outstanding; par value $.01 per share)                                --              --
         Class A Common Stock (20,000 shares authorized; 5,547 issued
              and outstanding; par value $.01 per share)                                55              55
         Class B Common Stock (20,000 shares authorized; 4,453 issued
              and outstanding; par value $.01 per share)                                45              45
     Additional paid-in capital                                                    107,987         107,987
     Accumulated deficit                                                            (6,501)         (3,677)
                                                                                  --------        --------
         Total stockholders' equity                                                101,586         104,410
                                                                                  --------        --------
                                                                                  $352,287        $343,131
                                                                                  ========        ========

See notes to condensed consolidated financial statements.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         THREE MONTHS ENDED
                                                     ---------------------------
                                                       MARCH 31,     MARCH 31,
                                                         1999          1998
                                                     -----------   -------------
                                                     JCC HOLDING   HARRAH'S JAZZ
                                                       COMPANY        COMPANY
                                                     (SUCCESSOR)   (PREDECESSOR)
MISCELLANEOUS REVENUES                                 $     6       $    24

OPERATING EXPENSES:
    General and administrative                           2,824         2,882
    Depreciation and amortization                          171           149
                                                       -------       -------
         Total operating expenses                        2,995         3,031
                                                       -------       -------
         Loss from operations                           (2,989)       (3,007)
                                                       -------       -------
REORGANIZATION ITEMS                                        --          (574)
                                                       -------       -------
OTHER INCOME (EXPENSE):
    Interest expense, net of capitalized interest           --          (676)
    Interest income                                        165            --
                                                       -------       -------
         Total other income (expense)                      165          (676)
                                                       -------       -------
NET LOSS                                               $(2,824)      $(4,257)
                                                       =======       =======
BASIC LOSS PER SHARE                                   $ (0.28)          N/A
                                                       =======
WEIGHTED AVERAGE SHARES OUTSTANDING                     10,000           N/A
                                                       =======

See notes to condensed consolidated financial statements.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                       THREE MONTHS ENDED
                                                                                    --------------------------
                                                                                     MARCH 31,    MARCH 31,
                                                                                       1999          1998
                                                                                    -----------  -------------
                                                                                    JCC HOLDING  HARRAH'S JAZZ
                                                                                     COMPANY        COMPANY
                                                                                    (SUCCESSOR)  (PREDECESSOR)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                         $ (2,824)      $(4,257)
    Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                    171           149
         Changes in operating assets and liabilities:
             Prepaids and other assets                                                   (594)            1
             Accounts payable                                                            (597)           71
             Accrued expenses                                                           4,410           241
             Pre-confirmation contingencies                                            (1,054)           --
                                                                                     --------       -------
CASH FLOWS USED IN OPERATIONS                                                            (488)       (3,795)
                                                                                     --------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                              (22,951)         (203)
    Payments for other deferred assets                                                 (2,222)           --
                                                                                     --------       -------
CASH FLOWS USED IN INVESTING ACTIVITIES                                               (25,173)         (203)
                                                                                     --------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term borrowings                                                  4,000            --
    Proceeds received from Debtor-in-Possession borrowings                                 --         4,041
                                                                                     --------       -------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                             4,000         4,041
                                                                                     --------       -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                  (21,661)           43

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         25,506         3,755
                                                                                     --------       -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $  3,845       $ 3,798
                                                                                     ========       =======

SUPPLEMENTAL CASH FLOW INFORMATION -
Interest paid                                                                        $  1,214       $    --
                                                                                     ========       =======

See notes to condensed consolidated financial statements.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nature of Business

         JCC Holding's purpose is to develop and operate the Casino in downtown New Orleans, Louisiana at the foot of Canal and Poydras Streets on the site of New Orleans' former convention center. The Casino is scheduled to open by October 30, 1999 (the "Opening Date"). Through certain of its subsidiaries, JCC Holding also plans to develop approximately 130,000 square feet of multipurpose non-gaming entertainment space on the second floor of the Casino premises and develop various adjacent properties for entertainment uses supportive of the Casino. Currently, financing has not been obtained to fund the second floor construction or the development of these adjacent properties.


Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of JCC Holding, a Delaware Corporation, and its subsidiaries, have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results. Results of operations for interim periods are not necessarily indicative of a full year of operations. These condensed consolidated financial statements and related notes should be read in conjunction with the financial statements and notes for the period from October 30, 1998 to December 31, 1998 included in JCC Holding's Annual Report on Form 10-K for the year ended December 31, 1998.

         Separate financial statements and other disclosures with respect to JCC Holding's subsidiaries are omitted as such separate financial statements and other disclosures are not deemed material.

Organization

         JCC Holding was incorporated under Delaware law on August 20, 1996 in contemplation of succeeding to all of the assets and liabilities of Harrah's Jazz Company ("HJC" or "Predecessor"), a general partnership, which filed for relief under the United States Bankruptcy Code on November 22, 1995. HJC's general partners included a wholly-owned subsidiary of Harrah's Entertainment, Inc. ("HET"). JCC Holding conducts business through its wholly-owned subsidiaries, Jazz Casino Company, L.L.C., a Louisiana limited liability company ("JCC"), JCC Development Company, L.L.C., a Louisiana limited liability company ("JCC Development"), CP Development, L.L.C., a Louisiana limited liability company ("CP Development"), and FP Development, L.L.C., a Louisiana limited liability company ("FP Development" and, together with JCC Holding, JCC, JCC Development and CP Development, the "Company").

         On October 30, 1998 (the "Effective Date") in accordance with the Third Amended Joint Plan of Reorganization (the "Plan" or the "Plan of Reorganization"), which was confirmed by the United States Bankruptcy Court (the "Bankruptcy Court") on October 13, 1998, the Company became the successor to the operations of HJC. Except for certain real property which vested in CP Development and FP Development, all of the assets of HJC vested in JCC. On the Effective Date in connection with the Plan of Reorganization, JCC Holding issued an aggregate of 10 million shares of its Common Stock consisting of both Class A and Class B stock. The former bondholders of HJC received an aggregate of 5,197,377 shares of Class A Common Stock which constitutes approximately 52% of the issued and outstanding Common Stock. In addition, the former bondholders also received their pro rata share of (i) $187.5 million in aggregate principal amount of JCC's Senior Subordinated

Notes With Contingent Payments due 2009 (the "New Notes") and (ii) JCC's Senior Subordinated Contingent Notes due 2009 (the "New Contingent Notes"). HET, through a wholly-owned subsidiary, acquired beneficial ownership of the Class B Common Stock and currently is the beneficial owner of 4,302,623 shares, which constitutes approximately 43% of the issued and outstanding Common Stock. These shares were acquired in consideration of, among other things, an equity investment of $15 million and the conversion to equity, and contribution to JCC Holding on the Effective Date of $60 million in debtor-in-possession financing that had been provided to HJC by HET or its affiliates over the course of the reorganization. Harrah's Crescent City Investment Company, an indirect wholly-owned subsidiary of HET ("HCCIC"), originally acquired 4,802,623 shares of Class B Common Stock under the Plan. However, under certain settlement agreements entered into in connection with the Plan, HCCIC transferred from its acquired shares of Class B Common Stock (i) options to purchase 300,000 shares to the stockholders of New Orleans Louisiana Development Company, (ii) options to purchase 150,000 shares to Bank One, Louisiana, N.A., formerly known as First National Bank of Commerce ("Bank One") and (iii) its right to receive 350,000 shares to the senior secured bond holders of Grand Palais. Because the senior secured bond holders of Grand Palais are not permitted to own Class B Common Stock under JCC Holding's Restated Certificate of Incorporation, the shares received by them automatically converted into shares of Class A Common Stock. Subsequent to the Effective Date, Bank One exercised its options.

NOTE 2.  CONTINGENCIES

         The Company is involved in various inquiries and administrative proceedings arising in the normal course of business. While any proceeding has an element of uncertainty, the Company believes that the final outcome of these matters will not have a material adverse effect upon the Company's consolidated financial position or its results of operations.

         The enactment and implementation of gaming legislation in the State of Louisiana and the development of the Casino and related facilities have been the subject of lawsuits, claims and delays brought about by various parties. Additional lawsuits and the uncertain political environment may result in further delays, all of which could have a material adverse effect on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         JCC Holding was incorporated under Delaware law on August 20, 1996 to succeed to all of the assets and liabilities of HJC, a general partnership, which filed for relief under the Bankruptcy Code on November 22, 1995. JCC Holding conducts business through its wholly-owned subsidiaries, JCC, JCC Development, CP Development and FP Development and, through JCC, is constructing the Casino in downtown New Orleans, Louisiana at the foot of Canal and Poydras Streets on the site of New Orleans' former convention center. On the Effective Date, the Company became the successor to the operations of HJC in accordance with the Plan of Reorganization as confirmed by the Bankruptcy Court.

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

DEVELOPMENT ACTIVITIES

         As redesigned pursuant to the Plan of Reorganization, the Casino will contain five themed areas named The Jazz Court, The Mardi Gras Court, The Smuggler's Court, The Court of the Mansion and The Court of Good Fortune. The remaining space will be used for additional gaming activities, a food service area, casino support facilities, and multi-function, special event and meeting-room space. The Jazz Court will have a raised domed ceiling and occupy the center of the Casino. Parking for approximately 400 cars and approximately 145,000 square feet of back-of-house and support areas will be provided underneath the main gaming floor. Across Poydras Street and connected to the Casino by an underground tunnel (the "Poydras Tunnel Area") will be a newly constructed parking facility which will contain approximately 1,550 parking spaces.

         The Casino is scheduled to open and commence operations by October 30, 1999 and will include 100,000 square feet of gaming space, a 250-seat buffet, two parking garages, the Poydras Tunnel Area and approximately 12,000 square feet of multi-function, special event, food service and meeting-room space on the first floor of the premises (the "Initial Casino Facilities"). Concurrently with construction of the Initial Casino Facilities, the Company expects that approximately 130,000 square feet of multipurpose non-gaming entertainment space on the second floor of the Casino premises will be constructed to the point at which the shell of the structure is complete as of the opening of the Casino (the "Second Floor Shell Construction"). On October 30, 1998, instructions to proceed with resuming construction of the Casino were given to the Casino construction contractors and construction of the Casino has since resumed.

         Under the Plan of Reorganization, on the Effective Date, title to the real property owned by HJC at 3 Canal Place in New Orleans, adjacent to the Canal Place shopping center (the "3CP Property") vested in CP Development, and title to the real property owned by HJC on Fulton and Poydras Streets in New Orleans adjacent to the Casino parking facilities (the "Fulton Property") vested in FP Development. The Company currently intends that CP Development and FP Development will develop the properties, possibly with the assistance of a third party developer, for entertainment uses that support the Casino.

LIQUIDITY AND CAPITAL RESOURCES

         The Company estimates that from the date HJC filed for bankruptcy, the total cost of completing the project was approximately $367.8 million. This amount included, among other things, hard costs of completing construction of the Casino, costs of obtaining gaming equipment and supplies, reorganization costs related to the bankruptcy, payments to unsecured creditors and cure payments in connection with the assumption of certain contracts. As of March 31, 1999, the remaining costs of completing the project were approximately $158.7 million, including $79.7 million in hard construction costs and $79 million for gaming equipment and supplies and other pre-opening costs. The above estimate of total construction and other costs does not include costs associated with the build-out of non-gaming tenant improvements on the second floor of the Casino beyond the Second Floor Shell Construction and the development of the 3CP Property and Fulton Property. The Company has not obtained financing to fund this build-out or the development of the 3CP Property and Fulton Property, and the Company cannot assure that it will obtain such financing. Without financing, the Company will be unable to affect this build-out and development.

         The funds necessary to complete the development and construction of the Casino (including the installation of certain gaming equipment and other furniture, fixtures and equipment, but excluding the build-out of the non-gaming improvements on the second floor of the Casino beyond the Second Floor Shell Construction and the development of the 3CP Property and Fulton Property) and fund the Company's working capital needs during this time are being, and are expected to continue to be, derived from a combination of (1) the $15 million new equity investment from HCCIC made on the Effective date in connection with the Plan of Reorganization, (2) the $211.5 million of term loans (the "Term Loans") from a syndicate of lenders led by Bankers Trust Company (the "Bank Lenders") under the terms of a Credit Agreement ("Credit Agreement") among JCC, as borrower, JCC Holding, as guarantor, and the Bank Lenders, (3) the $22.5 million of subordinated indebtedness under a credit facility (the "Junior Subordinated Credit Facility") among JCC, HET and Harrah's Operating Company, Inc. ("HOCI"), and (4) the issuance of $27.3 million aggregate principal amount of 8% Convertible Junior Subordinated Debentures due 2010 (the "Convertible Junior Subordinated Debentures") of JCC. In addition, JCC has up to $25 million available for working capital purposes under a working capital line of credit (the "Working Capital Facility"). However, subject to certain exceptions, JCC must repay any amounts outstanding under the Working Capital Facility on the termination of construction date, which generally will occur when the Casino construction is complete, the Casino is fully equipped and the Initial Casino Facilities have opened for business as a casino gaming operation (the "Termination of Construction Date"). The Term Loans consist of a $60 million A Term Loan (the "A Term Loan") comprised of (1) a $10 million tranche ("Tranche A-1"); (2) a $20 million tranche ("Tranche A-2"); and (3) a $30 million tranche ("Tranche A-3") and a $151.5 million B Term Loan (the "B Term Loan") comprised of (1) a $30 million tranche ("Tranche B-1"); and (2) a $121.5 million tranche ("Tranche B-2"). The $10 million Tranche A-1, the $30 million Tranche A-3, the $30 million Tranche B-1 and the $27.3 million in Convertible Junior Subordinated Debentures were fully funded on the Effective Date. As of March 31, 1999, $4 million of the $22.5 million Junior Subordinated Credit Facility was funded. During April 1999, the remainder of the Junior Subordinated Credit Facility was funded. The $121.5 million Tranche B-2 and the $20 million Tranche A-2 will be funded as required for the construction of the Casino with Tranche B-2 to be drawn prior to Tranche A-2. As of May 12, 1999, $20 million of the Tranche B-2 had been drawn to pay for construction costs. If any amount of Tranche B-2 remains undrawn upon completion of the construction of the Casino, it will be drawn to pay down Tranche A-1. In addition, on the Effective Date, HET and HOCI (the "Completion Guarantors") entered into a series of completion guarantees pursuant to which HET and HOCI have guaranteed, among other things, the completion of the Casino and the payment of all obligations of JCC up to and through the completion of the Casino construction. This includes the duty to complete, equip and open the Casino if JCC fails to commence or complete the Casino construction and to pay JCC costs and expenses until the Casino opens prior to the Termination of Construction Date.

         JCC has the option to pay the first six semi-annual payments of fixed interest on the New Notes in kind rather than in cash; provided, however, that JCC must pay the first four semi-annual payments of fixed interest in kind if Tranche A-1 and/or Tranche A-2 is outstanding when such payments are due. JCC also has the option of paying the interest on the Convertible Junior Subordinated Debentures, in whole or in part, in kind rather than in cash (1) at any time on or prior to October 30, 2003, and (2) at any time thereafter if JCC did not make contingent payments with respect to the New Contingent Notes on the immediately preceding interest payment date for the New Contingent Notes. Because borrowings under Tranche A-1 are currently outstanding, JCC intends to pay the first semi-annual payment of fixed interest on the New Notes due on May 15, 1999 in kind rather than cash. JCC also intends to pay the first semi-annual interest payment on the Convertible Junior Subordinated Debentures due on May 15, 1999 in kind rather than cash.

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

         The Company expects that the capital expenditures necessary to operate the Casino after the Opening Date will be funded by a capital replacement fund JCC is required to establish pursuant to (1) the Amended Ground Lease, among JCC, Rivergate Development Corporation, as landlord, and the City of New Orleans, as intervenor, (2) the Amended Management Agreement (the "Management Agreement") among JCC and Harrah's New Orleans Management Agreement (the "Manager"), and (3) the Amended and Renegotiated Casino Operating Contract among HJC, JCC and the State of Louisiana, by and through the Louisiana Gaming Control Board (the "LGCB"). JCC will be required to fund monthly payments into the capital replacement fund in an aggregate amount equal to $3 million for the first 12 months following the Opening Date, $4 million for the second 12 months following the Opening Date, $5 million for the third 12 months following the Opening Date, and 2% of the gross revenues of the Casino for each fiscal month thereafter.

         Funds provided by a combination of these sources are expected to be sufficient to satisfy the Company's financial obligations, other than paying interest in cash on the New Notes and on the Convertible Junior Subordinated Debentures, during the next 12 months, including developing and commencing operations at the Casino up through the opening of the Initial Casino Facilities and completing the Second Floor Shell Construction, assuming no delays or construction cost overruns. JCC intends to pay interest on the New Notes and on the Convertible Junior Subordinated Debentures in kind rather than in cash (thus deferring cash interest payments) for at least the next 12 months. In the event that the Company's sources of working capital are not sufficient to fund the Company's working capital and other liquidity needs, under certain circumstances JCC may also defer amortization payments under the Term Loans and defer certain fees payable under the Management Agreement. The Company cannot assure that additional financing, if needed, will be available to JCC, or that, if available, the financing will be on terms favorable to the Company. In addition, the Company cannot assure that JCC's estimate of its reasonably anticipated liquidity needs is accurate or that new business developments or other unforeseen events will not occur resulting in the need to raise additional funds.

RESULTS OF OPERATIONS

         Prior to consummation of the Plan of Reorganization, the Company had not (1) conducted any operations, (2) generated any revenues or (3) issued any capital stock. During the three months ended March 31, 1999, the Company's activities consisted primarily of administering the construction of the Casino and preparing for opening the Casino in October 1999. In addition, prior to consummation of the Plan of Reorganization and during the three months ended March 31, 1998, the Predecessor's activities consisted of administering the bankruptcy case, preparing the Plan of Reorganization and related Disclosure Statement, negotiating with interested parties with respect to the Plan of Reorganization, and related issues. The Predecessor's primary source of operating funds was debtor-in-possession financing provided by HET and its affiliates and its largest expenses were general and administrative expenses and reorganization costs. Due to the application of "fresh start" reporting and because neither the Company nor the Predecessor had any gaming operations and all of their activities were related to the Chapter 11 reorganization during the three months ended March 31, 1998, the Company believes that comparisons between the quarters ended March 31, 1999 and March 31, 1998 are not meaningful.

         Because the Casino is not expected to be open for operation until October 1999, the Company's revenues of approximately $6,000 during the three months ended March 31, 1999 and the Predecessor's revenues of approximately $24,000 during the three months ended March 31, 1998 were generated primarily from the rental income generated from a parking lot located on the 3CP Property.

         During the three months ended March 31, 1999, the Company incurred general and administrative expenses of approximately $2.8 million, consisting primarily of salaries and wages, legal and professional fees, property taxes, recruiting employees to work in the casino and pre-opening marketing. During the same period in 1998, the Predecessor incurred general and administrative expenses of approximately $2.9 million, consisting primarily of rent paid by HJC to the City of New Orleans relating to the lease of the site on which the Casino is located and salaries, wages and other costs associated with safeguarding the assets of the bankrupt estate.

         During the three months ended March 31, 1999, the Company incurred depreciation and amortization expenses of approximately $171,000, an increase from approximately $149,000 incurred by the Predecessor during the same period in 1998. This increase resulted primarily from the additional assets being placed into service during 1999.

         During the three months ended March 31, 1999, the Company capitalized approximately $5.2 million of interest expense incurred on outstanding indebtedness and generated approximately $165,000 of interest income on amounts funded in connection with the Plan of Reorganization which had not been spent during this period. During the three months ended March 31, 1998, the Predecessor incurred approximately $676,000 of interest expense incurred on borrowings under its debtor-in-possession financing.

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

         The Company operates principally through JCC's construction and operation of the Casino. Under the terms of the Amended Management Agreement, the Manager has the sole and exclusive right to manage and operate the Casino. In connection with its management of the Casino, JCC and the Manager entered into an agreement pursuant to which the Manager is required to prepare and deliver to JCC Holding reports ("Year 2000 Reports") regarding certain Year 2000 issues relating to the operation of computer systems at the Casino, including, imbedded chips of any nature, security systems, electrical systems, gaming equipment and heating, ventilation and air conditioning systems. The Year 2000 Reports are required to be delivered quarterly with a final report to be delivered no later than ten days prior to the Opening Date, and are required to outline (i) the procedures implemented by the Manager to assess whether any Year 2000 issues affect or are reasonably likely to affect Casino operations, including the identity of any independent consulting firm engaged by the Manager to evaluate Year 2000 issues, (ii) the extent to which any Year 2000 issues are reasonably likely to exist and/or have been identified by the Manager, together with a summary of any written reports prepared and (iii) the remedial measures taken or proposed to be taken by the Manager. The Company anticipates that it will rely primarily on the Year 2000 Reports to evaluate the Casino's, JCC's and JCC Holding's Year 2000 state of readiness. JCC received the first Year 2000 Report on January 29, 1999 in which the Manager identified the critical business systems and leased proprietary systems that it has evaluated, or is in the process of evaluating, to determine such systems' Year 2000 readiness. On April 30, 1999, JCC received the second Year 2000 Report in which the Manager reported which of these systems are ready, which are not ready, and for which systems it is still evaluating Year 2000 readiness. The Manager has also identified the measures that it will take, or has taken, to remedy systems that are not Year 2000 ready including, upgrades, replacement and renovation.

         The Company and the Manager have also sought to identify those third parties whose operations may be impacted by the Year 2000 issue and on which the Company's operations rely. This includes the contractors who the Company has retained to complete the Casino construction (including sub-contractors), and HET and its affiliates (from whom gaming equipment and other systems have been and will be acquired), the Manager, financial institutions that have provided financing and other services to the Company, utility providers, and other suppliers. The Company and the Manager are endeavoring to incorporate Year 2000 certifications, representations and warranties in their agreements, bids and purchase orders from such third parties. In addition, the Company and the Manager also are gathering written materials published by such third parties or are otherwise communicating directly with such third parties in order to determine their Year 2000 readiness and the readiness of the products or services they supply to the Company. While the Company and the Manager have collected many responses and other materials from such third parties regarding Year 2000 readiness, the process is ongoing and is expected to continue up to and through the date when the Casino opens for operations. The Company is not certain that the Year 2000 issue will be properly and timely resolved with respect to all of these third parties and, if not resolved by any such third party, this could materially and adversely affect the Company's business, financial condition and results of operations.

         Costs to Address the Year 2000 Issue. As of March 31, 1999, the Company had not incurred any costs to address the Year 2000 issue in addition to the amounts previously budgeted for equipping and constructing the Casino. In both Year 2000 Reports, the Manager indicated that it had not identified any Year 2000 issues that will result in cost increases over its current budget for equipping the Casino. However, because this assessment is not complete, the Manager reported that Year 2000 issues may arise that could result in additional expenditures by the Company, including expenditures that may exceed the Manager's budget for equipping the Casino. Accordingly, because neither the Company nor the Manager has fully evaluated the Company's state of readiness with respect to the Year 2000 issue, the Company cannot currently estimate the costs that may be incurred to address or remedy any such Year 2000 issues. In addition, if the costs of addressing or remedying the Company's Year 2000 issues or problems resulting from Year 2000 issues of others prove to be significant, it may materially and adversely affect the Company's business, financial condition and results of operations.

         Risks. When open to the public, the Casino is expected to be heavily dependent on the Manager, as well as financial institutions and the constant availability of utilities. As a result, the Company currently believes that the most reasonably likely worst case Year 2000 scenario would involve the Manager's inability to operate the Casino, the inability of financial institutions to supply the Casino funds and services, or the temporary interruption of electric power, telephone or other utilities supplied to the Casino due to a failure of the Manager, a financial institution, or a utility supplier to be Year 2000 compliant. In addition, if the Company and/or its significant suppliers fail to timely address and correct material Year 2000 issues, or if corrections made by such suppliers to address Year 2000 issues are incompatible with the Company's systems, the Year 2000 issue could materially and adversely affect the Company's business, financial condition and results of operations.

         Contingency Plans. The Company is in the process of establishing a contingency plan to address the most reasonably likely worst case scenarios described above. Because the Company and the Manager have not completed the testing of those internal systems which are available for testing or which it can test feasibly and practically, and since the Company and the Manager are still in the process of choosing suppliers, finalizing bid proposals as well as collecting responses regarding Year 2000 readiness from existing suppliers, the Company has not fully assessed its potential Year 2000 exposure. Accordingly, the Company has not yet completed its Year 2000 contingency plans. The Company expects that it will complete developing these plans by September 1999 as it installs computer hardware and software in the Casino and negotiates contracts with its remaining significant suppliers.

RECENTLY ISSUED PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company intends to adopt SFAS 133 effective January 1, 2000. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position or results of operations of the Company because the Company has limited derivative use.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         The Company has a significant amount of indebtedness which accrues interest at fixed and variable rates. As of March 31, 1999, the aggregate amount of the Company's outstanding indebtedness was $288.8 million, of which $70.0 million accrued interest at variable rates and $218.8 accrued interest at fixed rates. The interest rate of the Company's variable rate indebtedness will fluctuate with changes in the base rate and the LIBOR rate applicable under the Credit Agreement. A change in either the base rate or LIBOR under the Credit Agreement will affect the interest rate at which indebtedness outstanding under the Credit Agreement accrues. As a result, a significant increase in either the base rate or LIBOR could materially and adversely affect the Company's business, financial position and results of operations.


                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                     EXHIBIT
                       NO.                 DESCRIPTION
                       ---                 -----------

                      27.01      Financial Data Schedule (for SEC use only).

         (b) The Company filed no current reports on Form 8-K during the three months ended March 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          JCC HOLDING COMPANY


Date:    May 12, 1999                     By:/S/ Frederick W. Burford
                                             ----------------------------------------------
                                             Frederick W. Burford, President
                                             (Principal Executive Officer of the Registrant)



Date:    May 12, 1999                     By: /S/ L. Camille Fowler
                                             ----------------------------------------------
                                             L. Camille Fowler, Vice President-Finance,
                                             Treasurer and Secretary
                                             (Principal Financial Officer and Principal
                                             Accounting Officer of the Registrant)