Form 10-Q
period 1999-06-30
JCC HOLDING CO
filed 1999-08-13
CIK 1021352

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     JUNE 30, 1999
                                            -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ____________


                         Commission File Number 1-12095

                               JCC HOLDING COMPANY
                               -------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                            62-1650470
          --------                                            ----------
(State or other jurisdiction                                (IRS employer
      of incorporation)                                 identification number)

                             512 South Peters Street
                             New Orleans, Louisiana
                             -----------------------
                    (Address of principal executive offices)

                  Registrant's telephone number (504) 533-6000


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes   X   No
                          ----     ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of August 13, 1999 a total of 5,626,377 shares of Class A Common Stock, par value $.01 per share, and a total of 4,452,623 shares of Class B Common Stock, par value $.01 per share, of JCC Holding Company were outstanding.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q



                                                                                                PAGE
                                                                                               NUMBER
                                                                                            --------------

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS                                    2

PART I    FINANCIAL INFORMATION

          Item 1. Financial Statements                                                            2

          Condensed Consolidated Balance Sheets as of
              June 30, 1999 and December 31, 1998 (Unaudited)                                     3

          Condensed Consolidated Statements of Operations for the
              Three and Six Months Ended June 30, 1999 and 1998 (Predecessor)(Unaudited)          4

          Condensed Consolidated Statements of Cash Flows for the
              Six Months Ended June 30, 1999 and 1998 (Predecessor)(Unaudited)                    5

          Notes to Condensed Consolidated Financial Statements (Unaudited)                        6

          Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                 9

          Item 3. Quantitative and Qualitative Disclosures About Market Risk                     14

PART II  OTHER INFORMATION

          Item 4.  Submission of Matters to a Vote of Security Holders                           15

          Item 6. Exhibits and Reports on Form 8-K                                               15

SIGNATURES                                                                                       16

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  JCC HOLDING COMPANY AND SUBSIDIARIES
                  (SUCCESSOR TO HARRAH'S JAZZ COMPANY)
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                  JUNE 30, 1999 AND DECEMBER 31, 1998
                              (UNAUDITED)
                   (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                  June 30,      December 31,
                                                                                    1999            1998
                                                                                ------------    ------------
                               ASSETS

Current Assets:
     Cash and cash equivalents (includes restricted
         cash of $3,190 and $605, respectively)                                 $      9,537    $     25,506
     Prepaids and other assets                                                         2,888           1,741
                                                                                ------------    ------------
             Total current assets                                                     12,425          27,247
                                                                                ------------    ------------

Property and Equipment:
     Buildings                                                                        19,959              --
     Property held for development                                                    13,885          13,200
     Construction in progress (includes restricted
         cash of $13,893 and $9,218, respectively)                                   265,453         192,917
     Furniture, fixtures and equipment                                                12,590          12,612
                                                                                ------------    ------------
             Total                                                                   311,887         218,729
     Less - accumulated depreciation                                                    (357)            (71)
                                                                                ------------    ------------
             Net property and equipment                                              311,530         218,658
                                                                                ------------    ------------

Deferred assets, net of amortization:
     Deferred operating contract                                                      68,676          68,676
     Lease prepayments                                                                16,985          16,985
     Other                                                                            15,880          11,565
                                                                                ------------    ------------
             Total deferred assets, net of amortization                              101,541          97,226
                                                                                ------------    ------------

                                    TOTAL ASSETS                                $    425,496    $    343,131
                                                                                ============    ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                           $         49    $        643
     Accrued expenses                                                                 15,704          14,659
                                                                                ------------    ------------
             Total current liabilities                                                15,753          15,302
                                                                                ------------    ------------

Long-Term Debt                                                                       276,806         185,519

Deferred Income Taxes                                                                 37,900          37,900

Commitments and Contingencies

Stockholders' Equity:
     Common Stock:
         Unclassified common stock (40,000,000 shares authorized; none
             issued and outstanding; par value $.01 per share)                            --              --
         Class A common stock (20,000,000 shares authorized; 5,626,377 shares
             issued and outstanding; par value $.01 per share)                            56              55
         Class B common stock (20,000,000 shares authorized; 4,452,623 shares
             issued and outstanding; par value $.01 per share)                            45              45
     Additional paid-in capital                                                      108,451         107,987
     Accumulated deficit                                                             (13,128)         (3,677)
     Less - unearned compensation                                                       (387)             --
                                                                                ------------    ------------
             Total stockholders' equity                                               95,037         104,410
                                                                                ------------    ------------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $    425,496    $    343,131
                                                                                ============    ============



See Notes to Condensed Consolidated Financial Statements.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR
              THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


                                                          JCC HOLDING    HARRAH'S JAZZ     JCC HOLDING    HARRAH'S JAZZ
                                                            COMPANY         COMPANY         COMPANY        COMPANY
                                                          (SUCCESSOR)    (PREDECESSOR)    (SUCCESSOR)    (PREDECESSOR)
                                                          ------------   -------------    ------------    ------------
                                                              THREE MONTHS ENDED                SIX MONTHS ENDED
                                                          ----------------------------    ----------------------------
                                                              1999           1998             1999             1998
                                                          ------------    ------------    ------------    ------------
                                                                       (IN THOUSANDS, EXCEPT SHARE DATA)

Miscellaneous Revenues                                    $          4    $         26    $         10    $         50

Operating Expenses:
      General and administrative                                 6,465           5,036           9,289           7,918
      Depreciation and amortization                                236             144             407             293
                                                          ------------    ------------    ------------    ------------
            Total operating expenses                             6,701           5,180           9,696           8,211
                                                          ------------    ------------    ------------    ------------

Operating Loss                                                  (6,697)         (5,154)         (9,686)         (8,161)
                                                          ------------    ------------    ------------    ------------

Reorganization Items                                                --          (1,885)             --          (2,459)

Other income (expenses)
      Interest expense, net of capitalized interest                 --            (761)             --          (1,437)
      Interest and other income                                     70              --             235              --
                                                          ------------    ------------    ------------    ------------
            Total other income                                      70            (761)            235          (1,437)
                                                          ------------    ------------    ------------    ------------

Net Loss                                                  $     (6,627)   $     (7,800)   $     (9,451)   $    (12,057)
                                                          ============    ============    ============    ============

Basic Loss Per Share                                      $      (0.66)                   $      (0.94)
                                                          ============                    ============

Weighted Average Shares Outstanding                         10,054,692                      10,027,497
                                                          ============                    ============



      See Notes to Condensed Consolidated Financial Statements.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


                                                                                        JCC HOLDING   HARRAH'S JAZZ
                                                                                          Company        Company
                                                                                        (Successor)   (Predecessor)
                                                                                        -----------   -------------
                                                                                           1999            1998
                                                                                        -----------   -------------
                                                                                               (IN THOUSANDS)

Cash Flows From Operating Activities:
    Net loss                                                                            $    (9,451)   $   (12,057)
    Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                          407            293
         Amortization of unearned compensation                                                   77             --
    Changes in operating assets and liabilities:
         Prepaids and other assets                                                           (1,147)             1
         Accounts payable                                                                      (594)         4,338
         Accrued expenses                                                                       404             --
         Pre-confirmation contingencies                                                      (1,688)            --
                                                                                        -----------    -----------
           Net cash flows used in operating activities                                      (11,992)        (7,425)
                                                                                        -----------    -----------

Cash Flows From Investing Activities:
    Capital expenditures                                                                    (82,084)          (477)
    Proceeds from sale of property                                                               42             --
    Increase in other deferred assets                                                        (4,435)            --
                                                                                        -----------    -----------
           Net cash flows used in investing activities                                      (86,477)          (477)
                                                                                        -----------    -----------

Cash Flows From Financing Activities:
    Proceeds from long-term borrowings                                                       82,500             --
    Proceeds from debtor-in-possession borrowings                                                --          7,871
                                                                                        -----------    -----------
           Net cash flows provided by financing activities                                   82,500          7,871
                                                                                        -----------    -----------

Net decrease in cash and cash equivalents                                                   (15,969)           (31)

Cash and cash equivalents, beginning of period                                               25,506          3,755
                                                                                        -----------    -----------

Cash and cash equivalents, end of period                                                $     9,537    $     3,724
                                                                                        ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
         Interest                                                                       $     2,558             --
    Noncash investing and financing activities:
         Increase in long-term debt for payment-in-kind interest payments               $     7,142             --
         Amortization of debt discount                                                  $     1,647             --
         Capitalized interest                                                           $    11,117             --
         Issuance of restricted stock awards                                            $       464             --


See Notes to Condensed Consolidated Financial Statements.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nature of Business

         JCC Holding's purpose is to develop and operate the Casino in downtown New Orleans, Louisiana at the foot of Canal and Poydras Streets on the site of New Orleans' former convention center. The Casino is scheduled to open on October 28, 1999 (the "Opening Date"). Through certain of its subsidiaries, JCC Holding also plans to develop approximately 150,000 square feet of multipurpose non-gaming entertainment space on the second floor of the Casino premises and develop various adjacent properties for entertainment uses supportive of the Casino. Currently, financing has not been obtained to fund the second floor construction or the development of these adjacent properties.


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

Organization

         JCC Holding was incorporated under Delaware law on August 20, 1996 in contemplation of succeeding to all of the assets and liabilities of Harrah's Jazz Company ("HJC" or "Predecessor"), a general partnership, which filed for relief under the United States Bankruptcy Code on November 22, 1995. HJC's general partners included a wholly-owned subsidiary of Harrah's Entertainment, Inc. ("HET"). JCC Holding conducts business through its wholly-owned subsidiaries, Jazz Casino Company, L.L.C., a Louisiana limited liability company ("JCC"), JCC Development Company, L.L.C., a Louisiana limited liability company ("JCC Development"), JCC Canal Development L.L.C. (formerly CP Development, L.L.C.), a Louisiana limited liability company ("Canal Development"), and JCC Fulton Development, L.L.C. (formerly FP Development, L.C.C.), a Louisiana limited liability company ("Fulton Development" and, together with JCC Holding, JCC, JCC Development and Canal Development, the "Company").

         On October 30, 1998 (the "Effective Date") in accordance with the Third Amended Joint Plan of Reorganization (the "Plan" or the "Plan of Reorganization"), which was confirmed by the United States Bankruptcy Court (the "Bankruptcy Court") on October 13, 1998, the Company became the successor to the operations of HJC. Except for certain real property which vested in Canal Development and Fulton Development, all of the assets of HJC vested in JCC. On the Effective Date in connection with the Plan of Reorganization, JCC Holding issued an aggregate of 10 million shares of its Common Stock consisting of both Class A and Class B stock. The former bondholders of HJC received an aggregate of 5,197,377 shares of Class A Common Stock which constitutes approximately 52% of the issued and outstanding Common Stock. In addition, the former bondholders also received their pro rata share of (i) $187.5 million in aggregate principal amount of JCC's Senior Subordinated Notes With Contingent Payments due 2009 (the "New Notes") and (ii) JCC's Senior Subordinated Contingent Notes due 2009 (the "New Contingent Notes"). HET, through a wholly-owned subsidiary, acquired beneficial ownership of the Class B Common Stock and currently is the beneficial owner of 4,302,623 shares, which constitutes approximately 43% of the issued and outstanding Common Stock. These shares were acquired in consideration of, among other things, an equity investment of $15 million and the conversion to equity, and contribution to JCC Holding on the Effective Date of $60 million in debtor-in-possession financing that had been provided to HJC by HET or its affiliates over the course of the reorganization. Harrah's Crescent City Investment Company, an indirect wholly-owned subsidiary of HET ("HCCIC"), originally acquired 4,802,623 shares of Class B Common Stock under the Plan. However, under certain settlement agreements entered into in connection with the Plan, HCCIC transferred from its acquired shares of Class B Common Stock (i) options to purchase 300,000 shares to the stockholders of New Orleans Louisiana Development Company, (ii) options to purchase 150,000 shares to Bank One, Louisiana, N.A., formerly known as First National Bank of Commerce ("Bank One") and (iii) its right to receive 350,000 shares to the senior secured bondholders of Grand Palais. Because the senior secured bond holders of Grand Palais are not permitted to own Class B Common Stock under JCC Holding's Restated Certificate of Incorporation, the shares received by them automatically converted into shares of Class A Common Stock. Subsequent to the Effective Date, Bank One exercised its options.

NOTE 2.  BUILDINGS

           Buildings on leased land are stated at cost. The related depreciation is calculated using the straight-line method over the remaining life of the ground lease (or 25 years).

NOTE 3.  STOCK-BASED COMPENSATION PLANS

         The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25"), "Accounting for Stock Issued to Employees." Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value method of accounting for stock-based employee compensation plans. The Company has elected to adopt APB Opinion No. 25 to account for the stock-based compensation plans and has adopted the disclosure requirements of SFAS No. 123.

         On October 29, 1998, the Board of Directors adopted the JCC Holding 1998 Long-Term Incentive Plan (the "LTIP"). The LTIP authorizes the granting of awards to employees, officers, consultants and directors of the Company in the following forms: stock options, stock appreciation rights, performance units, restricted stock, dividend equivalents, other stock-based awards or any other right or interest relating to, prior to the Transition Date (as defined below), Class A Common Stock, or on or after the Transition Date, Unclassified Common Stock. JCC Holding has reserved for issuance upon the grant or exercise of the above awards 750,000 shares of the authorized but unissued shares of Class A Common Stock and, after the Transition Date, Unclassified Common Stock.

         On April 29, 1999, the Company issued 79,000 shares of restricted Class A Common Stock to certain officers of the Company under the LTIP. The restricted shares have full voting and dividend rights during the restricted period; however, the shares may not be sold, transferred or encumbered during the restricted period. The restricted period will expire, and the restricted stock will vest in full on January 1, 2003, or earlier upon the Company obtaining certain performance goals. As of June 30, 1999, none of the restricted shares had vested. The value of the stock was established at $5.88 per share, the market price on the date of grant. Unearned compensation, representing the market value of the restricted shares issued on the date of grant, was recorded as a reduction in stockholders' equity. The unearned compensation is being amortized ratably over the expected restricted period. During the second quarter ended June 30, 1999, $77,357 was charged to expense related to these awards.

         The Company also granted non-qualified options to purchase 165,500 shares of Class A Common Stock under the LTIP on March 4, 1999. These non-qualified stock options will expire ten years from the date of grant, unless previously exercised or terminated pursuant to the terms of the option agreements. The exercise price for each option granted under the LTIP is recommended by the Compensation Committee of the Board of Directors, provided that the exercise price for any incentive stock option may not be less than the fair market value of the Class A Common Stock or, after the Transition Date, Unclassified Common Stock subject to the option on the date of the grant. The exercise price for each option granted under the LTIP on March 4, 1999 was $3.63 per share, the fair market value of the Class A Common Stock on the date of grant.

         On March 4, 1999, the Board of Directors adopted the 1999 Non-Employee Director Stock Option Plan (the "DSOP"), which received stockholder approval on May 13, 1999. Under the terms of the DSOP, options to purchase Class A Common Stock, and on or after the Transition Date, Unclassified Common Stock, may be awarded to certain non-employee directors of JCC Holding. JCC Holding has reserved for issuance upon the exercise of stock options granted under the DSOP an aggregate of 150,000 shares of the authorized by unissued shares of Class A Common Stock and, after the Transition Date, Unclassified Common Stock. JCC Holding granted options to purchase 20,000 shares of Class A Common Stock under the DSOP on May 13, 1999. Options granted under the DSOP can not have a term of more than ten years from the date of grant. The exercise price for each option granted under the DSOP must be the fair market value of the shares of Class A Common Stock or, after the

Transition Date, Unclassified Common Stock subject to the option on the date of grant. The exercise price for each option granted under the DSOP on May 13, 1999 was $7.56 per share, the fair market value of the Class A Common Stock on the date of grant.

         "Transition Date" means the date upon which the earliest of the following events occurs: (1) the third anniversary of the date on which the Casino is open to customers, (2) the end of two consecutive 12-month periods in each of which contingent payments under the New Notes and the New Contingent Notes equals or exceeds $15 million and (3) the end of a 30-day period during which the average daily closing Minimum Market Value (as defined below) equals or exceeds $435 million (as adjusted to account for purchases of Common Stock by JCC Holding or JCC Holding's issuance of additional shares of Common Stock). "Minimum Market Value" means, for any trading day, the sum of (a) the closing price of Class A Common Stock multiplied by the number of shares of Class A Common Stock that were issued to the former bondholders of HJC on the Effective Date pursuant to the Plan of Reorganization and (b) the closing price for $1,000 of New Notes and New Contingent Notes divided by $1,000, and then multiplied by the aggregate principal amount of the New Notes and New Contingent Notes outstanding.

         Under SFAS 123, compensation cost is measured at the grant date based on the value of the award and is recognized over the service (or vesting) period. Had compensation cost for the stock options granted above been determined under SFAS 123, based on the fair market value at the grant dates, the Company's pro forma net loss and net loss per share would have been reflected as follows (in thousands, except per share amounts):


                                For the Three          For the Six
                                Months Ended           Months Ended
                                June 30, 1999          June 30, 1999
                                -------------          -------------
NET LOSS:
     As reported                 $    6,627              $    9,451
     Pro forma                   $    7,326              $   10,150

NET LOSS PER SHARE:
     As reported                 $     0.66              $     0.94
     Pro forma                   $     0.73              $     1.01

         The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions used for those options granted in 1999: expected volatility of 39.57%, risk-free interest rate of 6.15%, expected lives of 10 years and no dividend yield rate.

NOTE 4. CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         JCC Holding was incorporated under Delaware law on August 20, 1996 to succeed to all of the assets and liabilities of HJC, a general partnership, which filed for relief under the Bankruptcy Code on November 22, 1995. JCC Holding conducts business through its wholly-owned subsidiaries, JCC, JCC Development, Canal Development and Fulton Development and, through JCC, is constructing the Casino in downtown New Orleans, Louisiana at the foot of Canal and Poydras Streets on the site of New Orleans' former convention center. On the Effective Date, the Company became the successor to the operations of HJC in accordance with the Plan of Reorganization as confirmed by the Bankruptcy Court.

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

DEVELOPMENT ACTIVITIES

         As redesigned pursuant to the Plan of Reorganization, the Casino will contain five themed areas named The Jazz Court, The Mardi Gras Court, The Smuggler's Court, The Court of the Mansion and The Court of Good Fortune. The remaining space will be used for additional gaming activities, a food service area, casino support facilities, and multi-function, special event and meeting-room space. The Jazz Court will have a raised domed ceiling and occupy the center of the Casino. Parking for approximately 300 cars and approximately 145,000 square feet of back-of-house and support areas will be provided underneath the main gaming floor. Across Poydras Street and connected to the Casino by an underground tunnel (the "Poydras Tunnel Area") will be two newly constructed parking facilities which will contain approximately 1,550 parking spaces. One of the parking facilities, which contains 1,000 parking spaces, was completed and opened on June 14, 1999. It is currently being used by employees and is generating revenues from downtown commercial parking customers. The second facility, which will contain 550 parking spaces, is scheduled to be completed prior to October 1, 1999.

         The Casino is scheduled to open and commence operations on October 28, 1999 and will include 100,000 square feet of gaming space, a 250-seat buffet, two parking garages, the Poydras Tunnel Area and approximately 12,000 square feet of multi-function, special event, food service and meeting-room space on the first floor of the premises (the "Initial Casino Facilities"). Concurrently with construction of the Initial Casino Facilities, the Company expects that approximately 150,000 square feet of multipurpose non-gaming entertainment space on the second floor of the Casino premises will be constructed to the point at which the shell of the structure is complete as of the opening of the Casino (the "Second Floor Shell Construction").

         Under the Plan of Reorganization, on the Effective Date, title to the real property owned by HJC at 3 Canal Place in New Orleans, adjacent to the Canal Place shopping center (the "3CP Property") vested in Canal Development, and title to the real property owned by HJC on Fulton and Poydras Streets in New Orleans adjacent to the Casino parking facilities (the "Fulton Property") vested in Fulton Development. The Company currently intends that Canal Development and Fulton Development will develop the properties, possibly with the assistance of a third party developer, for entertainment and other uses that support the Casino.

LIQUIDITY AND CAPITAL RESOURCES

         The Company estimates that from the date HJC filed for bankruptcy, the total cost of completing the project was approximately $367.6 million. This amount included, among other things, hard costs of completing construction of the Casino, costs of obtaining gaming equipment and supplies, reorganization costs related to the bankruptcy, payments to unsecured creditors and cure payments in connection with the assumption of certain contracts. As of June 30, 1999, the remaining costs of completing the project were approximately $92 million, including $29 million in hard construction costs and $63 million for gaming equipment and supplies and other pre-opening costs. Based upon the Company's survey of gaming operations in the New Orleans and surrounding marketplaces, most of which use coin slot machines, the Company has decided to use coin slot machines rather than token machines, which the Company had originally planned to use. Management believes this change in plans will enhance its competitive position in the New Orleans and surrounding marketplaces. However, this change will require the Company to load the machines prior to opening with approximately $4 million in coins, the financing for which has not yet been obtained. The Company is currently exploring financing alternatives to meet this obligation, but cannot assure that additional financing will be available, or if available, that it will be on terms favorable to the Company. In the event that such financing is not available, the Company will consider further alternatives including, among other things, the use of token slot machines.

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

         The funds necessary to complete the development and construction of the Casino (including the installation of certain gaming equipment and other furniture, fixtures and equipment, but excluding the funding of approximately $4 million in coins, the build-out of the non-gaming improvements on the second floor of the Casino beyond the Second Floor Shell Construction and the development of the 3CP Property and Fulton Property), and fund the Company's working capital needs during this time are being, and are expected to continue to be, derived from a combination of the following:

         o the $15 million new equity investment from HCCIC made on the Effective Date in connection with the Plan of Reorganization;

         o the $211.5 million of term loans (the "Term Loans") from a syndicate of lenders led by Bankers Trust Company (the "Bank Lenders") under the terms of a Credit Agreement ("Credit Agreement") among JCC, as borrower, JCC Holding, as guarantor, and the Bank Lenders;

         o the $22.5 million of subordinated indebtedness under a credit facility (the "Junior Subordinated Credit Facility") among JCC, HET and Harrah's Operating Company, Inc. ("HOCI"); and

         o the issuance of $27.3 million aggregate principal amount of 8% Convertible Junior Subordinated Debentures due 2010 (the "Convertible Junior Subordinated Debentures") of JCC.

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

         JCC also has up to $25 million available for working capital purposes under a working capital line of credit (the "Working Capital Facility"). However, subject to certain exceptions, JCC must repay any amounts outstanding under the Working Capital Facility on the Termination of Construction Date (as defined below), which generally will occur when the Casino construction is complete, the Casino is fully equipped and the Initial Casino Facilities have opened for business as a casino gaming operation (the "Termination of Construction Date").

         The Term Loans consist of the following:

         o    a $60 million A Term Loan (the "A Term Loan") comprised of:

                  (1)  a $10 million tranche ("Tranche A-1");

                  (2) a $20 million tranche ("Tranche A-2"); and

                  (3)  a $30 million tranche ("Tranche A-3").

         o    a $151.5 million B Term Loan (the "B Term Loan") comprised of:

                  (1)  a $30 million tranche ("Tranche B-1"); and

                  (2)  a $121.5 million tranche ("Tranche B-2").

         Funded principal amounts and terms of the Company's indebtedness as of June 30, 1999 were (in millions):


                                                                                 Remaining
                                                                     Funded      Available
                                                                    Amount(d)     Balance
                                                                   ----------    ----------
Bank Lenders Term Loans:
      Tranche A-1, 6.06%(a), due 2006                              $     10.0    $       --
      Tranche A-2, 6.06%(a), due 2006                                      --          20.0
      Tranche A-3, 6.06%(a), due 2006                                    30.0            --
      Tranche B-1, 7.56%(a), due 2006                                    30.0            --
      Tranche B-2, average rate 7.75%(a), due 2006                       60.0          61.5

Junior Subordinated Credit Facility, 8.00%, due 2010                     22.5            --

Convertible Junior Subordinated Debentures, 8.00%, due 2010(b)           28.5            --

New Notes, 5.93%, due 2009(b)(c)                                        193.4            --
Unamortized Discount                                                    (97.6)
                                                                   ----------    ----------

Total Long-Term Debt                                               $    276.8    $     81.5
                                                                   ==========    ==========

================================================================================

(a) Interest rates on the Term Loans are variable based on LIBOR plus applicable percentage points.

(b) Outstanding principal balances include additional principal amounts resulting from the May 15, 1999 payment-in-kind interest payments.

(c) The fixed interest rates on the New Notes is 5.87% per annum, increasing over the first three years to 6.21% per annum in the fourth and fifth years and increasing to 8% per annum after the first five years.

(d) Outstanding indebtedness does not include obligations under the New Contingent Notes.

================================================================================

         During the six months ended June 30, 1999, the Company borrowed $60 million under Tranche B-2 of the Bank Term Loans and $22.5 million under the Junior Subordinated Credit Facility. Tranche A-2 and the remaining portion of Tranche B-2 will be funded as required for the construction of the Casino, with Tranche B-2 to be drawn prior to Tranche A-2. If any amount of Tranche A-2 remains undrawn upon completion of the construction of the Casino, it will be drawn to pay down Tranche A-1. On May 15, 1999, the Company paid the first interest payments of $6.0 million on the New Notes and of $1.2 million on the Convertible Junior Subordinated Debentures in kind rather than in cash.

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

         The Company expects that the capital expenditures necessary to operate the Casino after the Opening Date will be funded by a capital replacement fund JCC is required to establish pursuant to:

         o the Amended Ground Lease, among JCC, Rivergate Development Corporation, as landlord, and the City of New Orleans, as intervenor;

         o the Amended Management Agreement (the "Management Agreement") among JCC and Harrah's New Orleans Management Agreement (the "Manager"); and

         o the Amended and Renegotiated Casino Operating Contract among HJC, JCC and the State of Louisiana, by and through the Louisiana Gaming Control Board (the "LGCB").

         JCC will be required to fund monthly payments into the capital replacement fund in an aggregate amount equal to $3 million for the first 12 months following the Opening Date, $4 million for the second 12 months following the Opening Date, $5 million for the third 12 months following the Opening Date, and 2% of the gross revenues of the Casino for each fiscal month thereafter.

         Funds provided by a combination of these sources are expected to be sufficient to satisfy the Company's financial obligations, other than the funds required to load the slot machines with coins and paying interest in cash on the New Notes and on the Convertible Junior Subordinated Debentures, during the next 12 months, including developing and commencing operations at the Casino up through the opening of the Initial Casino Facilities and completing the Second Floor Shell Construction, assuming no delays or construction cost overruns. The Company is currently exploring alternatives to fund the approximately $4 million required to load the slot machines prior to the Opening Date. JCC intends to pay interest on the New Notes and on the Convertible Junior Subordinated Debentures in kind rather than in cash (thus deferring cash interest payments) for at least the next 12 months. In the event that the Company's sources of working capital are not sufficient to fund the Company's working capital and other liquidity needs, under certain circumstances JCC may also defer amortization payments under the Term Loans and defer certain fees payable under the Management Agreement. The Company cannot assure that additional financing will be available to JCC, or that, if available, the financing will be on terms favorable to the Company. In addition, the Company cannot assure that JCC's estimate of its reasonably anticipated liquidity needs is accurate or that new business developments or other unforeseen events will not occur resulting in the need to raise additional funds.

RESULTS OF OPERATIONS

         Prior to consummation of the Plan of Reorganization, the Company had not conducted any operations, generated any revenues or issued any capital stock. During the three and six months ended June 30, 1999, the Company's activities consisted primarily of administering the construction of the Casino and preparing for opening the Casino in October 1999. In addition, prior to consummation of the Plan of Reorganization and during the three and six months ended June 30, 1998, the Predecessor's activities consisted of administering the bankruptcy case, preparing the Plan of Reorganization and related Disclosure Statement, negotiating with interested parties with respect to the Plan of Reorganization, and related issues. The Predecessor's primary source of operating funds was debtor-in-possession financing provided by HET and its affiliates and its largest expenses were general and administrative expenses and reorganization costs. Due to the application of "fresh start" reporting and because neither the Company nor the Predecessor had any gaming operations and all of their activities were related to the Chapter 11 reorganization during the three and six months ended June 30, 1998, the Company believes that comparisons between the three and six months ended June 30, 1999 and 1998 are not meaningful.

         Because the Casino is not expected to be open for operation until October 1999, the Company's revenues of $4,000 and $10,000 during the three and six months ended June 30, 1999, respectively, and the Predecessor's revenues of $26,000 and $50,000 during the corresponding periods in 1998 were generated primarily from the rental income generated from a parking lot located on the 3CP Property. The revenues generated by, and expenses incurred in connection with, the operation of the Casino parking facility that was opened on June 14, 1999, were not material.

         During the three and six months ended June 30, 1999, the Company incurred general and administrative expenses of $6.5 million and $9.3 million, respectively. These expenses consisted primarily of salaries and wages, legal and professional fees, recruiting employees to work in the Casino and pre-opening marketing. During the corresponding periods in 1998, the Predecessor incurred general and administrative expenses of $5.0 million and $7.9 million, respectively. These expenses consisted primarily of rent paid by HJC to the City of New Orleans relating to the lease of the site on which the Casino is located and salaries, wages and other costs associated with safeguarding the assets of the bankrupt estate.

         During the three and six months ended June 30, 1999, the Company incurred depreciation and amortization expenses of $236,000 and $407,000, respectively. During the corresponding periods in 1998, the Predecessor incurred depreciation and amortization expenses of $144,000 and $293,000, respectively. These increases resulted primarily from the additional assets being placed into service during 1999.

         During the three and six months ended June 30, 1999, the Company capitalized interest expense of $6.0 million and $11.1 million, respectively, incurred on outstanding indebtedness and generated interest income of $55,000 and $220,000, respectively, on amounts funded in connection with the Plan of Reorganization. During the three and six months ended June 30, 1998, the Predecessor incurred interest expense of $761,000 and $1.4 million, respectively, on borrowings under its debtor-in-possession financing.

YEAR 2000 ISSUES

         The "Year 2000 issue" is the result of potential problems with computer systems or any equipment with computer chips that use dates that have been stored as two digits rather than four (e.g., "98" for 1998). On January 1, 2000, any clock or date recording mechanism, including date sensitive software, which uses only two digits to represent the year may recognize a date using "00" as the year 1900 rather than the year 2000. If not corrected, this could result in system failures or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, or perform similar tasks, as well as an interruption of the Company's gaming operations. For a detailed description of the impact of the Year 2000 issue on the Company, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

         The Company's Readiness Status. For purposes of this document, "ready" and "readiness" with respect to Year 2000 issues means that it is anticipated that the product, process, or mechanism will operate during and after the Year 2000 in a manner that will not create a material and adverse impact on the Company's operations or financial performance. Since commencing development operations on the Effective Date, the Company has been evaluating its state of readiness with respect to Year 2000 issues, the costs that may be incurred to address any Year 2000 issues which may arise, and the effect on the Company of any such Year 2000 issues.

         The Company operates principally through JCC's construction and operation of the Casino. Under the terms of the Amended Management Agreement, the Manager has the sole and exclusive right to manage and operate the Casino. In connection with its management of the Casino, the Manager prepares and delivers to JCC Holding quarterly reports ("Year 2000 Reports") regarding certain Year 2000 issues relating to the operation of computer systems at the Casino, including, imbedded chips of any nature, security systems, electrical systems, gaming equipment and heating, ventilation and air conditioning systems. JCC received the third Year 2000 Report on July 31, 1999 in which the Manager identified the critical business systems and leased proprietary systems that it has evaluated, or is in the process of evaluating, to determine such systems' Year 2000 readiness. In this report, the Manager identified the progress that it has made with respect to (1) the Year 2000 readiness on items that had not been evaluated as of the prior Year 2000 Report, (2) the testing of its upgrades, replacements and renovations, and (3) the testing of third party representations that their systems impacting the Casino are Year 2000 ready. The Year 2000 Report also identified the measures that it will take, or has taken, to remedy systems that are not Year 2000 ready including, upgrades, replacement and renovation. While the Manager has indicated that the majority of the Casino's critical business systems are Year 2000 ready, it has not completed assessing or testing certain items, including the slot machines that will be used in the Casino and such facilities equipment as the emergency power system and the heating ventilation and air conditioning systems. The Company anticipates that the assessment, testing and measures required to ensure that such critical business systems are Year 2000 ready will be completed in conjunction with the construction and pre-opening activities prior to the Casino Opening Date.

         The Company and the Manager have also sought to identify those third parties whose operations may be impacted by the Year 2000 issue and on which the Company's operations rely. This includes the contractors who the Company has retained to complete the Casino construction (including sub-contractors), HET and its affiliates (from whom gaming equipment and other systems have been and will be acquired), the Manager, financial institutions that have provided financing and other services to the Company, utility providers, vendors of equipment used in the Casino (including gaming equipment, electronic surveillance, electronic access and heating, ventilation and air conditioning) and other suppliers. The Company and the Manager have incorporated Year 2000 certifications, representations and warranties in their agreements, bids and purchase orders from such third parties. In addition, the Company and the Manager also are gathering written materials published by such third parties or are otherwise communicating directly with such third parties in order to determine their Year 2000 readiness and the readiness of the products or services they supply to the Company. Certain of the Company's utility providers have confirmed that their systems are Year 2000 ready. While the Company and the Manager have collected many responses and other materials from such third parties regarding Year 2000 readiness, the process is ongoing and is expected to continue up to and through the date when the

Casino opens for operations. The Company is not certain that the Year 2000 issue will be properly and timely resolved with respect to all of these third parties and, if not resolved by any such third party, this could materially and adversely affect the Company's business, financial condition and results of operations.

         Costs to Address the Year 2000 Issue. As of June 30, 1999, the Company had not incurred any costs to address the Year 2000 issue in addition to the amounts previously budgeted for equipping and constructing the Casino. In the Year 2000 Report, the Manager indicated that it had not identified any Year 2000 issues that will result in cost increases over its current budget for equipping the Casino. Although no incremental costs have been identified at this time, until the Company's Year 2000 efforts are complete, there remains the potential for incremental costs to be identified that may exceed the Manager's budget for equipping the Casino. Accordingly, the Company cannot currently estimate the costs that may be incurred to address or remedy any such Year 2000 issues. In addition, if the costs of addressing or remedying the Company's Year 2000 issues or problems resulting from Year 2000 issues of others prove to be significant, it may materially and adversely affect the Company's business, financial condition and results of operations.

         Risks. When open to the public, the Casino is expected to be heavily dependent on the Manager, as well as financial institutions and the constant availability of utilities. As a result, the Company currently believes that the most reasonably likely worst case Year 2000 scenario would involve the Manager's inability to operate the Casino, the inability of financial institutions to supply the Casino funds and services, or the interruption for an extended period of time of electric power, telephone or other utilities supplied to the Casino due to a failure of the Manager, a financial institution, or a utility supplier to be Year 2000 compliant. In addition, if the Company and/or its significant suppliers fail to timely address and correct material Year 2000 issues, or if corrections made by such suppliers to address Year 2000 issues are incompatible with the Company's systems, the Year 2000 issue could materially and adversely affect the Company's business, financial condition and results of operations.

         Contingency Plans. The Company is in the process of establishing a contingency plan to address the most reasonably likely worst case scenarios described above, including the feasibility of leasing additional generator capacity to provide back-up power to the entire Casino in the event of a power failure. However, the Company and the Manager have not completed the testing of those internal systems which are available for testing or which it can test feasibly and practically, and since the Company and the Manager are still in the process of choosing suppliers, finalizing bid proposals as well as collecting responses regarding Year 2000 readiness from existing suppliers, the Company has not fully assessed its potential Year 2000 exposure. Accordingly, the Company has not yet completed its Year 2000 contingency plans. The Company expects that it will complete developing these plans as it completes the installation and testing of computer hardware and software and equipment in the Casino and negotiates contracts with its remaining significant suppliers prior to the Casino Opening Date. Although the Company and the Manager are taking steps believed to be sufficient to address the Year 2000 issues, these issues present risks that may not be entirely foreseen and eliminated and which could significantly affect the Company's business, financial condition and results of operations.

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

         The Company has a significant amount of indebtedness which accrues interest at fixed and variable rates. As of June 30, 1999, the aggregate amount of the Company's outstanding indebtedness was $374.4 million, of which $130.0 million accrued interest at variable rates and $244.4 million accrued interest at fixed rates. The interest rate of the Company's variable rate indebtedness will fluctuate with changes in the base rate and the LIBOR rate applicable under the Credit Agreement. A change in either the base rate or LIBOR under the Credit Agreement will affect the interest rate at which indebtedness outstanding under the Credit Agreement accrues. As a result, a significant increase in either the base rate or LIBOR could materially and adversely affect the Company's business, financial condition and results of operations.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Stockholders of JCC Holding held on May 13, 1999, the following matters were brought before and voted upon by the
Stockholders:

         1. A proposal to elect the following Group I Directors to the Board of Directors to serve until the 2002 Annual Meeting of Stockholders:


                                                              Withhold                            Broker
                                    For          Against      Authority           Abstain        Non-Votes
                                    ---          -------      ---------           -------        ---------

         Colin V. Reed            4,302,623          --              --                --               --

         Seth E. Lemler           4,405,205          --            5,825               --               --

The following members of the Board of Directors of JCC Holding will continue in office after the Annual Meeting:

         Eddie N. Williams (Group II Director to serve until the 2000 Annual Meeting of Stockholders)

         Edwin Jacobson (Group II Director to serve until the 2000 Annual Meeting of Stockholders)

         John M. Boushy (Group III Director to serve until the 2001 Annual Meeting of Stockholders)

         Rudy J. Cerone (Group III Director to serve until the 2001 Annual Meeting of Stockholders)

         2. A proposal to approve JCC Holding's 1998 Long-Term Incentive Plan:


For               Against                   Abstain             Broker Non-Votes

6,948,142         107,928                    2,833                1,773,730

         3. A proposal to approve JCC Holding's 1999 Non-Employee Director Stock Option Plan:

For               Against                   Abstain             Broker Non-Votes

6,998,557         58,210                     2,136                1,773,730

         4. A proposal to ratify the selection of Deloitte & Touche, LLP as independent accountants of JCC Holding for the fiscal year ended December 31, 1999:

For               Against                   Abstain             Broker Non-Votes

8,828,034           4,108                     491                        --


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         EXHIBIT
           NO.                       DESCRIPTION

         10.40 Employment Agreement, dated as of May 6, 1999, by and between JCC Holding Company and Frederick W. Burford.

         27.01      Financial Data Schedule (for SEC use only).

(b) On July 1, 1999, JCC Holding filed a Current Report on Form 8-K describing and filing slides presented by Frederick W. Burford, JCC Holding's President and Chief Executive Officer, at the Jeffries & Company, Inc. High Yield Gaming Conference in Atlantic City, New Jersey on June 28, 1999. The date of the earliest reportable event was June 28, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 JCC HOLDING COMPANY


Date:    August 13, 1999         By:        /s/ Frederick W. Burford
                                    -----------------------------------------
                                    Frederick W. Burford, President and Chief
                                    Executive Officer (Principal Executive
                                    Officer of the Registrant)


Date:    August 13, 1999         By:  /s/ L. Camille Fowler
                                     -----------------------------------------
                                     L. Camille Fowler, Vice President-Finance,
                                     Treasurer and Secretary
                                     (Principal Financial Officer and Principal
                                     Accounting Officer of the Registrant)

                               INDEX TO EXHIBITS



         EXHIBIT
           NO.                       DESCRIPTION
         -------                     ------------

         10.40 Employment Agreement, dated as of May 6, 1999, by and between JCC Holding Company and Frederick W. Burford.

         27.01      Financial Data Schedule (for SEC use only).