Form 10-Q
period 1999-09-30
JCC HOLDING CO
filed 1999-11-12
CIK 1021352

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     SEPTEMBER 30, 1999
                                            ------------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from             to
                                        -----------    ------------

                         Commission File Number 1-12095

                               JCC HOLDING COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                 62-1650470
   ----------------------------                  ----------------------
   (State or other jurisdiction                     (IRS employer
         of incorporation)                       identification number)

                             512 South Peters Street
                             New Orleans, Louisiana
                    ----------------------------------------
                    (Address of principal executive offices)

                  Registrant's telephone number (504) 533-6000


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No
                           ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         As of November 12, 1999 a total of 5,626,377 shares of Class A Common Stock, par value $.01 per share, and a total of 4,452,623 shares of Class B Common Stock, par value $.01 per share, of JCC Holding Company were outstanding.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q



                                                                                                PAGE
                                                                                               NUMBER
                                                                                            --------------
SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS                                   2

PART I    FINANCIAL INFORMATION

          Item 1. Financial Statements                                                           2

          Condensed Consolidated Balance Sheets as of
              September 30, 1999 and December 31, 1998 (Unaudited)                               3

          Condensed Consolidated Statements of Operations for the Three and
              Nine Months Ended September 30, 1999 and 1998 (Predecessor) (Unaudited)            4

          Condensed Consolidated Statements of Cash Flows for the
              Nine Months Ended September 30, 1999 and 1998 (Predecessor)  (Unaudited)           5

          Notes to Condensed Consolidated Financial Statements (Unaudited)                       6

          Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                9

          Item 3. Quantitative and Qualitative Disclosures About Market Risk                     15

PART II   OTHER INFORMATION

          Item 6. Exhibits and Reports on Form 8-K                                               15

SIGNATURES                                                                                       16

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         Statements in this Quarterly Report on Form 10-Q which are not historical fact, including in particular statements regarding (1) the plans, objectives, expectations and prospects of JCC Holding Company ("JCC Holding") and its subsidiaries and (2) the development by subsidiaries of JCC Holding of non-gaming entertainment space on the second floor of the landbased casino in New Orleans, Louisiana (the "Casino") operated by a subsidiary of JCC Holding and of various adjacent properties for entertainment uses supporting the Casino, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions identify forward-looking statements. Important factors that could cause actual results to differ materially from the results anticipated by the forward-looking statements include, without limitation, the inability of JCC Holding's subsidiaries to develop the second floor of the Casino or their properties adjacent to the Casino, and the timing of such development, and the other risks detailed in JCC Holding's Annual Report on Form 10-K under the heading "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Performance" and other filings by JCC Holding with the Securities and Exchange Commission.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     (SUCCESSOR TO HARRAH'S JAZZ COMPANY)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 SEPTEMBER 30,   DECEMBER 31,
                                                                                     1999           1998
                                                                                   ---------      ---------
                             ASSETS

Current Assets:
     Cash and cash equivalents (includes restricted
          cash of $3,801 and $605, respectively)                                   $  10,258      $  25,506
     Prepaids and other assets                                                           979          1,741
                                                                                   ---------      ---------
               Total current assets                                                   11,237         27,247
                                                                                   ---------      ---------

Property and Equipment:
     Buildings                                                                        19,959             --
     Property held for development                                                    14,670         13,200
     Construction in progress (includes restricted
          cash of $8,473 and $9,218, respectively)                                   305,923        192,917
     Furniture, fixtures and equipment                                                12,601         12,612
                                                                                   ---------      ---------
               Total                                                                 353,153        218,729
     Less - accumulated depreciation                                                    (666)           (71)
                                                                                   ---------      ---------
               Net property and equipment                                            352,487        218,658
                                                                                   ---------      ---------

Deferred assets, net of amortization:
     Deferred operating contract                                                      68,676         68,676
     Lease prepayments                                                                16,985         16,985
     Other                                                                            18,026         11,565
                                                                                   ---------      ---------
               Total deferred assets, net of amortization                            103,687         97,226
                                                                                   ---------      ---------

                                         TOTAL ASSETS                              $ 467,411      $ 343,131
                                                                                   =========      =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current portion of long-term debt                                             $   2,600      $      --
     Accounts payable                                                                    577            643
     Accrued expenses                                                                 22,385         14,659
                                                                                   ---------      ---------
               Total current liabilities                                              25,562         15,302
                                                                                   ---------      ---------

Long-Term Debt                                                                       320,066        185,519

Deferred Income Taxes                                                                 37,900         37,900

Commitments and Contingencies

Stockholders' Equity:
     Common Stock:
          Unclassified common stock (40,000,000 shares authorized; none
               issued and outstanding; par value $.01 per share)                          --             --
          Class A common stock (20,000,000 shares authorized; 5,626,377 shares and 5,547,377 shares, respectively, issued and outstanding; par
               value $.01 per share)                                                      56             55
          Class B common stock (20,000,000 shares authorized; 4,452,623 shares
               issued and outstanding; par value $.01 per share)                          45             45
     Additional paid-in capital                                                      108,451        107,987
     Accumulated deficit                                                             (24,398)        (3,677)
     Less - unearned compensation                                                       (271)            --
                                                                                   ---------      ---------
               Total stockholders' equity                                             83,883        104,410
                                                                                   ---------      ---------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 467,411      $ 343,131
                                                                                   =========      =========

            See Notes to Condensed Consolidated Financial Statements.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (UNAUDITED)

                                                              JCC HOLDING     HARRAH'S JAZZ       JCC HOLDING      HARRAH'S JAZZ
                                                                COMPANY          COMPANY           COMPANY            COMPANY
                                                               (SUCCESSOR)     (PREDECESSOR)      (SUCCESSOR)      (PREDECESSOR)
                                                              ------------    --------------      ------------      ------------
                                                                    THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                              ------------------------------      ------------------------------
                                                                 1999              1998              1999              1998
                                                              ------------      ------------      ------------      ------------
                                                                           (IN THOUSANDS, EXCEPT SHARE DATA)
Miscellaneous Revenues                                        $         93      $         31      $        103      $         81

Operating Expenses:
       General and administrative                                   11,053             3,092            20,342            11,010
       Depreciation and amortization                                   371               138               778               431
                                                              ------------      ------------      ------------      ------------
             Total operating expenses                               11,424             3,230            21,120            11,441
                                                              ------------      ------------      ------------      ------------

Operating Loss                                                     (11,331)           (3,199)          (21,017)          (11,360)
                                                              ------------      ------------      ------------      ------------

Reorganization Items                                                    --            (1,443)               --            (3,902)

Other income (expenses)
       Interest expense, net of capitalized interest                    --              (886)               --            (2,323)
       Interest and other income                                        61                --               296                --
                                                              ------------      ------------      ------------      ------------
             Total other income                                         61              (886)              296            (2,323)
                                                              ------------      ------------      ------------      ------------

Net Loss                                                      $    (11,270)     $     (5,528)     $    (20,721)     $    (17,585)
                                                              ============      ============      ============      ============

Basic Loss Per Share                                          $      (1.12)                       $      (2.06)
                                                              ============                        ============

Weighted Average Shares Outstanding                             10,079,000                          10,044,853
                                                              ============                        ============

       See Notes to Condensed Consolidated Financial Statements.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                                           JCC HOLDING   HARRAH'S JAZZ
                                                                                            COMPANY        COMPANY
                                                                                           (SUCCESSOR)   (PREDECESSOR)
                                                                                           -----------   -------------
                                                                                               1999           1998
                                                                                           -----------   -------------
                                                                                                  (IN THOUSANDS)
Cash Flows From Operating Activities:
    Net loss                                                                               $   (20,721)  $     (17,585)
    Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization                                                            778             431
          Amortization of unearned compensation                                                    193              --
    Changes in operating assets and liabilities:
          Prepaids and other assets                                                                762               1
          Accounts payable                                                                         (66)          6,481
          Accrued expenses                                                                         347              --
          Pre-confirmation contingencies                                                        (1,998)             --
                                                                                           -----------   -------------
            Net cash flows used in operating activities                                        (20,705)        (10,672)
                                                                                           -----------   -------------

Cash Flows From Investing Activities:
    Capital expenditures                                                                      (115,443)         (4,066)
    Proceeds from sale of property                                                                  42              --
    Increase in other deferred assets                                                           (6,642)             --
                                                                                           -----------   -------------
            Net cash flows used in investing activities                                       (122,043)         (4,066)
                                                                                           -----------   -------------

Cash Flows From Financing Activities:
    Proceeds from long-term borrowings                                                         127,500              --
    Proceeds from debtor-in-possession borrowings                                                   --          16,104
                                                                                           -----------   -------------
            Net cash flows provided by financing activities                                    127,500          16,104
                                                                                           -----------   -------------

Net (decrease) increase in cash and cash equivalents                                           (15,248)          1,366

Cash and cash equivalents, beginning of period                                                  25,506           3,755
                                                                                           -----------   -------------

Cash and cash equivalents, end of period                                                   $    10,258   $       5,121
                                                                                           ===========   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
          Interest                                                                         $     4,662              --
    Noncash investing and financing activities:
          Increase in long-term debt for payment-in-kind interest payments                 $     7,142              --
          Amortization of debt discount                                                    $     2,505              --
          Capitalized interest                                                             $    19,024              --
          Issuance of restricted stock awards                                              $       464              --

            See Notes to Condensed Consolidated Financial Statements.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nature of Business

         JCC Holding's purpose is to develop and operate the Casino in downtown New Orleans, Louisiana at the foot of Canal and Poydras Streets on the site of New Orleans' former convention center. The Casino opened on October 28, 1999 (the "Opening Date"). Through certain of its subsidiaries, JCC Holding also plans to develop approximately 150,000 square feet of multipurpose non-gaming entertainment space on the second floor of the Casino premises and develop various adjacent properties for entertainment uses supportive of the Casino. Currently, financing has not been obtained to fund the second floor construction or the development of these adjacent properties.


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

Organization

         JCC Holding was incorporated under Delaware law on August 20, 1996 in contemplation of succeeding to all of the assets and liabilities of Harrah's Jazz Company ("HJC" or "Predecessor"), a general partnership, which filed for relief under the United States Bankruptcy Code on November 22, 1995. HJC's general partners included a wholly-owned subsidiary of Harrah's Entertainment, Inc. ("HET"). JCC Holding conducts business through its wholly-owned subsidiaries, Jazz Casino Company, L.L.C., a Louisiana limited liability company ("JCC"), JCC Development Company, L.L.C., a Louisiana limited liability company ("JCC Development"), JCC Canal Development L.L.C. (formerly CP Development, L.L.C.), a Louisiana limited liability company ("Canal Development"), and JCC Fulton Development, L.L.C. (formerly FP Development, L.L.C.), a Louisiana limited liability company ("Fulton Development" and, together with JCC Holding, JCC, JCC Development and Canal Development, the "Company").

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

         On April 29, 1999, the Company issued 79,000 shares of restricted Class A Common Stock to certain officers of the Company under the LTIP. The restricted shares have full voting and dividend rights during the restricted period; however, the shares may not be sold, transferred or encumbered during the restricted period. The restricted period will expire, and the restricted stock will vest in full on January 1, 2003, or earlier upon the Company obtaining certain performance goals. As of September 30, 1999, none of the restricted shares had vested. The value of the stock was established at $5.88 per share, the market price on the date of grant. Unearned compensation, representing the market value of the restricted shares issued on the date of grant, was recorded as a reduction in stockholders' equity. The unearned compensation is being amortized ratably over the expected restricted period. During the three and nine months ended September 30, 1999, the Company recorded expense related to these awards of $116,000 and $193,000, respectively.

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


                                   For the Three      For the Nine
                                   Months Ended       Months Ended
                                   September 30,      September 30,
                                       1999               1999
                                   -------------      -------------
NET LOSS:
     As reported                   $      11,270      $      20,721
     Pro forma                     $      11,456      $      21,628

NET LOSS PER SHARE:
     As reported                   $        1.12      $        2.06
     Pro forma                     $        1.14      $        2.15



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         JCC Holding was incorporated under Delaware law on August 20, 1996 to succeed to all of the assets and liabilities of HJC, a general partnership, which filed for relief under the Bankruptcy Code on November 22, 1995. JCC Holding conducts business through its wholly-owned subsidiaries, JCC, JCC Development, Canal Development and Fulton Development and, through JCC, constructed, and on October 28, 1999, opened the Casino in downtown New Orleans, Louisiana at the foot of Canal and Poydras Streets on the site of New Orleans' former convention center. On the Effective Date, the Company became the successor to the operations of HJC in accordance with the Plan of Reorganization as confirmed by the Bankruptcy Court.

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

DEVELOPMENT ACTIVITIES AND CASINO OPENING

         The Casino was opened and commenced operations on October 28, 1999 and includes 100,000 square feet of gaming space consisting of approximately 2,900 slot machines and 120 table games including live poker, a 250-seat buffet, two parking garages, and approximately 12,000 square feet of multi-function, special event, food service and meeting-room space on the first floor of the premises (the "Initial Casino Facilities"). The Casino contains five themed areas named The Jazz Court, The Mardi Gras Court, The Smuggler's Court, The Court of the Mansion and The Court of Good Fortune. Each of the five distinctive courts is uniquely designed and decorated to offer non-stop gaming in an atmosphere that replicates the charms of the city of New Orleans - past and present. Parking for approximately 300 cars and approximately 145,000 square feet of back-of-house and support areas are provided underneath the main gaming floor. Across Poydras Street and connected to the Casino by an underground tunnel (the "Poydras Tunnel Area") are two newly constructed parking facilities which contain approximately 1,550 parking spaces. One of the parking facilities, which contains 1,000 parking spaces, was completed and opened in June 1999, while the second facility, which contains 550 parking spaces, was opened in early October 1999. Prior to the Casino opening, the activities of the Company consisted primarily of administering the construction of the Casino and preparing for the opening of the Casino.

           Concurrently with construction of the Initial Casino Facilities, approximately 150,000 square feet of multipurpose non-gaming entertainment space on the second floor of the Casino premises was constructed to the point at which the shell of the structure was complete as of the opening of the Casino (the "Second Floor Shell Construction").

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company estimates that from the date HJC filed for bankruptcy, the total cost of completing the Initial Casino Facilities project will be approximately $373.0 million. This amount includes, among other things, hard costs of completing construction of the Casino, costs of obtaining gaming equipment and supplies, reorganization costs related to the bankruptcy, payments to unsecured creditors and cure payments in connection with the assumption of certain contracts. As of September 30, 1999, the remaining costs to be paid in connection with the Initial Casino Facilities project were approximately $43.9 million, including $10.2 million in hard construction costs and $33.7 million for gaming equipment and supplies and other pre-opening costs. Based upon the Company's survey of gaming operations in the New Orleans and surrounding marketplaces, most of which use coin slot machines, the Company has decided to use coin slot machines rather than token machines, which the Company had originally planned to use. Management believes this change in plans will enhance the Casino's competitive position in the New Orleans and surrounding marketplaces. However, this change required the Company to load the machines prior to opening the Casino with approximately $6 million in coins. To finance the loading of the slot machines, in a sale and leaseback transaction on October 20, 1999, JCC sold 1,085 of its slot machines to a subsidiary of HET. The HET subsidiary is leasing the slot machines back to JCC and JCC is using the proceeds from the sale to fill the slot machines with coins.

         The above estimate of total construction and other costs does not include costs associated with the build-out of non-gaming tenant improvements on the second floor of the Casino beyond the Second Floor Shell Construction or the development of the 3CP Property and Fulton Property. JCC has incurred approximately $1.1 million to date in developing a master plan for the build out and leasing of the second floor of the Casino for non-gaming uses. Additionally, there was construction-related work that needed to take place on the second floor of the Casino prior to the Opening Date in order to prevent disruption to the Casino's gaming operations. JCC Development has arranged to borrow up to $2 million from a subsidiary of HET to fund these items. Borrowings under this loan bear interest at 9% per year, and, at JCC Development's option, may be paid in cash or in kind. Principal and interest under this loan from an HET subsidiary must be paid out of the permanent financing ultimately obtained for the completion of the second floor of the Casino. On October 27, 1999, JCC Development borrowed $1.1 million under this loan in order to reimburse JCC for costs incurred to date in connection with developing the master plan.

         The Company has not obtained financing to fund the remainder of the anticipated build-out of the second floor of the Casino beyond the Second Floor Shell Construction or the development of the 3CP Property and Fulton Property, and the Company cannot assure that it will obtain such financing. Without financing, the Company will be unable to affect this build-out and development.

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

         In addition, on the Effective Date, HET and HOCI (the "Completion Guarantors") entered into a series of completion guarantees pursuant to which HET and HOCI have guaranteed, among other things, the completion of the Casino and the payment of all obligations of JCC up to and through the completion of the Casino construction. This includes the duty to complete, equip and open the Casino if JCC had failed to commence or complete the Casino construction and, until the occurrence of the Termination of Construction Date, the duty to pay JCC costs and expenses until the Casino opens. The Termination of Construction Date occurred on November 1, 1999. The Termination of Construction Date generally means when the Casino construction is complete, the Casino is fully equipped and the Initial Casino Facilities have opened for business as a casino gaming operation (the "Termination of Construction Date"). The Completion Guarantors still have a duty to fund any costs to complete and equip the Casino to the extent that JCC is unable to fund them.

         The Term Loans consist of the following:

         o   a $60 million A Term Loan (the "A Term Loan") comprised of:
                (1) a $10 million tranche ("Tranche A-1");
                (2) a $20 million tranche ("Tranche A-2"); and
                (3) a $30 million tranche ("Tranche A-3").

         o   a $151.5 million B Term Loan (the "B Term Loan") comprised of:
                (1) a $30 million tranche ("Tranche B-1") and
                (2) a $121.5 million tranche ("Tranche B-2").

         Funded principal amounts and terms of the Company's indebtedness as of September 30, 1999 were (in millions):

                                                                                    Remaining
                                                                         Funded     Available
                                                                         Amount(d)   Balance
                                                                         ---------  ---------
Bank Lenders Term Loans:
      Tranche A-1, 6.06%(a), due 2006                                    $    10.0  $      --
      Tranche A-2, 6.06%(a), due 2006                                           --       20.0
      Tranche A-3, 6.06%(a), due 2006                                         30.0         --
      Tranche B-1, 7.56%(a), due 2006                                         30.0         --
      Tranche B-2, average rate 8.00%(a), due 2006                           105.0       16.5

Junior Subordinated Credit Facility, 8.00%, due 2010                          22.5         --

Convertible Junior Subordinated Debentures, 8.00%,  due 2010 (b)              28.5         --

New Notes, 5.93%, due 2009 (b)(c)                                            193.5         --
Unamortized Discount                                                         (96.8)
                                                                         ---------  ---------

Total Long-Term Debt                                                     $   322.7  $    36.5
                                                                         =========  =========

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

================================================================================


         During the nine months ended September 30, 1999, the Company borrowed $105 million under Tranche B-2 of the Bank Term Loans and $22.5 million under the Junior Subordinated Credit Facility. Tranche A-2 and the remaining portion of Tranche B-2 will be funded as required for the construction of the Casino, with Tranche B-2 to be drawn prior to Tranche A-2. If any amount of Tranche A-2 remains undrawn upon completion of the funding of the Casino construction project, it will be drawn to pay down Tranche A-1.

         JCC has the option to pay the first six semi-annual payments of fixed interest on the New Notes in kind rather than in cash; provided, however, that JCC must pay the first four semi-annual payments of fixed interest in kind if Tranche A-1 and/or Tranche A-2 are outstanding when such payments are due. JCC also has the option of paying the interest on the Convertible Junior Subordinated Debentures, in whole or in part, in kind rather than in cash (1) at any time on or prior to October 30, 2003, and (2) at any time thereafter if JCC did not make contingent payments with respect to the New Contingent Notes on the immediately preceding interest payment date for the New Contingent Notes. On May 15, 1999, the Company paid the first interest payments of $6.0 million on the New Notes and of $1.2 million on the Convertible Junior Subordinated Debentures in kind rather than in cash.

         No fixed interest is payable in respect of the New Contingent Notes. Contingent payments with respect to the New Notes and the New Contingent Notes, to the extent they are due and owing, are payable on each interest payment date based on the Contingent Payment Measurement Amount, as such term is defined in the indentures governing the New Notes and the New Contingent Notes and in the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998. For the quarters ended March 31, 1999, June 30, 1999 and September 30, 1999, the Contingent Payment Measurement Amount was $168,000, $31,000, and $9,000, respectively. During these same periods, JCC's Consolidated EBITDA was $168,000, $73,000 and $9,000, respectively. For the period from October 30, 1998 to December 31, 1998, the Contingent Payment Measurement Amount and JCC's Consolidated EBITDA were both $310,000 and were derived from audited financial statements for such period. During such periods, no contingent payments accrued or were paid with respect to either the New Notes or the New Contingent Notes.

          JCC also has up to $25 million available for working capital purposes under a working capital line of credit (the "Working Capital Facility"). The Working Capital Facility requires that on the Termination of Construction Date, which occurred on November 1, 1999, there could be a maximum of $10 million of outstanding revolving credit loans and $2 million of outstanding letters of credit. JCC satisfied that requirement. After November 1, 1999, the full amount of the Working Capital Facility is available to JCC subject to the terms thereof.

         As of September 30, 1999, there were $8.2 million of letters of credit outstanding under the Working Capital Facility. No revolving credit loans were outstanding on that date. At November 1, 1999, $10 million of revolving credit loans and $1.9 million of letters of credit were outstanding under the Working Capital Facility. JCC's future working capital needs will be funded by a combination of the availability under the Working Capital Facility and any operating cash flows remaining after application of the excess cash flow sweep required by the Credit Agreement.

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

         JCC is required to fund monthly payments into the capital replacement fund in an aggregate amount equal to $3 million for the first 12 months following the Opening Date, $4 million for the second 12 months following the Opening Date, $5 million for the third 12 months following the Opening Date, and 2% of the gross revenues of the Casino for each fiscal month thereafter.

         Funds provided by a combination of these sources are expected to be sufficient to satisfy the Company's financial obligations, other than paying interest in cash on the New Notes and on the Convertible Junior Subordinated Debentures, during the next 12 months, including developing and commencing operations at the Casino up through the opening of the Initial Casino Facilities and completing the Second Floor Shell Construction, assuming no construction cost overruns. JCC intends to pay interest on the New Notes and on the Convertible Junior Subordinated Debentures in kind rather than in cash (thus deferring cash interest payments) for at least the next 12 months. In the event that the Company's sources of working capital are not sufficient to fund the Company's working capital and other liquidity needs, under certain circumstances JCC may also defer amortization payments under the Term Loans and defer certain fees payable under the Management Agreement. The Company cannot assure that additional financing will be available to JCC, or that, if available, the financing will be on terms favorable to the Company. In addition, the Company cannot assure that JCC's estimate of its reasonably anticipated liquidity needs is accurate or that new business developments or other unforeseen events will not occur resulting in the need to raise additional funds.

RESULTS OF OPERATIONS

         Prior to consummation of the Plan of Reorganization, the Company had not conducted any operations, generated any revenues or issued any capital stock. During the three and nine months ended September 30, 1999, the Company's activities consisted primarily of administering the construction of the Casino and preparing for opening the Casino in October 1999. In addition, prior to consummation of the Plan of Reorganization and during the three and nine months ended September 30, 1998, the Predecessor's activities consisted of administering the bankruptcy case, preparing the Plan of Reorganization and related Disclosure Statement, negotiating with interested parties with respect to the Plan of Reorganization, and related issues. The Predecessor's primary source of operating funds was debtor-in-possession financing provided by HET and its affiliates and its largest expenses were general and administrative expenses and reorganization costs. Due to the application of "fresh start" reporting and because neither the Company nor the Predecessor had any gaming operations and all of their activities were related to the Chapter 11 reorganization during the three and nine months ended September 30, 1998, the Company believes that comparisons between the three and nine months ended September 30, 1999 and 1998 are not meaningful.

         Because the Casino did not open for operation until October 28, 1999, the Company's revenues of $93,000 and $103,000 during the three and nine months ended September 30, 1999, respectively, and the Predecessor's revenues of $31,000 and $81,000 during the corresponding periods in 1998 were generated primarily from revenues generated by the operation of the Casino parking facility that was opened on June 14, 1999, and rental income generated from a parking lot located on the 3CP Property.

         During the three and nine months ended September 30, 1999, the Company incurred general and administrative expenses of $11.1 million and $20.3 million, respectively. These expenses consisted primarily of salaries and wages, legal and professional fees, recruiting and training employees to work in the Casino and pre-opening marketing. During the corresponding periods in 1998, the Predecessor incurred general and administrative expenses of $3.1 million and $11.0 million, respectively. These expenses consisted primarily of rent paid by HJC to the City of New Orleans relating to the lease of the site on which the Casino is located and salaries, wages and other costs associated with safeguarding the assets of the bankrupt estate.

         During the three and nine months ended September 30, 1999, the Company incurred depreciation and amortization expenses of $371,000 and $778,000, respectively. During the corresponding periods in 1998, the Predecessor incurred depreciation and amortization expenses of $138,000 and $431,000, respectively. These increases resulted primarily from the additional assets being placed into service during 1999.

         During the three and nine months ended September 30, 1999, the Company capitalized interest expense of $7.9 million and $19.0 million, respectively, incurred on outstanding indebtedness and generated interest and other income of $61,000 and $296,000, respectively, on amounts funded in connection with the Plan of Reorganization. During the three and nine months ended September 30, 1998, the Predecessor incurred interest expense of $886,000 and $2.3 million, respectively, on borrowings under its debtor-in-possession financing.

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

         The Company operates principally through JCC's construction and operation of the Casino. Under the terms of the Amended Management Agreement, the Manager has the sole and exclusive right to manage and operate the Casino. In connection with its management of the Casino, the Manager prepares and delivers to JCC Holding quarterly reports ("Year 2000 Reports") regarding certain Year 2000 issues relating to the operation of computer systems at the Casino, including, imbedded chips of any nature, security systems, electrical systems, gaming equipment and heating, ventilation and air conditioning systems. JCC received the fourth and final Year 2000 Report that the Manager is required to deliver on October 15, 1999 in which the Manager identified the critical business systems and leased proprietary systems that it has evaluated, or is in the process of evaluating, to determine such systems' Year 2000 readiness. In this report, the Manager identified the progress that it has made with respect to (1) the Year 2000 readiness on items that had not been evaluated as of the prior Year 2000 Report, (2) the testing of its upgrades, replacements and renovations, and (3) the testing of third party representations that their systems impacting the Casino are Year 2000 ready. The Year 2000 Report also identified the measures that it will take, or has taken, to remedy systems that are not Year 2000 ready including, upgrades, replacement and renovation. The Manager has indicated that the Casino's critical business systems are Year 2000 ready, including the slot machines that will be used in the Casino, accounting, general ledger, and human resources software, and such facilities equipment as the emergency power system and the heating ventilation and air conditioning systems.

         The Company and the Manager have also sought to identify those third parties whose operations may be impacted by the Year 2000 issue and on which the Company's operations rely. This includes the contractors who the Company has retained to complete the Casino construction (including sub-contractors), HET and its affiliates (from whom gaming equipment and other systems have been acquired), the Manager, financial institutions that have provided financing and other services to the Company, utility providers, vendors of equipment used in the Casino (including gaming equipment, electronic surveillance, electronic access and heating, ventilation and air conditioning) and other suppliers. The Company and the Manager have incorporated Year 2000 certifications, representations and warranties in their agreements, bids and purchase orders from such third parties. In addition, the Company and the Manager also are gathering written materials published by such third parties or are otherwise communicating directly with such third parties in order to determine their Year 2000 readiness and the readiness of the products or services they supply to the Company. Although the Company's utility, telecommunications, and financial services providers have confirmed that their systems are Year 2000 ready, the process is ongoing and the Company expects to continue collecting responses and materials from third parties regarding Year 2000 readiness even after the date the Casino opens for operations. The Company is not certain that the Year 2000 issue will be properly and timely resolved with respect to all of these third parties and, if not resolved by any such third party, this could materially and adversely affect the Company's business, financial condition and results of operations.

         Costs to Address the Year 2000 Issue. As of September 30, 1999, the Company had not incurred any costs to address the Year 2000 issue in addition to the amounts previously budgeted for equipping and constructing the Casino. In the Year 2000 Report, the Manager indicated that it had not identified any Year 2000 issues that will result in cost increases over its current budget for equipping the Casino. Although no incremental costs have been identified at this time, until the Company's Year 2000 efforts are complete, there remains the potential for incremental costs to be identified that may exceed the Manager's budget for equipping the Casino. Accordingly, the Company cannot currently estimate the costs that may be incurred to address or remedy any such Year 2000 issues. In addition, if the costs of addressing or remedying the Company's Year 2000 issues or problems resulting from Year 2000 issues of others prove to be significant, it may materially and adversely affect the Company's business, financial condition and results of operations.

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

         Contingency Plans. The Company is in the process of establishing a contingency plan to address the most reasonably likely worst case scenarios described above, including the feasibility of leasing additional generator capacity to provide back-up power to the entire Casino in the event of a power failure. The Company expects that it will complete developing these plans by November 1999 and the contingency plans will be reviewed and tested during November and December of 1999. Although the Company and the Manager are taking steps believed to be sufficient to address the Year 2000 issues, these issues present risks that may not be entirely foreseen and eliminated and which could significantly affect the Company's business, financial condition and results of operations.

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

         The Company has a significant amount of indebtedness which accrues interest at fixed and variable rates. As of September 30, 1999, the aggregate amount of the Company's outstanding indebtedness was $419.4 million, of which $175.0 million accrued interest at variable rates and $244.4 million accrued interest at fixed rates. The interest rate of the Company's variable rate indebtedness will fluctuate with changes in the base rate and the LIBOR rate applicable under the Credit Agreement. A change in either the base rate or LIBOR under the Credit Agreement will affect the interest rate at which indebtedness outstanding under the Credit Agreement accrues. As a result, a significant increase in either the base rate or LIBOR could materially and adversely affect the Company's business, financial condition and results of operations.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

              EXHIBIT
                 NO.                   DESCRIPTION
              -------                  -----------
               10.41 Employment Agreement, dated as of August 25, 1999, by and between JCC Holding Company and L. Camille Fowler.
               27.01   Financial Data Schedule (for SEC use only).

         (b)   Reports on Form 8-K.

                   No Current Reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       JCC HOLDING COMPANY


Date:    November 12, 1999     By: /s/ Frederick W. Burford
                                   --------------------------------------------
                               Frederick W. Burford, President and Chief
                               Executive Officer (Principal Executive Officer of
                               the Registrant)


Date:    November 12, 1999     By: /s/ L. Camille Fowler
                                   --------------------------------------------
                               L. Camille Fowler, Vice President-Finance,
                               Treasurer and Secretary
                               (Principal Financial Officer and Principal
                               Accounting Officer of the Registrant)

                                 EXHIBIT INDEX

      EXHIBIT
      NUMBER                         DESCRIPTION
      ------                         -----------
      10.41        Employment Agreement, dated as of August 25, 1999, by and
                   between JCC Holding Company and L. Camille Fowler.

      27.01        Financial Data Schedule (for SEC use only).