Form 10-K
period 1999-12-31
JCC HOLDING CO
filed 2000-03-30
CIK 1021352

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

     (MARK ONE)
            [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

            [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
            (NO FEE REQUIRED)

             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER: 1-12095

                              JCC HOLDING COMPANY
             (Exact name of registrant as specified in its charter)

                     DELAWARE                                           62-1650470
                  (State or other                                    (I.R.S. Employer
          jurisdiction of incorporation)                            Identification No.)

                                ONE CANAL PLACE
                          365 CANAL STREET, SUITE 900
                          NEW ORLEANS, LOUISIANA 70130
                    (Address of principal executive offices)

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the class A common stock and class B common stock held by non-affiliates of the registrant was $11.8 million and $319,500, respectively, at March 23, 2000, based on the closing sale price of $2.13 per share for the class A common stock on such date on the American Stock Exchange. Because the class B common stock is not publicly traded and each share of class B common stock is convertible into one share of class A common stock under certain circumstances, the market value of the class B common stock is based on the closing sale price for the class A common stock on the American Stock Exchange.

     The number of shares of the registrant's class A common stock and class B common stock outstanding at March 23, 2000 were 5,638,314 and 4,452,623, respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Specifically identified portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on May 16, 2000 are incorporated by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              JCC HOLDING COMPANY

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

 ITEM                                                                   PAGE
NUMBER                                                                 NUMBER
------                                                                 ------
                                   PART I
 1.      Business....................................................  1
 2.      Properties..................................................  17
 3.      Legal Proceedings...........................................  18
 4.      Submission of Matters to a Vote of Security Holders.........  18
 4(A).   Executive Officers of the Registrant........................  18
                                   PART II
 5.      Market for the Registrant's Common Equity and Related
         Stockholder Matters.........................................  19
 6.      Selected Financial Data.....................................  21
 7.      Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................  22
 7(A).   Quantitative and Qualitative Disclosures about Market
         Risk........................................................  42
 8.      Financial Statements and Supplementary Data.................  43
 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................  85
                                  PART III
10.      Directors and Executive Officers of the Registrant..........  85
11.      Executive Compensation......................................  85
12.      Security Ownership of Certain Beneficial Owners and
         Management..................................................  85
13.      Certain Relationships and Related Transaction...............  85
                                   PART IV
14.      Exhibits, Financial Statement Schedules and Reports on Form
         8-K.........................................................  85
         Signatures..................................................  97

                                     PART I

ITEM 1. BUSINESS.

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     This report of JCC Holding Company ("JCC Holding") includes forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including in particular the statements about (1) the plans, objectives, expectations and prospects of JCC Holding and its subsidiaries under the headings "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this document and (2) the development of non-gaming entertainment space on the second floor of the casino in New Orleans, Louisiana operated by a subsidiary of JCC Holding and of various adjacent properties for entertainment uses supporting the casino. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions identify forward-looking statements. Although JCC Holding believes that the plans, objectives, expectations and prospects reflected in or suggested by such forward-looking statements are reasonable, such statements involve uncertainties and risks, and JCC Holding cannot assure that such plans, objectives, expectations and prospects will be achieved. Important factors that could cause actual results to differ materially from the results anticipated by the forward-looking statements are set forth in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Performance" and elsewhere in this document. All written or oral forward-looking statements attributable to JCC Holding and its subsidiaries are expressly qualified in their entirety by these cautionary statements.

                                  THE COMPANY

GENERAL

     JCC Holding is a casino and entertainment development company that was incorporated on August 20, 1996, under Delaware law in anticipation of assuming the business formerly owned by Harrah's Jazz Company, which, as described below, filed for bankruptcy in November, 1995. JCC Holding conducts its business through its wholly-owned subsidiaries, Jazz Casino Company, L.L.C., a Louisiana limited liability company ("Jazz Casino"), JCC Development Company, L.L.C., a Louisiana limited liability company ("JCC Development"), JCC Canal Development, L.L.C., a Louisiana limited liability company formerly known as CP Development, L.L.C. ("Canal Development"), and JCC Fulton Development, L.L.C., a Louisiana limited liability company formerly known as FP Development, L.L.C. ("Fulton Development"). JCC Holding, Jazz Casino, JCC Development, Canal Development and Fulton Development are collectively referred to herein as the "Company." JCC Holding, through Jazz Casino, operates a land-based casino (the "Casino") in downtown New Orleans, Louisiana at the foot of Canal and Poydras Streets on the site of New Orleans' former Rivergate convention center. Pursuant to a casino operating contract dated October 30, 1998 among Harrah's Jazz Company, Jazz Casino and the State of Louisiana, by and through the Louisiana Gaming Control Board, Jazz Casino has the exclusive right to operate the Casino in Orleans Parish. Currently, JCC Holding's principal executive offices are located at One Canal Place, 365 Canal Street, Suite 900, New Orleans, Louisiana 70130, and its telephone number is (504) 533-6000.

THE CASINO

     The Casino, which opened on October 28, 1999, contains 196,000 square feet on its first floor, 100,000 square feet of which consists of gaming space in five themed areas named The Jazz Court, The Mardi Gras Court, The Smuggler's Court, The Court of the Mansion and The Court of Good Fortune. The remaining space is used for a food service area with a 250 seat buffet, casino support facilities, and multi-function, special event and meeting-room space. The second floor of the Casino, which is subleased by Jazz Casino to JCC Development, has not yet been developed. Parking for approximately 400 cars and approximately 145,000 square feet of back-of-house and support areas are provided in the basement level of the Casino under the main gaming floor. Across Poydras Street and connected to the Casino by an underground tunnel are two parking facilities that together contain approximately 1,550 parking spaces.

     The Casino contains approximately 2,900 slot machines and 120 table games, including live poker, blackjack, craps, roulette and baccarat. The gaming activities that may be conducted at the Casino, subject to the rule-making authority of the Louisiana Gaming Control Board, include any banking or percentage game that is played with cards, dice or any electronic, electrical or mechanical device or machine for money, property or any thing of value. The Casino, however, may not offer lotteries, bingo, wagering on dog or horse races, sports betting or wagering on any type of sports contest or event. The Casino is open 24 hours per day, every day of the year and can extend credit, with no loss or wagering limits.

     JCC Development intends to develop, sublease and manage the second floor of the Casino for non-gaming uses in a manner consistent with a master plan being developed by JCC Development and Jazz Casino. For a description of the second floor sublease and the master plan to develop the second floor of the Casino refer to "-- Development Plans."

DESCRIPTION OF THE MANAGER

     On October 29, 1998, Jazz Casino and Harrah's New Orleans Management Company (the "Manager") entered into a second amended and restated management agreement pursuant to which Jazz Casino engaged the Manager to manage the operations of the Casino. The Manager is an indirect wholly-owned subsidiary of Harrah's Entertainment, Inc. and was formed in May 1993 for the purpose of acting as the manager of the Casino. Harrah's Entertainment's casino business commenced operations more than 60 years ago and, through its operating subsidiaries and other affiliates, Harrah's Entertainment currently operates casino entertainment facilities in 10 states under the Harrah's, Showboat and Rio brand names.

     Under the management agreement, the Manager is responsible for and has authority over, among other things:

     - hiring, supervising and establishing labor policies with respect to employees working in the Casino;

     - gaming and entertainment policies and operations including security and internal control procedures;

     - advertising, marketing and promoting the Casino;

     - providing Casino-level accounting and budgeting services;

     - maintaining, renovating and improving the Casino;

     - performing certain system services generally performed at casinos owned or managed by Harrah's Entertainment or its affiliates; and

     - performing certain other functions identified by Jazz Casino and agreed to by the Manager.

     During the term of the management agreement, Jazz Casino is required to fund the cost of operating the Casino and is responsible for, among other things:

     - approving budgets presented by the Manager;

     - maintaining Jazz Casino's leasehold interest in the Casino's premises, free from encumbrances other than those set forth as exceptions in the title policy covering the Casino's premises;

     - obtaining and maintaining all licenses and permits required to own and operate the Casino and handling governmental affairs;

     - developing, leasing and financing the second floor of the Casino;

     - complying with certain minority, women and disadvantage persons hiring requirements;

     - paying indebtedness encumbering the Casino;

     - handling community and public relations, excluding advertising, marketing and promotions;

     - establishing and administering employee benefit plans and other employee benefit matters;

     - determining, based on the Manager's recommendations, which entity will provide the Casino certain administrative services;

     - assisting the Manager with respect to any matters delegated to the Manager if requested in writing by the Manager and agreed to by Jazz Casino; and

     - handling all corporate, administrative and other business activities of Jazz Casino and any other matters not expressly delegated to the Manager under the management agreement.

     The Manager is entitled to receive a management fee having two components, a fixed base fee and an incentive fee that is based on Jazz Casino obtaining certain consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") targets. In addition, the Manager is entitled to receive a travel fee equal to $100,000 per year, subject to adjustment based on changes in the Consumer Price Index. Jazz Casino is also required to pay the Manager a "marketing contribution" that, as of December 31, 1999, was equal to 1.5% of the Casino's net revenues. This marketing contribution may be used for advertising services, special promotions, public relations and other marketing services. Harrah's Entertainment affiliates may pool the marketing contribution with contributions made by other participating casinos owned or managed by Harrah's Entertainment affiliates. The Manager may increase this marketing contribution from time to time to ensure that it generally equals the fee charged to other participating casinos owned or managed by affiliates of Harrah's Entertainment.

     The management agreement also provides, among other things, that neither the Manager nor Jazz Casino nor any affiliate of the Manager or Jazz Casino that is controlled by the Manager's ultimate parent or Jazz Casino's ultimate parent, as the case may be, may develop, own, finance or manage casino or other gaming operations in Orleans, Plaquemines, St. Charles, St. Tammany, Jefferson or St. Bernard Parishes, Louisiana, except for the Casino.

     Jazz Casino has also entered into an administrative services agreement with Harrah's Operating Company, Inc., a wholly-owned subsidiary of Harrah's Entertainment, whereby, Harrah's Operating Company provides certain services for a monthly fee that are not covered by the management agreement, such as accounting, computer processing, payroll, risk management, marketing teleservices and administering certain employee benefit packages.

MARKETING STRATEGY

     Jazz Casino's marketing strategy is designed to attract primarily a broad "middle market" of casino patrons made up of both domestic and international premium gaming customers. Jazz Casino uses marketing material emphasizing the Casino as a total entertainment destination, leveraging New Orleans' music, food, history, architecture and spirit. Additionally, under the terms of Jazz Casino's amended and restated ground lease with the Rivergate Development Corporation and the City of New Orleans for the site in New Orleans on which the Casino is located, Jazz Casino pays the City of New Orleans $1 million per year to market and promote the Casino as a part of the city's destination marketing program. The Rivergate Development Corporation is a public benefit corporation formed for the purpose of subleasing to Jazz Casino the site in New Orleans designated by law for the Casino's location.

COMPETITION

     The Casino faces significant competition on a national, regional and local scale from gaming operations in Mississippi and, on a regional and local scale, from gaming operations in the State of Louisiana. The Casino competes for patrons on a national and international scale with large casino hotel facilities in Las Vegas, Nevada and Atlantic City, New Jersey. Because of the large number of casinos competing on both the local and national levels and the continued development of other gaming markets, the competition facing the Casino is expected to increase.

     The terms of the Louisiana Economic Development and Gaming Corporation Act and the Louisiana Gaming Control Act (collectively, the "Gaming Act") and the rules and regulations promulgated thereunder prohibit the Company from engaging in certain activities including the following:

     - giving away or subsidizing food within the Casino;

     - offering direct table food services or food service with seating in excess of 250 persons;

     - contracting with local restaurant owners to provide food at designated areas within the Casino, except under certain circumstances;

     - offering lodging within the Casino;

     - engaging in any practice or entering into any business relationships to give any hotel, whether or not affiliated with Jazz Casino, any advantage or preference not available to any similarly situated hotels; and

     - selling products in the Casino that are not directly related to gaming.

     Also, under Jazz Casino's casino operating contract and the Gaming Act's rules and regulations, the provisions described above relating to food, lodging and retail activities apply to the Company's operations on the second floor of the Casino. Under the terms of the Casino's second floor sublease, currently the Company is also prohibited from offering facilities on the second floor of the Casino, the principal business purpose of which is a restaurant. Unlike the Casino, the vast majority of the Casino's competitors operate without restrictions on lodging, food services and entertainment. The Company believes that the ability to provide such amenities is a considerable competitive advantage for the Casino's competitors. In order to compensate for these limitations and offer its patrons the integrated Casino, dining and entertainment experience, the Casino offers its patrons complimentary meals, hotel rooms, transportation, entertainment, and other amenities at various local establishments. For a more complete description of these matters, refer to "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Performance -- The Casino is Subject to Limits on Providing Lodging, Food Services, Entertainment and Retail Operations That Could Impact Its Ability to Operate Profitably."

     Mississippi. Jazz Casino competes on a national, regional and local scale for visitors with existing gaming facilities in Mississippi. The Mississippi Gulf Coast has emerged as a major gaming destination. There are currently 12 dockside casinos operating in the Mississippi Gulf Coast that are within 100 miles of New Orleans. In addition, there is substantial growth in Mississippi's Gulf Coast gaming industry, including significant expansions of hotel and convention space and the addition of golf courses. For example, in March 1999 Mirage Resorts, Inc. opened Beau Rivage, an 1,800 room hotel, resort and dockside casino in Biloxi that is larger than any hotel in New Orleans. Due to its size and amenities, Beau Rivage provides significant competition to the Casino. The Mississippi enabling legislation allows dockside gaming and does not limit the number of casinos or the square feet of gaming space in these facilities. Mississippi has recently promulgated a regulation, however, that requires new entrants in the industry to expend certain amounts of money on non-gaming facilities in addition to the casino boat itself. In addition, unlike the Casino, gaming facilities in Mississippi operate without restrictions on lodging, food and beverage service, and entertainment, and several of such facilities have recently expanded to enhance such services.

     Louisiana. Jazz Casino has the exclusive right to operate a land-based casino in Orleans Parish. In authorizing the operation of a single, official land-based gaming establishment, the Louisiana legislature's intent was to promote economic development and maintain public confidence in the integrity of casino gaming operations in a manner that ensures that the owner or operator of the casino has no incentive to (1) divert or skim revenues, (2) engage in illegal activities or reduce competition from other gaming entities, or (3) conduct land-based gaming operations so as to prevent guests from patronizing local businesses other than the official gaming establishment. The legislature further determined that by authorizing only a single, official land-based casino, all persons involved with the proposed casino gaming operation, including manufacturers, suppliers, and distributors of certain gaming devices and equipment, could be licensed, regulated, and controlled in such a manner as to, among other things, protect the public health, safety, morals, good order, and general welfare of the citizens of the State of Louisiana. Notwithstanding its exclusive right to operate a land-based casino in Orleans Parish, on a regional and local scale, the Casino still competes with gaming operations in Louisiana, where 13 riverboats are operating, including:

     - one riverboat in Orleans Parish;

     - two riverboats in the New Orleans metropolitan area;

     - two riverboats in Baton Rouge;

     - four riverboats in Lake Charles in western Louisiana; and

     - four dockside casinos in Shreveport/Bossier City in northern Louisiana.

     The Casino may also compete with a fourteenth riverboat in Shreveport that was conditionally awarded a license to operate and is in the development stages. In addition, one license to conduct riverboat gaming in Louisiana has not yet been awarded. The riverboat gaming operations are regulated by the Louisiana Riverboat Economic Development and Gaming Control Act (the "Riverboat Act"), which does not impose wagering or loss limits and permits all forms of gaming with the exception of sports betting. Although the Riverboat Act permits only dockside gaming at the facilities in the Shreveport area, the Riverboat Act has been administered so as to allow riverboats to refrain from cruising under certain circumstances. Riverboats that remain moored under such circumstances are permitted to allow customers unlimited entry and exit. The Company cannot assure you that the Riverboat Act will not be amended to permit unlimited dockside gaming or to increase the number of permitted riverboats. The Casino also competes with land-based gaming facilities located in central Louisiana on Native American land. The Tunica-Biloxi, Chitimacha and Coushatta Native American tribes have each opened a casino near the towns of Marksville, Charenton and Kinder, respectively, each of which is located more than 105 miles from New Orleans.

     National and international competition. The Casino competes for patrons on a national and international scale with large casino hotel facilities located in Las Vegas, Nevada and Atlantic City, New Jersey. Several new facilities have recently opened in Las Vegas and certain existing facilities in Las Vegas and Atlantic City have undergone major expansions. This construction and expansion increased the number of hotel rooms and gaming positions in the Las Vegas and Atlantic City markets and created several attractions that have enhanced the appeal of those cities as tourist destinations. To a lesser degree, the Casino also competes for international patrons with casinos in other parts of the world.

     Other venues. Additional regional competition may be generated from land-based or dockside casino facilities to be located in states that do not currently allow casino gaming activities including Alabama and Texas. Bills seeking to legalize gaming were introduced in both of these states in the past. Although these bills were not enacted, similar bills may be introduced in future legislative sessions.

     Other forms of legal wagering. The Casino competes for local customers with other forms of legal wagering, including racetracks and off-track betting parlors. In addition, under Louisiana law, certain parishes (including Orleans Parish) permit:

     - restaurants, taverns, hotels and licensed clubs to operate up to three video draw poker devices per location;

     - qualifying truck stops to operate up to 50 video draw poker devices per location; and

     - racetracks and off-track betting parlors to operate an unlimited number of video draw poker devices per location.

     Louisiana law, however, limits video draw poker device wagering and jackpots. Other forms of wagering, including charitable gaming and a state lottery, provide additional local competition. Further, in 1997, the Louisiana legislature authorized the use of slot machines at race tracks located in three parishes in the State of Louisiana (but not Orleans Parish).

DEVELOPMENT PLANS

     Concurrent with constructing the Casino's gaming facilities, approximately 130,000 square feet of multipurpose non-gaming entertainment space on the second floor of the Casino was constructed to the point at which the shell of the structure is complete. Jazz Casino and JCC Development presented a preliminary master plan governing the use of the second floor of the Casino to the City of New Orleans on February 22, 2000. A final master plan, which must be approved by the City of New Orleans, the Rivergate Development Corporation and the Louisiana Gaming Control Board, would be required to establish, in addition to a variety of uses, (1) leasing guidelines regarding rent, termination rights and termination fees, tenant improvements and concessions, permissible uses and brokerage fees, (2) an initial capital improvement budget and (3) an initial operating budget for the first year of operations on the second floor. The process of developing a master plan for final approval is expected to take several months and currently has no deadline for approval. Jazz Casino has subleased the second floor to JCC Development pursuant to the terms of a sublease dated October 29, 1998, and JCC Development intends to manage and lease the second floor development in a manner consistent with the master plan. The term of the second floor sublease commenced in September 1999. Unless the second floor sublease is sooner terminated by its terms, the sublease will terminate on the earlier of the date of expiration or the date of termination of Jazz Casino's amended and restated ground lease dated October 29, 1998 with the Rivergate Development Corporation, as landlord, and the City of New Orleans, as intervenor, for the site in New Orleans designated by law for the Casino's location. The Louisiana Gaming Control Board has approval rights over the master plan and the authority to approve all subleases and uses on the second floor. There is currently no scheduled date for commencing the build-out of the second floor non-gaming tenant improvements. Jazz Casino is entitled to convert any portion of the second floor to gaming use, subject to the approval of the Louisiana Gaming Control Board and the provisions of its casino operating contract. If, however, this conversion reduces the sublease revenue payable to the Rivergate Development Corporation pursuant to the second floor sublease, Jazz Casino is required, under certain circumstances and for certain periods of time, to compensate the Rivergate Development Corporation for the reduction. The Company has not obtained the funding necessary to complete the build-out of non-gaming tenant improvements on the second floor of the Casino beyond the shell construction.

     Under a third amended plan of reorganization, on October 30, 1998 title to the real property owned by Harrah's Jazz Company at 3 Canal Place in New Orleans, adjacent to the Canal Place shopping center, vested in Canal Development, and title to the real property owned by Harrah's Jazz Company on Fulton and Poydras Streets in New Orleans, consisting of a city block of historical buildings across the street from the Casino and its garages, vested in Fulton Development. Canal Development and Fulton Development are wholly-owned subsidiaries of JCC Holding. Neither of these properties generate any material revenues for the Company. However, the Company currently intends that Fulton Development will develop the property located on Fulton and Poydras Streets, possibly with the assistance of a third party developer, for entertainment uses that support the Casino. The Company has not obtained financing to fund the development of this property. On February 14, 2000, Fulton Development entered into a contract to sell to Wyndham International, a hotel developer, the property located at 3 Canal Place in New Orleans for $6.5 million. Prior to the sale, it is anticipated that Canal Development, the owner of the property, will transfer the property to Fulton Development in exchange for a membership interest in Fulton Development. As a condition to this sale, Wyndham must begin construction on this property of a 300 room hotel within two years of closing. If Wyndham does not meet this condition, Fulton Development has an option to repurchase the property for $6.5 million plus interest on the purchase price equal to 7.0%. The Company believes that selling the property will bring additional hotel rooms to the Canal Street area adjacent to the Casino and will provide capital for investment in the Company's entertainment business. Although the Company anticipates selling this property during the second quarter of 2000, the sale is contingent upon obtaining certain third party approvals and Wyndham International completing its due diligence. Because the sale of the 3 Canal Place property would violate certain of the covenants in the Company's credit agreement, among the required third party approvals, the Company must obtain certain waivers and consents of the lenders under its credit agreement for Canal Development to transfer the property to Fulton Development and for Fulton Development to sell the property to Wyndham International. The recruiting offices of the Company are currently located on its property located on Fulton and Poydras Streets and the Company uses the property located at 3 Canal Place for employee parking. For a description of certain risks that may impact the Company's ability to develop its properties, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation -- Factors Affecting Future Performance -- The Company May Not be Able to Develop Certain of its Properties."

REORGANIZATION

     Harrah's Jazz Company, a general partnership that, prior to October 30, 1998, was comprised of (1) Harrah's New Orleans Investment Company, an indirect wholly-owned subsidiary of Harrah's Entertainment, (2) New Orleans/Louisiana Development Corporation and (3) Grand Palais Casino, Inc., was formed on November 29, 1993 for the purposes of developing, owning and operating the Casino. On November 19, 1994 Harrah's Jazz Company closed a series of transactions to finance the development of the Casino, including certain equity contributions by its partners, and the sale of Harrah's Jazz Company's and its subsidiary's, Harrah's Jazz Finance Corp., 14 1/4% first mortgage notes due 2001 with contingent interest. By November 1995, however, design modifications and project cost overruns, coupled with operating losses incurred by the temporary casino (the "Basin Street Casino") operated by Harrah's Jazz Company in the City of New Orleans' Municipal Auditorium on a temporary basis until the Casino was completed, depleted all of the equity contributions made by Harrah's Jazz Company's partners and the proceeds from the sale of the 14 1/4% first mortgage notes of Harrah's Jazz Company and Harrah's Jazz Finance Corp. On November 19, 1995, the lending banks informed Harrah's New Orleans Investment Company, the partner of Harrah's Jazz Company responsible for financing matters, that they would no longer disburse funds to Harrah's Jazz Company under the terms of the credit facilities. Faced with an absence of funding, on November 21, 1995 Harrah's Jazz Company closed the Basin Street Casino and suspended construction of the Casino. On November 22, 1995, Harrah's Jazz Company and Harrah's Jazz Finance Corp. filed for bankruptcy protection.

     On April 3, 1996, Harrah's Jazz Company, Harrah's Jazz Finance Corp., Harrah's New Orleans Investment Company and Harrah's Entertainment filed a plan of reorganization and related disclosure statement with the United States Bankruptcy Court for the Eastern District of Louisiana. A third amended plan of reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code, as modified through October 13, 1998, was confirmed by the bankruptcy court on October 13, 1998, the transactions contemplated thereby were consummated on October 30, 1998, and the construction of the Casino resumed shortly thereafter. Under the third amended plan of reorganization, the Company is the successor to the operations of Harrah's Jazz Company and on October 30, 1998, the following events occurred:

     - all of the assets of Harrah's Jazz Company vested in Jazz Casino, except for the property located at 3 Canal Place and the property located on Fulton and Poydras Streets, which vested in Canal Development and Fulton Development, respectively;

     - all of the partnership interests of Harrah's Jazz Company were transferred to Jazz Casino and the holders of the 14 1/4% first mortgage notes of Harrah's Jazz Company and Harrah's Jazz Finance Corp. acquired an aggregate of 5,197,377 shares of JCC Holding's class A common stock, par value $0.01 per share, or approximately 93.7% of the issued and outstanding class A common stock and approximately 52.0% of the issued and outstanding class A common stock and class B common stock, par value $0.01 per share, of JCC Holding (the class B common stock, together with the class A common stock and the unclassified common stock, $0.01 par value per share, of JCC Holding are referred to herein collectively as the "Common Stock");

     - each holder of the 14 1/4% first mortgage notes of Harrah's Jazz Company and Harrah's Jazz Finance Corp. received its pro rata share of the aggregate principal amount of (1) $187.5 million in aggregate principal amount of Jazz Casino's newly issued senior subordinated notes with contingent payments due 2009 and (2) Jazz Casino's newly issued senior subordinated contingent notes due 2009 (the senior subordinated contingent notes, together with the senior subordinated notes with contingent payments, are referred to herein collectively as the "Notes");

     - Harrah's Crescent City Investment Company, a Nevada corporation and an indirect wholly-owned subsidiary of Harrah's Entertainment, acquired all of the shares of JCC Holding's class B common stock in consideration for, among other things, an equity investment of $15 million in JCC Holding and the conversion to equity and contribution to JCC Holding on the October 30, 1998 of $60 million in debtor-in-possession financing that had been provided to Harrah's Jazz Company by Harrah's Entertainment or its affiliates during the reorganization;

     - Harrah's Crescent City Investment Company received warrants entitling it to purchase additional shares of unclassified common stock such that, upon exercise of the warrant in its entirety, Harrah's Entertainment and its subsidiaries will own, in the aggregate, 50.0% of the then outstanding shares of unclassified common stock, subject to certain adjustments; and

     - under certain settlement agreements executed in connection with the third amended plan of reorganization, Harrah's Crescent City Investment Company transferred from its acquired shares of class B common stock (1) options to purchase 300,000 shares of class B common stock to the shareholders of New Orleans/Louisiana Development Corporation, (2) options to purchase 150,000 shares of class B common stock to Bank One, Louisiana, N.A., formerly known as First National Bank of Commerce and (3) its right to receive 350,000 shares of class B common stock pursuant to the third amended plan of reorganization to the senior secured bondholders of Grand Palais Casino, Inc. Because the senior secured bondholders of Grand Palais Casino are not permitted to own shares of class B common stock under JCC Holding's Certificate of Incorporation, the 350,000 shares received by them automatically converted into shares of class A common stock. Subsequent to October 30, 1998, Bank One exercised its option and on November 13, 1998 Harrah's Crescent City Investment Company transferred 150,000 shares of its class B common stock to Bank One.

     The third amended plan of reorganization provided that, for federal income tax purposes, the vesting of assets in Jazz Casino, Canal Development and Fulton Development was deemed to have occurred as an exchange of the 14 1/4% first mortgage notes of Harrah's Jazz Company and Harrah's Jazz Finance Corp. for such assets, and an exchange by such bondholders of the assets for the class A common stock, Jazz Casino's senior subordinated notes with contingent payments and Jazz Casino's senior subordinated contingent notes. Pursuant to the third amended plan of reorganization, the outstanding capital stock of JCC Holding consists of shares of class A common stock and class B common stock. With certain exceptions, including the election of directors and the right to separate class voting with respect to certain amendments to JCC Holding's Certificate of Incorporation and Bylaws, each share of class A and class B common stock has identical rights and privileges, and ranks equally, shares ratably and is identical in every respect and as to all matters, submitted to a vote of the common stockholders, is entitled to one vote for each share of class A and class B common stock held, and, except as otherwise required by law, the holders of the shares of class A and class B common stock generally vote together as one class on all matters submitted to a vote of the stockholders.

     However, prior to the Transition Date (explained below), (1) the maximum number of authorized directors on JCC Holding's board of directors is six, three of which are designated as Class A directors who are elected by the holders of the class A common stock and three of which are designated as Class B directors who are elected by the holders of the class B common stock, (2) any amendments to JCC Holding's Certificate of Incorporation and Bylaws which affect the rights of holders of the class A common stock or the Class A directors or which affect the rights of holders of the class B common stock or the Class B directors must be approved by the affirmative vote of the holders of a majority of the affected class of class A or class B common stock and (3) only certain entities may hold class B common stock (the "Harrah's Entities"). As the beneficial owner through Harrah's Crescent City Investment Company of 4,302,623 shares of class B common stock, or approximately 96.6% of the issued and outstanding shares of class B common stock and approximately 42.6% of the issued and outstanding class A and class B common stock, Harrah's Entertainment, through Harrah's Crescent City Investment Company, has the power to elect all of the Class B directors.

     On the Transition Date, each share of class A common stock and each share of class B common stock will automatically convert into one share of unclassified common stock. Accordingly, on and after the

Transition Date, directors will be elected by the affirmative vote of the holders of a plurality of the shares of unclassified common stock and the restrictions described in clauses (2) and (3) of the preceding paragraph will no longer be applicable. "Transition Date" means the date upon which the earliest of the following events occurs: (1) October 28, 2002, (2) the end of two consecutive 12-month periods in which contingent payments under each of Jazz Casino's senior subordinated notes with contingent payments and senior subordinated contingent notes equals or exceeds $15 million or (3) the end of a 30-day period during which the average daily closing Minimum Market Value (as defined below) equals or exceeds $435 million. "Minimum Market Value" means, for any trading day, the sum of (a) the closing price of class A common stock multiplied by the number of shares of class A common stock that were issued to holders of the 14 1/4% first mortgage notes of Harrah's Jazz Company and Harrah's Jazz Finance Corp. on October 30, 1998 pursuant to the third amended plan of reorganization and (b) the closing price for $1,000 of Jazz Casino's senior subordinated notes with contingent payments and senior subordinated contingent notes divided by $1,000, and then multiplied by the aggregate principal amount of the Notes outstanding.

     In connection with the third amended plan of reorganization and resumption of the construction of the Casino:

     - the Company entered into a credit agreement dated as of October 29, 1998 among Jazz Casino, as borrower, JCC Holding, as guarantor and a syndicate of lenders led by Bankers Trust Company, pursuant to which Jazz Casino obtained $211.5 million of term loans to finance the construction of the Casino and up to $25 million for working capital purposes under a revolving line of credit;

     - Harrah's Entertainment and Harrah's Operating Company provided a payment guarantee or "put" agreement for an aggregate principal amount of up to $166.5 million of loans and/or stated amount of letters of credit of the Company and its subsidiaries outstanding under its credit agreement;

     - Jazz Casino entered into a junior subordinated credit facility dated as of October 30, 1998 with Harrah's Entertainment and Harrah's Operating Company pursuant to which Harrah's Entertainment and Harrah's Operating Company agreed to loan Jazz Casino $22.5 million of subordinated indebtedness; and

     - Jazz Casino issued to Bankers Trust Company, Bank One, Salomon Smith Barney Inc., Donaldson, Lufkin & Jenrette Securities Corporation and BT Alex. Brown Incorporated, approximately $27.3 million aggregate principal amount of 8% convertible junior subordinated debentures due 2010.

     On October 30, 1998, under the third amended plan of reorganization, Harrah's Jazz Company's exclusive right to operate a land-based casino in Orleans Parish, Louisiana revested in Harrah's Jazz Company and was assigned to Jazz Casino in accordance with applicable law and the casino operating contract dated October 30, 1998 among Harrah's Jazz Company, Jazz Casino and the State of Louisiana, by and through the Louisiana Gaming Control Board. As a result, under the terms of the casino operating contract, the Company, through Jazz Casino, has the exclusive right to operate a land-based casino in Orleans Parish, Louisiana. Under the casino operating contract, in each fiscal year of the Casino's operation, Jazz Casino is required to pay to the Louisiana Gaming Control Board an amount equal to the greater of (1) $100 million and (2) specified percentages of the Casino's gross gaming revenue in such fiscal year. Jazz Casino must make this payment to the Louisiana Gaming Control Board in daily increments equal to approximately $274,000, with an end of year settlement if the Casino's gross gaming revenues exceed certain amounts. On October 30, 1998, Jazz Casino entered into an agreement with Harrah's Entertainment and Harrah's Operating Company, pursuant to which Harrah's Entertainment and Harrah's Operating Company have agreed to provide a guaranty of the $100 million annual payment due under the casino operating contract for the benefit of the Louisiana Gaming Control Board for the first year of operation and, subject to certain conditions, on an annual basis through March 31, 2004. In consideration for this guaranty, Harrah's Entertainment and Harrah's Operating Company, collectively, receive a $6 million per year guaranty fee for the years ending March 31, 2000 and 2001 and a $5 million per year guaranty fee for the years ending March 31, 2002, 2003 and 2004, all payable quarterly. However, in the years that Harrah's Entertainment and Harrah's Operating Company provide the minimum payment guaranty for less than a full year, they receive a pro rata fee based on an annual fee of $6 million. For a further description of the casino operating contract, refer to "-- Regulation -- Louisiana Gaming Act."

     In addition, pursuant to the terms of the third amended plan of reorganization, on October 30, 1998, Jazz Casino succeeded to Harrah's Jazz Company's interest in (1) a ground lease for the site in New Orleans designated by law for the Casino's location and (2) a general development agreement that sets forth the obligations of the parties and the procedures to be followed relating to the design, development and construction of the Casino and certain related facilities. The ground lease was amended by an amended and restated lease agreement dated October 29, 1998, among Jazz Casino, the Rivergate Development Corporation, as landlord, and the City of New Orleans, as intervenor. Beginning on October 29, 1998, the amended and restated ground lease has a term of 30 years, with three consecutive ten-year renewal options. The general development agreement was amended by an amended general development agreement dated October 29, 1998 by and among Jazz Casino and the Rivergate Development Corporation and the City of New Orleans, as intervenor. The amended general development agreement and the amended and restated ground lease obligate Jazz Casino to comply with revised and updated open access program and plans adopted pursuant thereto that are designed to facilitate participation by minorities, women, and disadvantaged persons and business enterprises in developing, constructing and operating the Casino. For a description of certain risks relating to the Company's ability to comply with such plans, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Performance -- The Company May Not be Able to Comply with Minority Hiring Requirements and Could be Liable For Damage Awards From Potential Lawsuits Related to These Requirements."

     Also in connection with the consummation of the third amended plan of reorganization, a number of additional agreements were entered into relating to constructing and operating the Casino, including:

     - a second amended and restated management agreement granting the Manager the sole and exclusive right to manage and operate the Casino, a more complete description of which is included under the heading
       "-- Description of the Manager";

     - completion guarantees from Harrah's Entertainment and Harrah's Operating Company pursuant to which Harrah's Entertainment and Harrah's Operating Company agreed, among other things, to (A) fund Jazz Casino's working capital shortfalls until the date on which, among other things, the Casino was equipped with the required furniture, fixtures and equipment and ready to open for business, construction of the Casino was substantially completed and the initial Casino operations had opened for business, (B) guarantee that when the Casino opened for business, Jazz Casino had available for working capital $5 million of cash and an amount equal to $25 million (less up to $10 million for certain letters of credit issued under its credit agreement and borrowings thereunder to fund a bank account for the Casino) available for immediate borrowing(s) under the working capital facility provided pursuant to the credit agreement, (C) guarantee the full and complete payment and performance of all obligations of Jazz Casino payable by Jazz Casino to any person, including amounts payable to the City of New Orleans and the Rivergate Development Corporation under the amended and restated ground lease or the amended general development agreement, amounts owned to the Louisiana Gaming Control Board under the casino operating contract, utilities and maintenance expenses and (D) guarantee the obligation to maintain insurance coverage for, and prevent deterioration and unauthorized access to, the Casino, and to pay on a timely basis certain other amounts owing by Jazz Casino;

     - an amended and restated subordinated completion loan agreement dated as of October 30, 1998 among Jazz Casino, Harrah's Entertainment and Harrah's Operating Company pursuant to which any expenditures made by Harrah's Entertainment or Harrah's Operating Company under their completion guarantees described above must be repaid by Jazz Casino;

     - a sublease, pursuant to which Jazz Casino subleases the second floor of the Casino to JCC Development for non-gaming uses, a more complete description of which is included under the heading "-- Development Plans";

     - an amended and restated construction lien indemnity agreement dated October 30, 1998 between Jazz Casino and Harrah's Operating Company pursuant to which any expenditures made by Harrah's Operating Company under the construction lien indemnity agreement delivered by Harrah's Entertainment and Harrah's Operating Company to First American Title Insurance Company regarding mechanic's liens claiming priority to loans to Jazz Casino under the Company's credit agreement, Jazz Casino's senior subordinated notes with contingent payments or Jazz Casino's senior subordinated contingent notes, will be deemed unsecured, limited recourse indebtedness of Jazz Casino due and payable on demand; and

     - manager subordination agreements in favor of (1) the Rivergate Development Corporation and the City of New Orleans, (2) Bankers Trust Company, as Administrative Agent for the bank lenders under the Company's credit agreement, and (3) Norwest Bank Minnesota, National Association, as trustee under the indentures governing the Notes, that among other things, govern the subordination of certain of Jazz Casino's obligations owed to the Manager with respect to Jazz Casino's other payment obligations.

EMPLOYEES

     As of March 17, 2000, the Company employed 2,652 people on a full-time basis and 259 people on a part-time basis. Jazz Casino, through the Manager, hires and trains employees to operate the Casino. To the extent permitted by law and contract, Jazz Casino, in its hiring directed toward the opening of the Casino, gave priority to consideration of the former employees of the Basin Street Casino in an evaluation of the candidate's qualifications. The Casino's executive staff is comprised of employees of the Manager and Jazz Casino. The Gaming Act requires that at least 80% of the Casino's employees be Louisiana residents for at least one year prior to employment. Jazz Casino's amended and restated ground lease with the Rivergate Development Corporation and the City of New Orleans also requires that at least 55% of the employees of Jazz Casino and JCC Development live and reside in Orleans Parish, subject to reduction to comply with applicable law. This minimum percentage required under the amended and restated ground lease will increase by 2% on each anniversary of the Casino's opening on October 28, 1999, until the residency requirement reaches 65%, subject to reductions to comply with applicable law. Jazz Casino's amended general development agreement and amended and restated ground lease also obligate Jazz Casino to comply with the revised and updated open access program and plans adopted pursuant thereto that are designed to facilitate participation by minorities, women, and disadvantaged persons and business enterprises in developing, constructing and operating the Casino. For a description of certain risks relating to the Company's ability to comply with hiring requirements, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Performance -- The Company May Not be Able to Comply with Minority Hiring Requirements and Could be Liable for Damage Awards From Potential Lawsuits Related to These Requirements."

                                   REGULATION

LOUISIANA GAMING ACT

     The ownership and operation of the Casino are subject to pervasive governmental regulation, including regulation by the Louisiana Gaming Control Board in accordance with the terms of the Gaming Act, the rules and regulations promulgated thereunder and Jazz Casino's casino operating contract. Jazz Casino's right to own and operate the Casino derives from the casino operating contract which, subject to its terms and conditions, has a twenty-year term beginning on July 1994, with one ten-year option to extend.

     The Gaming Act and the rules and regulations promulgated thereunder, all of which are subject to amendment or revision from time to time, establish significant regulatory requirements with respect to gaming and non-gaming activities and Jazz Casino and JCC Holding, including, without limitation:

     - requirements with respect to permitted games;

     - minimum accounting and financial practices;

     - standards for gaming devices and surveillance;

     - licensing requirements for the Company's equity and debt holders, officers and directors, vendors and employees;

     - standards for credit extension and collection; and

     - permissible food services.

Failure to comply with the Gaming Act and the rules and regulations promulgated thereunder could result in disciplinary action, including fines and suspension or revocation of a license or a suitability determination. Certain regulatory violations could also constitute an event of default under the casino operating contract resulting in the termination of Jazz Casino's right to operate the Casino.

     Under the Gaming Act and the rules and regulations promulgated thereunder, Jazz Casino, JCC Holding, and their members, officers and directors were required to be found suitable by the Louisiana Gaming Control Board in order to own and operate the Casino. This suitability requirement must be continuously satisfied during the term of Jazz Casino's casino operating contract. The Gaming Act and the rules and regulations promulgated thereunder also require suitability findings for, among others, the Casino's manager, anyone with a direct ownership interest (regardless of percentage interest) or the ability to control Jazz Casino, JCC Holding or the Casino's manager (as well as their intermediary and holding companies), certain officers and directors of such companies, certain employees of Jazz Casino and the Casino's manager and certain specified debt holders and lenders that have loaned Jazz Casino or JCC Holding money in connection with the Casino's construction and operation. Suitability of an applicant requires that the applicant demonstrate that, among other things:

     - the applicant is a person of good character, honesty and integrity;

     - the applicant's prior activities, criminal record, if any, reputation, habits and associations do not pose a threat to the public interest of Louisiana or the regulation and control of casino gaming or create or enhance the dangers of unsuitable, unfair or illegal practices, methods and activities in the conduct of gaming or the carrying on of the business and financial arrangements incidental thereto; and

     - the applicant is capable of and is likely to conduct the activities for which a license or contract is sought.

In addition, to be found suitable for purposes of the casino operating contract, Jazz Casino must demonstrate that:

     - it has or can guarantee its ability to acquire adequate business competence and experience in conducting casino gaming operations;

     - financing that it seeks to obtain is adequate for the proposed operation and is from suitable sources; and

     - it has, or is capable of, and guarantees its ability to obtain a bond or satisfactory financial guarantee of a sufficient amount to guarantee successful completion of and compliance with the casino operating contract or such other projects that are regulated by the Louisiana Gaming Control Board.

     Under the Gaming Act and rules and regulations promulgated thereunder, any person holding or controlling a direct or beneficial 5% or more equity interest (either alone or in combination with others) in a direct or indirect holding company of Jazz Casino, including JCC Holding or the Casino's manager, is presumed to have the ability to control Jazz Casino or the Casino's manager (or their holding companies, as the case may be), requiring a finding of suitability. However, this suitability finding is not required if, among other things, the presumption of control is rebutted or the holder is one of several specified passive institutional investors and, upon request, the investor can demonstrate that it does not have the ability to control such entity and that it does not intend to influence the affairs of Jazz Casino or the Casino's manager. To the extent any holder of the securities of JCC Holding fails to satisfy this requirement, the holder may be required to obtain certain qualifications or approvals (including a finding of suitability) from the Louisiana Gaming Control Board to continue to hold such securities. Any failure to obtain these qualifications or approvals may, by virtue of the requirements imposed on JCC Holding, subject these security holders to certain requirements, limitations or prohibitions, including a requirement that the security holders liquidate their securities at a time or at a cost that is otherwise unfavorable to the security holders.

     Under the Gaming Act and rules and regulations promulgated thereunder, the Louisiana Gaming Control Board has the authority to deny, revoke, suspend, limit, condition, or restrict any finding of suitability. Under the Gaming Act's rules and regulations, the Louisiana Gaming Control Board also has the authority to take further action against Jazz Casino on the grounds that a person found suitable as required by the Gaming Act is associated with, or controls, or is controlled by, or is under common control with, an unsuitable or disqualified person. Under the Gaming Act's rules and regulations and Jazz Casino's casino operating contract, if at any time the Louisiana Gaming Control Board finds that any person required to be and remain suitable has failed to demonstrate suitability, the Louisiana Gaming Control Board may, consistent with the Gaming Act and the casino operating contract, take any action that the Louisiana Gaming Control Board deems necessary to protect the public interest. Under the Gaming Act's rules and regulations, however, if a person associated with Jazz Casino, the Casino's manager or their affiliate, intermediary, or holding companies, as the case may be, has failed to be found or remain suitable, the Louisiana Gaming Control Board will not declare these companies unsuitable as a result if the companies comply with the conditional licensing provisions, take immediate good faith action and comply with any order of the Louisiana Gaming Control Board to cause the person to dispose of its interest, and, before such disposition, ensure that the disqualified person does not receive any ownership benefits. The above safe harbor protections do not apply if Jazz Casino, the Casino's manager or their affiliates, intermediaries, or holding companies, as the case may be,
(1) fail to remain suitable, (2) had actual or constructive knowledge of the facts that are the basis for the Louisiana Gaming Control Board regulatory action and failed to take appropriate action, or (3) are so tainted by such person that it affects the suitability of the entity under the standards of the Gaming Act.

     Under the Gaming Act, the Louisiana Gaming Control Board and the Louisiana state police are required to issue licenses or permits to certain persons associated with the Company's gaming operations, including:

     - certain employees of Jazz Casino and the Casino's manager;

     - certain manufacturers, distributors and suppliers of gaming devices;

     - certain suppliers of non-gaming goods or services;

     - any person who furnishes services or property to Jazz Casino under an arrangement pursuant to which the person receives payments based on earnings, profits or receipts from gaming operations; and

     - any other persons deemed necessary by the Louisiana Gaming Control Board.

     Securing the requisite licenses and permits under the Gaming Act is a prerequisite for conducting, operating or performing any activity regulated by the Louisiana Gaming Control Board or the Gaming Act. The Gaming Act provides that the Louisiana Gaming Control Board has full and absolute power to deny an application, or to limit, condition, restrict, revoke or suspend any license, permit or approval, or to fine any person licensed, permitted or approved for any cause specified in the Gaming Act or rules promulgated by the Louisiana Gaming Control Board. The Gaming Act's rules and regulations provide that the Louisiana Gaming Control Board may take any of the actions described in the preceding sentence with respect to any person licensed, permitted, or approved, or any person registered, found suitable, or holding a contract, for any cause deemed reasonable. Moreover, any license, permit, contract, approval or thing obtained or issued pursuant to the provisions of the Gaming Act has been expressly declared by the legislature to be a pure and absolute revocable privilege and not a right, property or otherwise, under the constitutions of the United States or of the State of Louisiana. The Gaming Act also provides that no holder acquires any vested right therein or thereunder.

     Under the Gaming Act's rules and regulations, gaming activities that may be conducted at an official gaming establishment, subject to the rule-making authority of the Louisiana Gaming Control Board, include any banking or percentage game that is played with cards, dice or any electronic, electrical or mechanical device or machine for money, property or any thing of value, but exclude lottery, bingo, charitable games, raffles, electronic video bingo, pull tabs, cable television bingo, wagering on dog or horse races, sports betting or wagering on any type of sports contest or event. The Gaming Act's rules and regulations provide the Louisiana Gaming Control Board broad discretionary authority to regulate all aspects of a casino operator's operations, including the power to, among other things:

     - investigate violations of the Gaming Act and any rules and regulations promulgated thereunder, and any other incidents or transactions that it deems appropriate;

     - conduct hearings and proceedings concerning, and reviews and inspections of, gaming operations and related activities;

     - inspect and examine all premises, and all equipment or supplies thereon, where gaming activities are conducted, and impound, examine and inspect any equipment or supplies;

     - audit the records of applicants and gaming operators relating to revenues produced by their gaming operations;

     - issue interrogatories and subpoenas; and

     - monitor the conduct of a casino operator such as Jazz Casino, and licensees, permittees and other persons having a material involvement directly or indirectly with the casino operator.

     Under Jazz Casino's casino operating contract, for each fiscal year of the Casino's operation, Jazz Casino is required to pay to the Louisiana Gaming Control Board the greater of: (1) $100 million or (2) specified percentages of the Casino's gross gaming revenue. Jazz Casino must make this payment to the Louisiana Gaming Control Board in daily increments equal to approximately $274,000, with an end of year settlement if gross gaming revenues exceed certain amounts. At least one day prior to the beginning of each fiscal year (no later than March 31 of each year), Jazz Casino is required to post with the Louisiana Gaming Control Board an unconditional guaranty of the minimum $100 million payment to the Louisiana Gaming Control Board issued by a lender or third party with resources suitable to cover this payment. The failure to post such a guaranty will result in the automatic termination of the casino operating contract with no cure period. Jazz Casino's casino operating contract also imposes certain financial stability requirements on Jazz Casino relating to its ability to meet ongoing operating expenses, casino bankroll requirements, projected debt payments and capital maintenance requirements. If Jazz Casino fails to clearly and convincingly demonstrate compliance with these requirements, the Louisiana Gaming Control Board may impose certain regulatory conditions, including, without limitation, placing restrictions on certain distributions by Jazz Casino to affiliates or entities in a control relationship with Jazz Casino and its affiliates and appointing a fiscal agent. The failure to cure a financial stability default within the specified period of time is an event of default under the casino operating contract that could lead to the closing the Casino, terminating Jazz Casino's casino operating contract and/or the appointing a conservator.

     The sale, transfer, assignment, or alienation of Jazz Casino's casino operating contract, or an interest therein, in violation of the Gaming Act is also prohibited. Further, under the Gaming Act, the sale, transfer, assignment, pledge, alienation, disposition, public offering, or acquisition of securities that results in one person's owning 5% or more of the total outstanding shares issued by Jazz Casino is void as to such person without prior approval of the Louisiana Gaming Control Board. Failure to obtain prior approval by the Louisiana Gaming Control Board of a person acquiring 5% or more of the total outstanding shares of a licensee or 5% or more economic interest in Jazz Casino is grounds for cancellation of the casino operating contract or license suspension or revocation.

     The Gaming Act prohibits Jazz Casino from engaging in the following activities:

     - Offering seated restaurant facilities with table food service for patrons. However, Jazz Casino may offer limited cafeteria style food services for employees and patrons if permitted by rule of the Louisiana Gaming Control Board, provided, however, that no food may be given away or subsidized within the Casino by Jazz Casino or any licensee, and no facility for food service may exceed seating for 250 people (by rule and regulation, the Louisiana Gaming Control Board has authorized Jazz Casino to contract with local food preparers to provide certain limited food offerings at the Casino).

     - Offering lodging in the Casino, or engaging in any practice or entering into any business relationships to give any hotel, whether or not affiliated with Jazz Casino, an advantage or preference not available to all similarly situated hotels.

     - Engaging in activities that are prohibited by the casino operating contract.

     - Engaging in the sale of products that are not directly related to gaming.

     - Cashing or accepting in exchange for the purchase of tokens, chips or electronic cards an identifiable employee payroll check.

Any contract between Jazz Casino and any hotel or lodging facilities must be submitted to the Louisiana Gaming Control Board for approval prior to entering into the contract.

     The Gaming Act, the rules and regulations promulgated thereunder, and Jazz Casino's casino operating contract have extensive provisions and prior approval requirements relating to certain borrowings incurred, and security interests granted, by Jazz Casino and JCC Holding in connection with the Casino. The Gaming Act authorizes the Louisiana Gaming Control Board to provide for the protection of the rights of holders of security interests in both immovable property and movable property used in or related to casino gaming operations and to provide for the continued operation of the official gaming establishment during the period of time that a lender, as a holder of a security interest, seeks to enforce its security interest in such property. In connection therewith, the Gaming Act provides that the holder of a security interest in gaming related collateral may receive payments from the owner or lessee of such property out of the proceeds of casino gaming operations received by the owner or lessee, and, the holder of the security interest may be exempt from the licensing requirements of the Gaming Act with respect to these payments if the transaction(s) giving rise to the payments were approved in advance by the Louisiana Gaming Control Board, comply with all rules and regulations of the Louisiana Gaming Control Board and the Louisiana Gaming Control Board determines that the holder is suitable.

     Under the Gaming Act, a holder of a security interest in a gaming device who asserts the right to ownership or possession of the encumbered property may be granted a one-time, nonrenewable, provisional contract for a maximum of 90 days for the sole purpose of acquiring ownership or possession for resale to a licensed or approved person, all in accordance with rules and regulations to be promulgated by the Louisiana Gaming Control Board. The Gaming Act's rules and regulations do not include a rule and regulation on this provision.

     If the holder of a security interest in immovable property comprising the official gaming establishment wishes to continue to operate the official gaming establishment during and after the filing of a suit to enforce the security interest, the Gaming Act provides that the holder of the security interest must name the Louisiana Gaming Control Board as a nominal defendant in the suit and request the appointment of a receiver from among the persons on a list maintained by the Louisiana Gaming Control Board. Upon proof of the debtor's default under the security instrument and the holder's right to enforce the security interest, the court will appoint a person from the Louisiana Gaming Control Board's list as a receiver of the official gaming establishment. Upon appointment of the receiver, the Gaming Act requires the receiver to furnish a fidelity bond in favor of the security interest holder, the owner or lessee of the official gaming establishment and the Louisiana Gaming Control Board in an amount to be set by the court after consultation with the Louisiana Gaming Control Board and all parties. The Gaming Act requires the Louisiana Gaming Control Board to issue to the receiver a one-time, nonrenewable, provisional contract to continue gaming operations until the receivership is terminated. The receiver is considered to have all the rights and obligations of the casino operator under the casino operating contract. The holder of the security interest provoking the appointment of a receiver under the Gaming Act is required to pay the cost of the receiver's bond and the cost of operating the official gaming establishment or gaming operator during the term of receivership to the extent that such costs exceed available revenues. The Gaming Act further provides that the fees of the receiver and the authority for expenditures of the receiver are to be established by rules and regulations of the Louisiana Gaming Control Board.

     The Gaming Act provides that a receivership must terminate upon: (1) the sale of the property subject to receivership to a duly approved or authorized person; (2) the payment in full of all obligations due to the holder of the security interest in the property subject to the receivership; (3) an agreement for termination of the receivership signed by the holder of the security interest and the debtor, and approved by the Louisiana Gaming Control Board and the court; or (4) the lapse of five years from the date of the initial appointment of the receiver. Under the Gaming Act, a receivership may also be terminated by notice from the holder of the security interest who provoked the receivership addressed to the court and the Louisiana Gaming Control Board of its intention to withdraw its financial support of the receivership at a specified time not less than 90 days from the date of the notice. In the event of such notice, the Gaming Act provides that the holder of the security interest giving the notice will not be responsible for any costs or expenses of the receivership after the date specified in the notice; except for reasonable costs and fees of the receiver in concluding the receivership, and the costs of a final accounting. The Gaming Act provides that no rule or regulation and no provision in a contract executed by the Louisiana Gaming Control Board pursuant to its authority to protect the holders of security interests in gaming related collateral will be the basis for any cause of action in contract or in tort against the State of Louisiana or the Louisiana Gaming Control Board, its board of directors or its agents, attorneys or employees.

STATE LEGISLATION

     Because legalized gaming is a relatively new industry in Louisiana, there has been significant attention by the Louisiana legislature over the past few years to gaming related bills dealing with a wide range of subjects that could impact the Casino. For example, at various times, bills have been introduced to, among other things:

     - constitutionally and/or legislatively repeal all forms of gaming (including gaming at the Casino);

     - increase taxes on casinos;

     - permit dockside riverboat gaming;

     - limit credit that may be extended by casinos;

     - mandate payout schedules for slot machines; and

     - limit days and hours of operations.

     In addition, a number of laws have been enacted that affected the formulation of the third amended plan of reorganization and the rights to operate the Casino under the Gaming Act and Jazz Casino's casino operating contract. For example, a law was adopted that purports to, among other things, retroactively amend the Gaming Act to (1) state that conducting gaming operations upon riverboats in accordance with the provisions of the Riverboat Act or otherwise while upon a designated waterway while temporarily at dockside does not constitute the authorization of additional land-based casino gaming operations that relieves Jazz Casino of its obligation to pay compensation to the Louisiana Gaming Control Board, and (2) provide that governmental inaction that results in the operation of another land-based casino in Orleans Parish will not relieve Jazz Casino of its obligation to pay compensation to the Louisiana Gaming Control Board. This law also purports to provide that in the event of litigation between Jazz Casino and the State of Louisiana or any of its political subdivisions (including the Louisiana Gaming Control Board), Jazz Casino must continue to make all payments to the State of Louisiana and any of its political subdivisions (including the Louisiana Gaming Control Board) as required by law during the pendency of the litigation, and that any failure to make the required payments will render Jazz Casino unsuitable. For a description of certain risks associated with state regulation, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Performance -- Gaming Laws and Regulations Could Adversely Affect the Company's Operations" and "-- Jazz Casino May Have No Recourse if Additional Land-Based Casinos or Dockside Riverboat Gaming is Permitted."

FEDERAL REGULATION

     In 1996, Congress enacted a law creating a federal commission to study the economic and social impact of gaming and to report its findings to Congress and the President. A report was issued by the commission in June 1999. The Company is unable at this time to determine the impact of this report on the gaming industry.

ITEM 2. PROPERTIES.

     Under the third amended plan of reorganization, on October 30, 1998 title to Harrah's Jazz Company's property located at 3 Canal Place in New Orleans, adjacent to the Canal Place Shopping Center, vested in Canal Development and title to Harrah's Jazz Company's property located on Fulton and Poydras Streets, consisting of a city block of historical buildings across the street from the Casino and its garages, vested in Fulton Development. Neither of these properties currently generate any material revenues for the Company. In addition, pursuant to the terms of the third amended plan of reorganization, as of October 30, 1998, Jazz Casino succeeded to Harrah's Jazz Company's interest in the approximately 30-year long-term ground lease for the property at the foot of Canal and Poydras Streets in New Orleans, Louisiana, the site designated by law for the location of the Casino. On October 29, 1998, the ground lease was amended by an amended and restated ground lease between Jazz Casino, the Rivergate Development Corporation and the City of New Orleans. Beginning on October 29, 1998, the amended and restated ground lease has a term of 30 years, with three consecutive ten-year renewal options. Under the amended and restated ground lease, Jazz Casino also leases the land across Poydras Street upon which the Casino operates two parking facilities that are connected to the Casino by an underground tunnel and that together contain approximately 1,550 spaces.

     The Company leases its principal executive offices of approximately 30,000 square feet under a 104 month lease effective January 1, 2000. The Company's property located on Fulton and Poydras Streets, which contains approximately 48,300 square feet of usable office space, is being used by the Company for its recruiting offices until the property is developed. The Company currently uses its property located at 3 Canal Place for employee parking. On February 14, 2000, Fulton Development entered into a contract to sell to Wyndham International, a hotel developer, the property located at 3 Canal Place for $6.5 million. Prior to the sale, it is anticipated that Canal Development, the owner of the property, will transfer the property to Fulton Development in exchange for a membership interest in Fulton Development. As a condition to this sale, Wyndham must begin construction on this property of a 300 room hotel within two years of closing. If Wyndham does not meet this condition, Fulton Development has an option to repurchase the property for $6.5 million plus interest on the purchase price equal to 7%. Although the Company anticipates selling this property during the second quarter of 2000, the sale is contingent upon obtaining certain third party approvals and Wyndham International completing its due diligence. Because the sale of the 3 Canal Place Property would violate certain of the covenants in the Company's credit agreement, among the required third party approvals, the Company must obtain certain waivers and consents of the lenders under its credit agreement for Canal Development to transfer the property to Fulton Development and for Fulton Development to sell the property to Wyndham International.

     Approximately 130,000 square feet of multipurpose non-gaming entertainment space on the second floor of the Casino has been constructed to the point at which the shell of the structure is complete and the space is suitable for tenant build-out. Jazz Casino has subleased the second floor to JCC Development and JCC Development intends to manage and lease the second floor in a manner consistent with a master plan being developed by JCC Development and Jazz Casino. The term of the second floor sublease commenced in September 1999 and terminates on the earlier of the date of expiration or the date of termination of Jazz Casino's amended and restated ground lease with the Rivergate Development Corporation and the City of New Orleans, unless the second floor sublease is sooner terminated by its terms. For a more complete description of the second floor of the Casino, refer to "Item 1. Business -- Development Plans."

     Under a lease that expires in July 2023, Jazz Casino leases approximately 15 acres of land, including an unoccupied 15,000 square foot building. It was originally anticipated that this land would be used for employee parking. However, more suitable parking was located closer to the Casino. The Company is currently seeking alternative uses for this property. Pursuant to a master lease that expires in February 2004, the Company also leases an aggregate of approximately 41,000 square feet of warehouse space where it stores gaming equipment and supplies for use in the Casino.

     To secure present and future indebtedness under certain of the agreements the Company entered into in connection with the third amended plan of reorganization, (1) Jazz Casino's interest in the amended and restated ground lease between Jazz Casino and the Rivergate Development Corporation and the City of New Orleans, (2) the property located at 3 Canal Place, (3) the property located on Fulton and Poydras Streets, (4) the sublease of the second floor of the Casino and (5) the lease of approximately 15 acres of land described above are subject to mortgages granted to the Bank of New York as the collateral agent.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is subject to legal proceedings and claims which arise in the normal course of business. While the outcome of these matters cannot be predicted with certainty, management does not believe the outcome of any of these legal matters will materially and adversely affect the Company's business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of JCC Holding's stockholders during JCC Holding's fourth fiscal quarter ended December 31, 1999.

ITEM 4(A). EXECUTIVE OFFICERS OF THE REGISTRANT.

     Set forth below is certain information as of January 1, 2000 regarding the executive officers of JCC Holding.

     Frederick W. Burford, age 49, has served as the President of JCC Holding and Jazz Casino since April 1998 and President of JCC Development, Canal Development and Fulton Development since September 1998. Mr. Burford was also the Secretary and Treasurer of JCC Holding from December 1997 until September 1998. Mr. Burford was a consultant to Harrah's Entertainment from May 1997 until October 1998 and served as Vice President of JCC Holding from December 1997 to April 1998. During August 1997, Mr. Burford served as President of TPI Enterprises, Inc., a restaurant holding company. From November 1991 until September 1997 Mr. Burford served as a director and the Executive Vice President and Chief Financial Officer of TPI Enterprises, Inc. From March 1990 to October 1991, Mr. Burford served as the Vice President, Controller and Treasurer of The Promus Companies, Inc., a gaming and hotel holding company, and from August 1977 until February 1990 Mr. Burford held various positions with the Holiday Corporation, a gaming and hotel holding company, including most recently, Vice President and Treasurer.

     L. Camille Fowler, age 44, has served as the Vice President -- Finance, Treasurer and Secretary of JCC Holding, Jazz Casino, JCC Development, Canal Development and Fulton Development since September 1998. Ms. Fowler also served as Director of Finance of the Manager from April 1996 to November 1998, Vice President and Secretary of the Manager from January 1998 to November 1998, and Treasurer of the Manager from February 1998 to November 1998. From October 1993 until April 1996, Ms. Fowler served as the Director of Financial Reporting of the Manager.

     Frederick J. Keeton, age 42, has served as the Vice President -- Government Affairs and Community Relations for JCC Holding since July 1999. From September 1998 to June 1999, he served in the same position as a leased employee from Harrah's Entertainment. Mr. Keeton's position with JCC Holding remains subject to the Louisiana Gaming Control Board finding him suitable under the Gaming Act. Prior to joining the Company, Mr. Keeton served in various capacities at Harrah's Entertainment including Director of Government Affairs from August 1994 to September 1998, Director of Corporate Claims Management from February 1990 to July 1994, Senior Manager of Corporate Claims Management from February 1989 to February 1990, and Manager of Claims from June 1984 to January 1989.

     Thomas M. Morgan, age 45, has served as the Vice President -- Development of JCC Holding since January 2000. From January 1999 to December 1999, he served in the same capacity as a leased employee from Harrah's Entertainment. Mr. Morgan's position with JCC Holding remains subject to the Louisiana Gaming Holding Control Board finding him suitable under the Gaming Act. Prior to joining the Company, Mr. Morgan served as Vice President -- Development for Harrah's Entertainment from January 1992 through December 1998. From April 1985 through December 1991, Mr. Morgan served as Director of Development for Embassy Suites, Inc., a hotel holding company.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

CLASS A COMMON STOCK PRICE

     JCC Holding's class A common stock began trading on the American Stock Exchange under the symbol "JAZ" during the fourth quarter of fiscal 1998 on December 9, 1998. Prior to that time, JCC Holding's class A common stock was not listed or traded on any organized market. Each share of JCC Holding's class B common stock, which does not trade on any market and all of which are held by two entities, and each share of JCC Holding's class A common stock, will automatically convert into one share of JCC Holding's unclassified common stock on the Transition Date. The table set forth below provides, on a per share basis for each quarterly period in 1999 and the period from December 9, 1998 to December 31, 1998, the high and low sales prices of JCC Holding's class A common stock as reported on the American Stock Exchange.

                                                               HIGH     LOW
                                                              ------   -----
Fiscal 1999
  First Quarter.............................................  $ 3.75   $3.00
  Second Quarter............................................  $ 8.75   $3.38
  Third Quarter.............................................  $ 9.50   $5.88
  Fourth Quarter............................................  $10.00   $2.69
Fiscal 1998
  Fourth Quarter for the period from December 9, 1998
     to December 31, 1998...................................  $ 4.00   $3.38

HOLDERS

     As of March 17, 2000, there were approximately 430 record holders of the class A common stock, and the Company estimates that there were approximately 1,975 beneficial owners of the class A common stock. As of March 17, 2000 there were 2 beneficial owners and record holders of the class B common stock.

DIVIDEND POLICY

     JCC Holding has never paid any cash dividends on its class A or class B common stock and does not intend to pay cash dividends on its class A or class B common stock in the foreseeable future. Further, pursuant to the terms of the Company's credit agreement, for as long as there are amounts outstanding thereunder no dividends will be paid. In addition, the indentures governing the Notes prohibit payment of cash dividends unless certain conditions are met, including the condition that no dividend can be paid unless Jazz Casino has paid the maximum amount of contingent interest payments required with respect to its senior subordinated notes with contingent payments and its senior subordinated contingent notes for certain periods of time. The payment of cash dividends, if any, will be made only from assets legally available for that purpose, and will depend on JCC Holding's financial condition, results of operations, current and anticipated capital requirements, restrictions under then existing debt instruments and other factors deemed relevant by JCC Holding's board of directors.

     Certain institutional investors may only invest in dividend-paying equity securities or may operate under other restrictions, which prohibit or limit their ability to invest in the class A common stock.

RECENT SALES OF UNREGISTERED SECURITIES

     On April 29, 1999, JCC Holding awarded two of its executive officers 70,000 shares of class A common stock that are subject to certain restrictions on transferability. The shares were issued to each of the officers without consideration as a material inducement to serve as officers of the Company. These issuances were exempt from registration under Section 5 of the Securities Act of 1933 in reliance upon Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth selected consolidated statements of operations and balance sheet data of (1) JCC Holding for the fiscal year ended and as of December 31, 1999 and for the two month period ended and as of December 31, 1998 and (2) Harrah's Jazz Company for the ten-month period ended October 30, 1998 and for the fiscal years ended, and as of, December 31, 1997, 1996 and 1995. Although JCC Holding was incorporated on August 20, 1996, prior to October 30, 1998, the Company had not conducted any operations, generated any revenues or issued any capital stock. Accordingly, separate financial information with respect to the Company prior to the two month period ended December 31, 1998 are omitted because the Company does not believe that such separate financial information is material. On October 30, 1998, Jazz Casino succeeded to all of the assets of Harrah's Jazz Company except the property located at 3 Canal Place and the property located on Fulton and Poydras Streets, which vested in Canal Development and Fulton Development, respectively. The selected financial data for the ten-month period ended October 30, 1998 and for the fiscal years ended and as of December 31, 1997, 1996 and 1995 have been derived from Harrah's Jazz Company's audited financial statements. The selected financial data for the fiscal year ended and as of December 31, 1999 and for the two-month period ended and as of December 31, 1998 have been derived from the Company's audited financial statements. The selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

                             JCC HOLDING (SUCCESSOR)          HARRAH'S JAZZ COMPANY (PREDECESSOR)
                           ---------------------------   ---------------------------------------------
                                                          TEN MONTH
                           FISCAL YEAR     TWO MONTH       PERIOD
                              ENDED       PERIOD ENDED      ENDED      FISCAL YEAR ENDED DECEMBER 31,
                           DECEMBER 31,   DECEMBER 31,   OCTOBER 30,   -------------------------------
                               1999           1998          1998         1997       1996       1995
                           ------------   ------------   -----------   --------   --------   ---------
                                                         (IN THOUSANDS)
RESULTS OF OPERATIONS:
Revenues(a)..............    $ 41,156       $    14       $     87     $  1,679   $  1,661   $  95,257
Extraordinary items(b)...          --            --        267,706           --         --          --
Net income (loss)........     (59,140)       (3,677)       169,993      (21,244)   (20,900)   (301,560)
Loss per share...........       (5.88)         (.37)           N/A          N/A        N/A         N/A

                                      JCC HOLDING (SUCCESSOR)     HARRAH'S JAZZ COMPANY (PREDECESSOR)
                                      ------------------------    -----------------------------------
                                                      FISCAL YEARS ENDED DECEMBER 31,
                                      ---------------------------------------------------------------
                                         1999          1998         1997         1996         1995
                                      ----------    ----------    ---------    ---------    ---------
                                                              (IN THOUSANDS)
BALANCE SHEET:
Total assets........................   $506,402      $343,131     $354,417     $359,469     $364,480
Long-term debt......................    368,222       185,519           --           --           --
Liabilities subject to compromise...         --            --      523,468      523,483      519,360

---------------

(a) JCC Holding's fiscal 1999 results of operations reflect approximately two months of revenues generated from the Casino, which opened on October 28, 1999. In addition, Harrah's Jazz Company's fiscal 1995 results of operations reflect approximately seven months of revenues generated from the Basin Street Casino which closed in November 1995.

(b) A discussion of the extraordinary item related to the discharge of debt during the bankruptcy proceedings is presented in Note 1 to Harrah's Jazz Company's financial statements included in "Item 8. Financial Statements and Supplementary Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

OVERVIEW

     JCC Holding is a casino and entertainment development company. It was incorporated under Delaware law on August 20, 1996, and conducts business through its wholly-owned subsidiaries, Jazz Casino, JCC Development, Canal Development and Fulton Development. JCC Holding began operations in October 1998, when it assumed the business operations formerly owned by Harrah's Jazz Company, which, as described below, filed for bankruptcy in November 1995. On October 30, 1998, in accordance with the third amended plan of reorganization, the Company became the successor to the operations of Harrah's Jazz Company.

     On November 22, 1995, Harrah's Jazz Company and Harrah's Jazz Finance Corp., its wholly-owned subsidiary, filed for reorganization under Chapter 11 of the United States Bankruptcy Code, ceased operation of the Basin Street Casino and suspended construction of the Casino. Prior to consummation of the third amended plan of reorganization on October 30, 1998, Harrah's Jazz Company's activities consisted of administering the bankruptcy case, preparing the third amended plan of reorganization and related disclosure statement, negotiating with interested parties with respect to the third amended plan of reorganization, and related issues. Harrah's Jazz Company's primary source of operating funds was debtor-in-possession financing provided by Harrah's Entertainment and its affiliates and its largest expenses were general and administrative expenses and reorganization costs.

     Prior to consummation of the third amended plan of reorganization, the Company had not conducted any operations, generated any revenues or issued any capital stock. As of October 30, 1998, the effective date of the third amended plan of reorganization, the Company applied "fresh start" reporting, which resulted in a write-down of certain non-current assets totaling approximately $75 million and the elimination of Harrah's Jazz Company's accumulated deficit. In accordance with "fresh start" reporting, the difference between the assumed reorganization value and the aggregate fair value of the identifiable tangible assets resulted in a reduction in the value assigned to certain intangible non-current assets. During the period from October 30, 1998 to October 27, 1999, the Company's activities consisted primarily of administering the construction of the Casino and preparing for opening the Casino on October 28, 1999.

     Although JCC Holding was incorporated on August 20, 1996, prior to October 30, 1998, the Company had not conducted any operations, generated any revenues or issued any capital stock. The financial condition and results of operations of the Company, after giving effect to the third amended plan of reorganization and the application of "fresh start" reporting, are not comparable to the financial condition and results of operations of either the Company or Harrah's Jazz Company as of any dates and for any periods prior to October 30, 1998. Furthermore, because the Casino did not open until October 28, 1999, the discussion regarding operating results of Harrah's Jazz Company and the Company during the periods presented in this report reflect only the Company's results of operations subsequent to October 30, 1998, the effective date of the third amended plan of reorganization, and the various components of significant revenue and expense line items contributing to the Company's net losses. In accordance with the Securities and Exchange Commission's guidelines, financial statements and supplementary data of the Company and Harrah's Jazz Company are presented in Item 8 herein.

RESULTS OF OPERATIONS

     Total Revenues. From October 28, 1999 to December 31, 1999, the Company generated Casino revenue of $38.0 million, food and beverage revenue of $3.7 million, and retail, parking and other revenue of $1.7 million. Casino promotional allowances amounted to $2.3 million resulting in total net revenues of

$41.1 million. For the same period, although approximately 1.1 million people visited the Casino, which exceeded expectations, revenues fell short of expectations due to the fewer than anticipated gaming players visiting the Casino.

     From January 1, 1999 to October 27, 1999, the Company generated revenues of approximately $126,000 consisting of parking revenues generated primarily by the parking facilities located on its property located at 3 Canal Place in New Orleans and at the Casino that were opened in June and October 1999, respectively.

     From October 30, 1998 to December 31, 1998, the Company generated revenues of approximately $14,000 consisting of parking revenues generated by the parking lot located on its property located at 3 Canal Place in New Orleans.

     Operating Expenses. From October 28, 1999 to December 31, 1999, the Company incurred Casino expenses of $35.0 million resulting in a gaming operating profit of $631,000. Gaming operating expenses primarily consist of the minimum gaming revenue shares payments to the Louisiana Gaming Control Board under Jazz Casino's casino operating contract, labor costs, player development and entertainment costs, promotional costs, and security and surveillance related expenses. Operating profit was lower than expected due to lower than anticipated revenue levels coupled with the high fixed cost component associated with the business.

     From October 28, 1999 to December 31, 1999, the Company incurred food and beverage operating expenses of $2.9 million resulting in a food and beverage operating profit of $818,000. Food and beverage operating expenses primarily consist of labor costs and food and beverage raw materials costs. The food and beverage segment is somewhat limited by contractual restrictions imposed by the Louisiana Gaming Control Board in accordance with the terms of the Gaming Act. The Casino is prohibited from offering seated restaurant facilities with table food services for patrons. However, the Casino may offer cafeteria style food services for employees and a buffet for patrons with seating for up to 250 people. In addition, the Louisiana Gaming Control Board permits the Casino to contract with local food preparers to provide food from kiosks in specific locations on the gaming floor.

     From October 28, 1999 to December 31, 1999, the Company incurred retail, parking and other expenses of $1.2 million resulting in retail, parking and other operating profit of $619,000. Retail, parking and other operating expenses primarily consist of the cost of retail merchandise sold and expenses related to operating the Casino's two parking facilities, and providing an employee cafeteria.

     For the year ended December 31, 1999, the Company incurred general and administrative expenses of $16.0 million consisting primarily of city rental payments, salaries and wages of administrative staff, advertising expenses, entertainment costs, and legal and professional fees. From October 30, 1998 to December 31, 1998, the Company incurred general and administrative expenses of $310,000 related to franchise taxes.

     For the year ended December 31, 1999 and from October 30, 1998 to December 31, 1998, the Company incurred depreciation and amortization expenses of $5.1 million and $111,000, respectively.

     From January 1, 1999 to October 27, 1999 and from October 30, 1998 to December 31, 1998, the Company incurred pre-opening expenses of $35.2 million and $3.6 million, respectively. These expenses consisted primarily of salaries and wages, legal and professional fees, costs incurred to recruit and train employees to work in the Casino and pre-opening marketing expenses.

     Reorganization Item. During 1999, preconfirmation contingencies were reduced by $1.6 million due to a change in estimate.

     Other Income (Expenses). From October 28, 1999 to December 31, 1999, the Company incurred interest charges of $6.9 million. Prior to October 28, 1999, the Company capitalized all interest charges. From January 1, 1999 to October 27, 1999 and from October 30, 1998 to December 31, 1998, the Company capitalized interest of $21.7 million and $3.5 million, respectively.

     For the year ended December 31, 1999 and from October 30, 1998 to December 31, 1998, the Company generated interest income of $412,000 and $310,000, respectively, attributable primarily to overnight repurchase investments.

LIQUIDITY AND CAPITAL RESOURCES

     Capital resources for construction projects. From October 30, 1998 until the Casino's opening on October 28, 1999, the Company's principal capital requirements related to constructing the Casino. The Company estimates that from the date Harrah's Jazz Company filed for bankruptcy, the total cost of completing the Casino was approximately $380.6 million. This amount included, among other things, hard costs of completing construction of the Casino, costs of obtaining gaming equipment and supplies, reorganization costs related to the bankruptcy, payments to unsecured creditors and cure payments in connection with the assumption of certain contracts. Approximately $82.3 million of this amount was expended and paid prior to the consummation of the third amended plan of reorganization for hard construction costs to enclose the Casino, administrative costs related to the reorganization process and various obligations under Harrah's Jazz Company's agreements with the City of New Orleans. As of December 31, 1999, although the Casino facility was complete, all construction and pre-opening invoices had not yet been received. Based on construction contracts and purchasing documents, the remaining unbilled costs of completing the Casino are anticipated to be approximately $21.7 million, including $7.5 million in hard construction costs and $14.2 million for gaming equipment and supplies and other pre-opening costs.

     The funds necessary to complete the development and construction of the Casino (including the installation of certain gaming equipment and other furniture, fixtures and equipment) were derived from a combination of the $15 million new equity investment from Harrah's Crescent City Investment Company, the $211.5 million term loans under the Company's credit agreement, the $22.5 million under Jazz Casino's junior subordinated credit facility and the issuance of approximately $27.3 million of convertible junior subordinated debentures, all of which had been funded as of December 31, 1999. In addition, to finance the loading of the Casino's slot machines with approximately $6 million in coins, in a sale and leaseback transaction on October 20, 1999, Jazz Casino sold 1,085 of its slot machines to a subsidiary of Harrah's Entertainment. This subsidiary is leasing the slot machines back to Jazz Casino, and Jazz Casino used the proceeds from the sale to fill the slot machines with coins. Further, Jazz Casino estimates that it will borrow an amount ranging from $5 million to $8 million under the completion loan agreement with Harrah's Entertainment and Harrah's Operating Company pursuant to their completion guarantees to fund the balance of the construction and pre-opening costs.

     Working capital for operations. From October 28, 1999 to December 31, 1999, the Company has experienced operating losses before depreciation and amortization of approximately $14.1 million. A number of the contractual agreements contain provisions that allow the Company to defer payment of certain operating expenses to absorb these initial operating losses. A description of the various deferral arrangements follows.

     Jazz Casino has the option to pay the first six semi-annual payments of fixed interest on its senior subordinated notes with contingent payments in kind rather than in cash. Jazz Casino also has the option of paying the interest on its convertible junior subordinated debentures, in whole or in part, in kind rather than in cash (1) at any time on or prior to October 30, 2003, and (2) at any time thereafter if Jazz Casino does not make contingent payments with respect to its senior subordinated contingent notes on the immediately preceding interest payment date for the senior subordinated contingent notes. Under its junior subordinated credit facility with Harrah's Entertainment and Harrah's Operating Company, if Jazz Casino does not meet certain EBITDA tests for the contingent payment periods ended on September 30, 2000 and 2001, or if, subsequent to September 30, 2001, Jazz Casino pays interest in kind on its senior subordinated notes with contingent payments, interest will not be paid and will be added to the outstanding principal. In addition, the scheduled quarterly repayments under the credit agreement with the banks will be deferred for any of the first six semi-annual interest payment periods if interest on Jazz Casino's senior subordinated notes with contingent payments is paid in kind and the Manager has deferred its fees under the terms of its management agreement with Jazz Casino and its agreement to provide Jazz Casino a minimum payment guaranty. During 1999, Jazz

Casino paid the first and second interest payments on its senior subordinated notes with contingent payments and convertible junior subordinated debentures in kind rather than in cash, which amounted to $11.7 million and $2.3 million, respectively and intends to continue to pay interest in kind rather than in cash for at least the next 24 months. Jazz Casino estimates that for at least the next 24 months interest on the junior subordinated credit facility will be paid in kind and the scheduled quarterly repayments under the credit agreement with the banks as discussed above will be deferred.

     No fixed interest is payable on Jazz Casino's senior subordinated contingent notes. Contingent payments with respect to its senior subordinated notes with contingent payments and its senior subordinated contingent notes, to the extent they are due and owing, are payable on each interest payment date based on the Contingent Payment Measurement Amount, as such term is defined in the indentures governing the Notes. For the year ended December 31, 1999 and for the period from October 30, 1998 to December 31, 1998, the Contingent Payment Measurement Amount, as derived from the Company's audited financial statements, was a negative $12.0 million and $310,000, respectively. During these same periods, Jazz Casino's Consolidated EBITDA, as such term is defined in the indentures governing the Notes and as derived from the Company's audited financial statements, was a negative $12.0 million and $310,000, respectively. During these periods, no contingent payments were accrued or were paid on either the senior subordinated notes with contingent payments or the senior subordinated contingent notes.

     Additionally, in accordance with the terms of the applicable agreement, Jazz Casino is deferring the following amounts owed to Harrah's Entertainment or its subsidiaries:

     - interest payments under its junior subordinated credit facility with Harrah's Entertainment and Harrah's Operating Company;

     - credit enhancement fees payable as consideration for the guarantee that Harrah's Entertainment and Harrah's Operating Company have agreed to provide with respect to certain amounts outstanding under the Company's credit agreement;

     - fees under its minimum payment guarantee agreement with Harrah's Entertainment and Harrah's Operating Company;

     - management fees under its management agreement with the Manager;

     Also on February 29, 2000, Jazz Casino entered into a limited forbearance agreement with the Manager and Harrah's Operating Company. Under this forbearance agreement, Harrah's Operating Company and/or the Manager agreed to forebear until August 1, 2000, the payment of the following additional items owed by Jazz Casino:

     - rent and certain additional charges owed with respect to certain equipment used at the Casino that Jazz Casino leases from Harrah's Operating Company;

     - fees owed with respect to certain administrative services that Harrah's Operating Company provides Jazz Casino under an administrative services agreement; and

     - certain costs, expenses and services for which Jazz Casino is required to reimburse the Manager under its management agreement.

     As of December 31, 1999, Jazz Casino has deferred approximately $6.8 million related to the payments and fees payable to Harrah's Entertainment or its subsidiaries under the contractual agreements as well as under the forbearance agreement discussed above.

     Under the credit agreement, Jazz Casino also has up to $25 million available for working capital purposes under its revolving line of credit which has been used to partially cover operating losses. As of December 31, 1999, the outstanding balance under the revolving line of credit was $15.9 million, with outstanding letters of credit of $2.2 million. As of February 28, 2000, the outstanding balance was $22.1 million, including letters of credit, and as a result of Harrah's Entertainment making the minimum daily payment to the Louisiana

Gaming Control Board as discussed below, the outstanding balance as of March 17, 2000 was reduced to $15.0 million with outstanding letters of credit of $2.1 million.

     Under the terms of its casino operating contract, Jazz Casino must make minimum daily payments to the Louisiana Gaming Control Board of approximately $274,000 towards the minimum $100 million annual obligation. Jazz Casino did not make the payment on February 28, 2000. On February 29, 2000, the Louisiana Gaming Control Board sent notice of non-payment to Jazz Casino and a notice of drawing to Harrah's Entertainment and Harrah's Operating Company, as called for under the initial unconditional minimum payment guaranty agreement by Harrah's Entertainment and Harrah's Operating Company in favor of the State of Louisiana and the Louisiana Gaming Control Board. On February 29, 2000, Harrah's made the payment due on February 28 in the amount of $821,918 (representing three minimum daily payments due on February 28 in accordance with the contract), and began making the minimum daily payments thereafter of approximately $274,000 per day. As of March 17, Harrah's had made payments totaling $5.8 million to the Louisiana Gaming Control Board on Jazz Casino's behalf. Because Jazz Casino's drawing under the minimum payment guaranty (and any subsequent minimum payment guaranty) could constitute a default under the Company's credit agreement if Jazz Casino's reimbursement obligation to Harrah's Entertainment in connection therewith exceeds $5 million (and drawings in excess of $5 million are anticipated), the Company's lenders granted it a limited waiver of the default subject to the following conditions (which have been satisfied subject to certain conditions):

     - that Harrah's Entertainment and Harrah's Operating Company agree to renew their minimum payment guarantee for the full fiscal year beginning April 1, 2000 through March 31, 2001;

     - with respect to up to $40 million of the amount that Harrah's Entertainment and Harrah's Operating Company may pay to the Louisiana Gaming Control Board on account of Jazz Casino under the minimum payment guaranty, they will not demand repayment of, and Jazz Casino may not repay, the principal or accrued interest owed on the principal, until, at the earliest, March 31, 2001;

     - the principal amount of unreimbursed payment obligations under this agreement to Harrah's Entertainment and Harrah's Operating Company may not exceed $40 million without additional lender waivers; and

     - the waiver is terminated when Harrah's Entertainment or Harrah's Operating Company demands repayment of the principal and accrued interest on the advances under the minimum payment guaranty.

Advances by Harrah's Entertainment under the minimum payment guaranty are first priority liens on the assets of the Company and therefore rank ahead of bank debt and the senior subordinated notes. If Harrah's Entertainment and Harrah's Operating Company make advances under the minimum payment guaranty in excess of $40 million, they will have the right to demand prompt payment of this excess amount, including interest due on the excess. For a description of Harrah's Entertainment's minimum payment guarantee and certain conditions under which the minimum payment guarantee may be terminated, refer to "Factors Affecting Future Performance -- Jazz Casino May Not be Able to Renew its Minimum Payment Guarantee" and "-- The Company May Not be Able to Service its Significant Debt and Other Payment Obligations."

     Capital expenditures. Pursuant to Jazz Casino's amended and restated ground lease with the Rivergate Development Corporation and the City of New Orleans, its management agreement with the Manager and its casino operating contract, Jazz Casino established a capital replacement fund to fund the capital expenditures necessary to operate the Casino. Jazz Casino is contractually required to fund monthly payments into the capital replacement fund in an aggregate amount equal to $3 million for the first 12 months following the Casino's opening, $4 million for the second 12 months following the Casino's opening, $5 million for the third 12 months following the Casino's opening, and 2% of the gross revenues of the Casino for each fiscal year thereafter. As of December 31, 1999, Jazz Casino had deposited $500,000 into the interest-bearing capital reserve account.

     Funds provided by a combination of the sources described above, including funds provided by Harrah's Entertainment and Harrah's Operating Company under their completion guarantees and minimum payment guaranty, anticipated cash flows from operations and the ability to defer certain payment obligations as described above, are expected to be sufficient to satisfy the Company's financial obligations, including capital expenditures and working capital for operations, during the next 12 months. The Company cannot assure that additional financing, if needed, will be available to Jazz Casino, or that, if available, the financing will be on terms favorable to the Company. In addition, the Company cannot assure that Jazz Casino's estimate of its reasonably anticipated liquidity needs is accurate or that new business developments or other unforeseen events will not occur resulting in the need to raise additional funds.

     Capital resources for development activities. In addition to the gaming related entertainment offered at the Casino, the Company plans to develop additional real estate in New Orleans for entertainment uses that support the Casino. JCC Development leases the second floor of the Casino from Jazz Casino. The second floor was constructed to the point at which the shell of the structure was complete when the Casino opened in October 1999. The Casino's second floor ultimately will consist of approximately 130,000 square feet of multipurpose non-gaming entertainment space. JCC Development has expended approximately $1.4 million through December 31, 1999 towards developing a master plan for the build out and leasing of the second floor of the Casino for non-gaming uses and for construction-related work that needed to take place on the second floor of the Casino prior to opening the Casino in order to prevent disruption to the Casino's gaming operations. JCC Development has arranged to borrow up to $2 million from a subsidiary of Harrah's Entertainment to fund these items. Borrowings under this loan bear interest at 9% per year, and, at JCC Development's option, may be paid in cash or in kind. Principal and interest under this loan must be paid out of the permanent financing ultimately obtained for the completion of the second floor of the Casino. As of December 31, 1999, JCC Development has borrowed $1.2 million under this loan. Jazz Casino and JCC Development presented a preliminary master plan governing the use of the second floor of the Casino to the City of New Orleans on February 22, 2000 and is currently considering alternatives for financing of the remainder this development. Without additional financing, the Company will be unable to effect this build-out and development.

     Fulton Development owns the city block of historical buildings across the street from the Casino and its garages, which the Company plans to develop into other entertainment uses that support the Casino. At this time, the Company has not completed its plans, and no financing has been obtained, for this development.

     Canal Development owns the parcel of land across from the Casino located at 3 Canal Place, adjacent to the Canal Place Shopping Center. On February 14, 2000, Fulton Development entered into a contract to sell to Wyndham International, a hotel developer, this property for $6.5 million. Prior to the sale, it is anticipated that Canal Development, the owner of the property, will transfer the property to Fulton Development in exchange for a membership interest in Fulton Development. As a condition to this sale, Wyndham must begin construction of a 300 room hotel within two years of closing or Fulton Development will have the option to repurchase the property for $6.5 million plus interest on the purchase price equal to 7% per year. The Company is currently evaluating alternatives for the use of the proceeds generated from this sale. The sale is contingent upon obtaining certain third party approvals and Wyndham International completing its due diligence and is expected to close during the second quarter in 2000. Because the sale of the 3 Canal Place property would violate certain of the covenants in the Company's credit agreement, among the required third party approvals, the Company must obtain certain waivers and consents of the lenders under its credit agreement for Canal Development to transfer the property to Fulton Development and for Fulton Development to sell the property to Wyndham International.

INFLATION

     To date, the Company believes inflation has not had a material impact on the Company's operations.

RECENTLY ISSUED PRONOUNCEMENTS

     In 1998, the Financial Accounting Standards Board issued a new Statement of Financial Accounting Standards, or SFAS, No. 133, "Accounting for Derivative Instruments and Hedging Activities," which has been amended to be effective for fiscal years beginning after June 15, 2000. SFAS 133 requires, among other things, that derivatives be recorded on the balance sheet date at fair value. Changes in the fair value of derivatives may, depending on circumstances, be recognized in earnings or deferred as a component of stockholders' equity until a hedged transaction occurs. The Company has not completed the process of evaluating the impact that will result from adopting SFAS 133. The Company is therefore unable to disclose the impact that adopting SFAS 133 will have on its financial position and results of operations when such statement is adopted.

                      FACTORS AFFECTING FUTURE PERFORMANCE

GAMING LAWS AND REGULATIONS COULD ADVERSELY AFFECT THE COMPANY'S OPERATIONS

     Future state legislation could adversely affect the Company's operations. The Company cannot assure that the Louisiana legislature will not enact legislation that imposes obligations, restrictions or costs that could interfere with Jazz Casino's casino operations, cause Jazz Casino to violate agreements to which it is a party or otherwise materially and adversely affect the Company. Because legalized gaming is a relatively new industry in Louisiana, over the past few years the Louisiana state legislature has given a significant amount of attention to gaming related bills, many of which could impact the Casino. For example, at various times, bills have been introduced to:

     - constitutionally and/or legislatively repeal all forms of gaming (including gaming at the Casino);

     - increase taxes on casinos;

     - permit dockside riverboat gaming;

     - limit credit that may be extended by casinos;

     - mandate payout schedules for slot machines;

     - limit days and hours of casino operations; and

     - create additional restrictions on food service offered at the Casino.

     The Company cannot assure that Louisiana will not subsequently enact new legislation that modifies or revokes Jazz Casino's right to conduct gaming activities or otherwise materially and adversely affects the Company's business and operations. For example, in the spring of 1996, the Louisiana legislature passed legislation that called for a parish-by-parish referendum to decide, on an item-by-item basis, whether riverboat gaming, video poker gaming and, in Orleans Parish, a land-based casino should be permitted to operate in the parish. Although, on November 5, 1996, voters in Orleans Parish elected to permit land-based casino gaming, riverboat gaming and video poker gaming in Orleans Parish, if similar legislation is enacted in the future, it could lead to the Casino's gaming operations being suspended or permanently prohibited. In addition, the State of Louisiana could increase competition by authorizing additional riverboats or other forms of gaming or it could authorize dockside gaming or other land-based casinos in Orleans Parish or elsewhere in Louisiana. For example, in 1997, the Louisiana legislature authorized the use of slot machines at race tracks in three parishes in Louisiana (but not Orleans Parish) subject to a 15,000 square foot limitation. For a more detailed description of the risks associated with the competition that the Company faces, refer to "-- The Gaming Industry is Highly Competitive." In addition, other legislative changes, such as broadened food service restrictions, and the introduction of new legislation, could materially and adversely affect the Company's business, financial condition and results of operations. For a description of certain risks associated with legislative restrictions on the Casino's operation, refer to "-- The Casino is Subject to Limits on Providing Lodging, Food Services, Entertainment and Retail Operations That Could Impact Its Ability to Operate Profitably."

     Jazz Casino and certain of its affiliates must be found suitable under Louisiana law. Jazz Casino was not permitted to operate the Casino unless and until certain persons were found suitable by the Louisiana Gaming Control Board. These persons include (1) Jazz Casino, (2) JCC Holding, (3) Harrah's Entertainment, (4) the Manager and (5) certain members, officers and directors of these companies. In addition, additional officers and directors of Jazz Casino, JCC Holding or the Manager may be required to be found suitable. If all required suitability findings are not received on a timely basis, it could materially and adversely affect the Company's business, financial condition and results of operations. Once found suitable, entities and persons that are required to be suitable have an ongoing obligation to maintain their suitability throughout the term of Jazz Casino's casino operating contract. If these entities and persons fail to maintain their suitability, Jazz Casino or the Manager may be found unsuitable. Jazz Casino's and the Manager's suitability also may be adversely affected by persons associated with them and their respective affiliates, over whom Jazz Casino and the Manager have no control. If Jazz Casino or the Manager is found unsuitable and, as a consequence, Jazz Casino's casino operating contract is revoked, it would materially and adversely affect the Company's business, financial condition and results of operations.

     The Gaming Act, the rules and regulations promulgated thereunder, and Jazz Casino's casino operating contract also impose certain suitability requirements on the holders of the Notes, Jazz Casino's convertible junior subordinated debentures and holders of equity in Jazz Casino and its affiliates, including JCC Holding. For a description of these requirements, refer to "-- Holders of Common Stock, Notes or Convertible Junior Subordinated Debentures May be Required to Divest These Securities at Unfavorable Times or Costs."

     Jazz Casino, JCC Holding and their debt and equity holders could be the subject of regulatory enforcement actions. The Louisiana Gaming Control Board is empowered to sanction Jazz Casino, JCC Holding, the Manager, holders of debt and equity of Jazz Casino and its affiliates, including JCC Holding, and people that hold permits, licenses or that are required to be found suitable by the Louisiana Gaming Control Board for violations of the Gaming Act and the rules and regulations promulgated thereunder. If Jazz Casino, Jazz Casino's employees, JCC Holding or the Manager fails to comply with the Gaming Act, the rules and regulations promulgated thereunder or regulatory requirements in Jazz Casino's casino operating contract, including suitability requirements, it could materially and adversely affect the Company as well as holders of debt and equity of Jazz Casino and its affiliates. For example, the Company could be subject to fines, suspension of its rights granted by the casino operating contract and, under certain circumstances, revocation or termination of the casino operating contract. In addition, if any holder of Notes, Jazz Casino's convertible junior subordinated debentures or JCC Holding's class A or class B common stock is required to be suitable and fails to be suitable, the holder may be required to sell or otherwise divest such securities at substantially below-market prices.

     The Company may not be able to enforce its contractual rights against the State of Louisiana. Under its casino operating contract, Jazz Casino is entitled to bring an action to compel specific performance or any other remedy permitted or provided by law if the Louisiana Gaming Control Board breaches the contract and fails to cure the breach. In the spring of 1996, however, the Louisiana legislature enacted a bill that purports to amend the Gaming Act to provide the State of Louisiana and all of its subdivisions (including the Louisiana Gaming Control Board) with immunity from suit and liability for any action or failure to act on the part of Louisiana or any of its political subdivisions (including the Louisiana Gaming Control Board). The Company cannot assure that in the event Jazz Casino seeks to enforce its rights under the casino operating contact, that a court would allow the suit to proceed. If the Louisiana Gaming Control Board fails to comply with the casino operating contract, it could materially and adversely affect the Company's business, financial condition and results of operations. This adverse affect would be exacerbated if a court applied the immunity statute and precluded Jazz Casino from seeking recourse in a judicial forum.

     The Casino's operations could be subject to future federal legislation. In 1996, Congress enacted a law creating a federal commission to study the economic and social impact of gaming and report its findings to Congress and the President. A report was issued by the commission in June 1999. The Company is unable at this time to determine the impact of this report on future legislation that may impact the gaming industry. The Company cannot assure that the report will not result in new laws or regulations that would adversely impact the gaming industry in general and the Casino in particular.

THE POLITICAL ENVIRONMENT IN LOUISIANA COULD ADVERSELY AFFECT THE COMPANY'S ABILITY TO OPERATE THE CASINO OR DEVELOP ITS OTHER PROPERTIES

     Louisiana state and local politics have affected, and will continue to affect, the Casino's development and may affect the Casino's operation. There is considerable opposition to gaming among a segment of the population in Louisiana. The enactment and implementation of gaming legislation in Louisiana and the Casino's development have been the subject of lawsuits, claims and delays brought about by various anti-gaming and preservationist groups and competitors of the Casino. Although these lawsuits and claims have all been settled or dismissed, these lawsuits and claims, together with contract negotiations with Louisiana and New Orleans governmental entities, significantly delayed the Casino's development. Additional lawsuits and the uncertain political environment may result in further delays, all of which could materially and adversely affect the Company's business, financial condition and results of operations.

JAZZ CASINO MAY NOT BE ABLE TO RENEW ITS MINIMUM PAYMENT GUARANTY

     Jazz Casino is required to pay at least $100 million per year to the State of Louisiana under its casino operating contract and to obtain a guaranty of this $100 million payment obligation. On October 30, 1998 Harrah's Entertainment and Harrah's Operating Company agreed to post the guaranty of the $100 million payment for the first year of operation and, subject to certain conditions, on an annual basis, through March 31, 2004, but not for the entire term of the casino operating contract. Harrah's Entertainment and Harrah's Operating Company are not required to post the minimum payment guaranty under certain conditions outlined in their agreement with Jazz Casino. Although on February 29, 2000 they agreed to post their guaranty for the full year beginning April 1, 2000 through March 31, 2001, Harrah's Entertainment and Harrah's Operating Company do not have to re-post their guaranty for that year if, among other things:

     - Jazz Casino has declared bankruptcy;

     - Jazz Casino fails to pay certain guaranty fees;

     - Harrah's Entertainment or its affiliates are found unsuitable under the applicable gaming laws;

     - the Manager is removed as the manager of the Casino;

     - the casino operating contract is terminated;

     - Jazz Casino breaches certain covenants under the agreement pursuant to which Harrah's Entertainment and Harrah's Operating Company have agreed to provide the guaranty; or

     - certain circumstances occur that are generally beyond Jazz Casino's control, such as strikes, acts of God, war and certain legislative actions, that cause the Casino to temporarily close or otherwise stop operating.

In addition to the conditions described above, on an annual basis, Harrah's Entertainment and Harrah's Operating Company are not required to re-post their guaranty after April 1, 2001 and prior to March 31, 2004 if Jazz Casino fails to meet certain EBITDA targets or if Jazz Casino does not make the required $100 million minimum payment to the State of Louisiana and there is a minimum payment default under the casino operating contract. The Company does not currently anticipate meeting the EBITDA targets as of April 1, 2001.

     After March 31, 2004, Harrah's Entertainment and Harrah's Operating Company have stated that at their sole discretion, they may decide not to re-post the guaranty. In making this decision, Harrah's Entertainment and Harrah's Operating Company have stated that they will consider only their own interests and will not consider the interests of any other person, including the Company. On March 31, 2004, or at any earlier time that Harrah's Entertainment and Harrah's Operating Company fail to post the $100 million minimum payment guaranty to the State of Louisiana, Jazz Casino must find a substitute guarantor to provide a minimum payment guaranty. If Jazz Casino cannot locate a substitute guarantor on satisfactory terms, it would materially and adversely affect the Company because the casino operating contract would terminate

(with no cure period) and the Casino would have to close. Currently Harrah's Entertainment and Harrah's Operating Company are making payments pursuant to their minimum payment guaranty.

THE CASINO MAY NEVER BE PROFITABLE

     The Company cannot predict the number of visitors to the Casino, their propensity to wager or the success of land based gaming in New Orleans, a market that has never supported significant land based gaming operations. For example, Harrah's Jazz Company projected that revenues for the 12 months that the Basin Street Casino was scheduled to operate would be approximately $395 million, or an average of approximately $33 million per month. The actual results of the Basin Street Casino, however, proved to be significantly less than Harrah's Jazz Company's projections for the Basin Street Casino. Gross revenues for the Basin Street Casino's six full months of operations averaged approximately $13 million per month and, for those six months, the Basin Street Casino had significant negative operating cash flows, and net losses in every month, averaging approximately $13.5 million per month. In addition, Jazz Casino has a limited operating history. Further, the Casino cannot have associated hotel or full-service food operations. Neither JCC Holding's board of directors nor certain of the Manager's officers have experience operating a land-based casino of the Casino's size without associated hotel and full-service food operations. As a result, Jazz Casino may never be able to operate the Casino in a profitable manner or generate positive net earnings. The Company expects that it will sustain substantial net losses in the first two years of the Casino's operations. For the year ended December 31, 1999, the Company incurred losses of $59.1 million, which were greater than anticipated due primarily to the Casino's lower than projected revenues. For a description of certain other factors that could affect the Casino's profitability, refer to "-- The Company May Not be Able to Service its Significant Debt and Other Payment Obligations," "-- The Company Does Not Have Sufficient Working Capital to Fund the Casino's Operations," "-- The Casino is Subject to Limits on Providing Lodging, Food Services, Entertainment and Retail Operations That Could Impact Its Ability to Operate Profitably," and "-- The Gaming Industry is Highly Competitive."

THE COMPANY MAY NOT BE ABLE TO SERVICE ITS SIGNIFICANT DEBT AND OTHER PAYMENT OBLIGATIONS

     The Company incurred significant debt in connection with the transactions consummated pursuant to the third amended plan of reorganization and, as a result, has significant debt service obligations. As of December 31, 1999, the Company's total long-term indebtedness was approximately $464.0 million and its debt to equity ratio was 10.2 to 1.0. The Company's total long-term indebtedness may also increase if:

     - fixed interest on Jazz Casino's senior subordinated notes with contingent payments is not paid in cash but is paid with additional notes;

     - interest on Jazz Casino's convertible junior subordinated debentures is not paid in cash but is paid with additional debentures;

     - Harrah's Entertainment and Harrah's Operating Company are required to continue to make payments under their completion guarantees or minimum payment guaranty, for which the Company is obligated to reimburse Harrah's Entertainment and Harrah's Operating Company; or

     - the Company obtains financing to fund the build-out of the non-gaming tenant improvements on the second floor of the Casino or the development of its property located on Fulton and Poydras Streets.

     Jazz Casino also has payment obligations to the Rivergate Development Corporation and the Louisiana Gaming Control Board. Under its casino operating contract, each year Jazz Casino must pay the Louisiana Gaming Control Board at least $100 million. In addition, under Jazz Casino's amended and restated ground lease with the Rivergate Development Corporation and the City of New Orleans, each year Jazz Casino must pay the Rivergate Development Corporation (1) at least $12.5 million plus (2) up to $3.25 million of other general annual payments plus (3) certain one-time payments during the first two years after the Casino opens. Jazz Casino also must make significant payments into a marketing fund and a capital replacement fund for refurbishing the Casino.

     Jazz Casino's substantial indebtedness and significant payment obligations could materially and adversely affect the Company's business, financial condition and results of operations. Its indebtedness and payment obligations could:

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

     - place the Company at a competitive disadvantage compared to competitors that have less debt; and

     - result in an event of default under one or more of the Company's agreements that could materially and adversely affect the Company's business, financial condition and results of operations; and/or

     - lead to restrictions and defaults under Jazz Casino's casino operating contract including defaults under certain financial stability requirements, which could lead to closing the Casino, termination of the casino operating contract and/or appointing a conservator.

     The Casino has not achieved the level of gaming activity and operating cash flow necessary to satisfy certain of its obligations described above. For example, to ensure that the Company has sufficient liquidity to satisfy its operating expenses, on February 28, 2000, Jazz Casino stopped making the required daily payment to the Louisiana Gaming Control Board due under the casino operating contract and on February 29, 2000, Harrah's Entertainment and Harrah's Operating Company began paying under their minimum payment guaranty Jazz Casino's required daily payment to the Louisiana Gaming Control Board due under the casino operating contract. Also on February 29, 2000, Jazz Casino entered into a limited forbearance agreement with the Manager and Harrah's Operating Company that entitles Jazz Casino to defer until August 1, 2000 certain payments that it is otherwise required to pay Harrah's Operating Company and/or the Manager. In addition, Jazz Casino estimates that it will borrow an amount ranging from $5 million to $8 million under the completion loan agreement with Harrah's Entertainment and Harrah's Operating Company pursuant to their completion guarantees to fund certain outstanding Casino construction and pre-opening costs.

     The Casino may not achieve the level of gaming activity and operating cash flow necessary to satisfy its financial obligations. In addition, the Company's future operating results are subject to significant business, economic, regulatory, political and competitive uncertainties and contingencies, many of which are outside the Company's control. If the Company's operating cash flow continues to remain insufficient to cover its expenses, including its obligations to make payments on indebtedness (such as principal and interest), the minimum $100 million payment to the Louisiana Gaming Control Board and the other payments described above, as well as the expenses incident to operating its business, the Company may be forced to reduce or delay planned capital expenditures, sell assets, restructure debt or issue additional equity to meet principal repayment and other obligations in later years. The Company cannot assure that any of these remedies would be satisfactory or could be effected on satisfactory terms, or at all, because of, among other things, the special purpose nature of the Casino and the significant government regulation to which the Company is subject. Alternative financings could further impair the Casino's competitive position and reduce its cash flow. Moreover, if Harrah's Entertainment and Harrah's Operating Company are required to pay more than $40 million of Jazz Casino's required daily payments to the Louisiana Gaming Control Board, it may result in an event of default under the Company's credit agreement. The occurrence of an event of default under the credit agreement would materially and adversely affect the Company's business, financial condition and results of operations.

THE COMPANY DOES NOT HAVE SUFFICIENT WORKING CAPITAL TO FUND THE CASINO'S OPERATIONS

     The Company's working capital is not sufficient to fund the Casino's operations. The Company cannot assure that, without the funding of the daily payments due to the Louisiana Gaming Control Board under the minimum payment guaranty, its sources of working capital will be sufficient for Jazz Casino to operate the Casino. Jazz Casino's sources of working capital are limited to availability under its revolving line of credit under the Company's credit agreement and any cash flow from its operations in excess of its fixed charges and other payment obligations. However, the Company's credit agreement requires a portion, or in some instances all, of the cash flow of the Company from operations in excess of fixed charges and other payment obligations to be used to repay the loans outstanding under the credit agreement. If these sources of working capital are not sufficient, Jazz Casino may not be able to obtain new sources of working capital on satisfactory terms, or at all. The Company's inability to obtain sufficient working capital would materially and adversely affect the Company's business, financial condition and results of operations.

     In addition, prior to each borrowing under the Company's credit agreement, certain conditions must be satisfied, including that (1) there exists no default with respect to payments, or due to bankruptcy or insolvency events, under the completion guarantees from Harrah's Entertainment and Harrah's Operating Company, the credit agreement or the guaranty by Harrah's Entertainment and Harrah's Operating Company of up to $166.5 million of loans and/or stated amounts of credit under the Company's credit agreement and (2) all representations under such loan guaranty remain true and correct in all material respects. If the Company cannot satisfy these conditions, Jazz Casino will not be able to borrow funds under the credit agreement and will thus be deprived of its source of working capital financing. The Company cannot assure that these conditions can be satisfied during the duration of the credit agreement. If Jazz Casino is unable to obtain funds under the credit agreement, it would materially and adversely affect the Company's business, financial condition and results of operations.

THE CASINO IS SUBJECT TO LIMITS ON PROVIDING LODGING, FOOD SERVICES, ENTERTAINMENT AND RETAIL OPERATIONS THAT COULD IMPACT ITS ABILITY TO OPERATE PROFITABLY

     The Gaming Act and the rules and regulations promulgated thereunder prohibit the Company from engaging in certain activities, including the following:

     - giving away or subsidizing food within the Casino;

     - offering direct table food services or food services with seating in excess of 250 people;

     - contracting with local restaurant owners to provide food at designated areas within the Casino, except under certain circumstances;

     - offering lodging within the Casino;

     - engaging in any practice or entering into any business relationships to give any hotel, whether or not affiliated with Jazz Casino, any advantage or preference not available to any similarly situated hotels; and

     - selling products in the Casino that are not directly related to gaming.

     Also, under Jazz Casino's casino operating contract and the Gaming Act's rules and regulations, the provisions described above relating to food, lodging and retail activities apply to the Company's operations on the second floor of the Casino. Under the terms of the second floor sublease, currently the Company is also prohibited from offering facilities on the second floor of the Casino, the principal business purpose of which is a restaurant.

     Neither Jazz Casino, the Manager nor Harrah's Entertainment has operated a land-based casino of the size of the Casino without associated hotel and full-service food operations. Unlike the Casino, the majority of the Casino's competitors operate without restrictions on lodging, food services and entertainment. This is a significant competitive disadvantage for the Company. The Company cannot assure that Jazz Casino and the Manager will be able to operate and manage the Casino on a profitable basis without such amenities.

THE GAMING INDUSTRY IS HIGHLY COMPETITIVE

     The gaming industry is highly competitive and contains companies that in many instances have greater resources than the Company. The Company believes that the Casino's principal competitors are gaming facilities located on the Mississippi Gulf Coast and the riverboats located in Orleans Parish and in the New Orleans metropolitan area. To a lesser degree, the Casino also competes with established and proposed casino hotel operations in Las Vegas, Nevada and Atlantic City, New Jersey as well as riverboats in other areas in Louisiana and with casinos operated by Native American tribes in the central portion of Louisiana. The Casino also competes locally with other forms of legal wagering including off-track betting parlors, charitable gaming, a state lottery and video draw poker devices operated at certain locations. Some of the Casino's competitors have longer operating histories, greater name recognition, and substantially greater resources than the Company. As a result, their financial strength could prevent the Casino from capturing gaming customers. Further, the Casino operates under significant restrictions on its ability to provide lodging, food services and entertainment imposed by the Gaming Act and the rules and regulations promulgated thereunder. The ability of the Casino's competitors to provide these services without restriction is a significant competitive disadvantage for the Company.

     Riverboat gaming operations in Louisiana are regulated by the Riverboat Act, which does not impose restrictions on food services and entertainment. Although the Riverboat Act only permits dockside gaming at the facilities located in the Shreveport area, the Riverboat Act has been administered to allow riverboats in other areas to conduct gaming while the riverboats are not cruising under certain circumstances. Riverboats that remain moored under these circumstances are permitted to allow customers' unlimited entry and exit, thereby increasing competition to the Casino by limiting its allure as the only land-based casino in New Orleans. Competition to the Casino on a local and regional sale would increase if the Riverboat Act is amended to permit increased or unlimited dockside gaming or to increase the number of permitted riverboats. Additional regional competition also may be generated from land-based or dockside casino facilities that may open in states that do not currently allow casino gaming activities, including Alabama and Texas. Bills seeking to legalize gaming in these states have been introduced in the past. Although these bills were not enacted, similar bills may be introduced and passed in future legislative sessions. The Company cannot guarantee that the Casino will be able to successfully compete with the significant level of existing or new competition. If the Company fails to adapt to emerging demands in the gaming industry or to compete successfully with existing or new competitors, it could materially and adversely affect the Company's business, financial condition and results of operations.

JAZZ CASINO MAY HAVE NO RECOURSE IF ADDITIONAL LAND-BASED CASINOS OR DOCKSIDE RIVERBOAT GAMING IS PERMITTED

     The Gaming Act presently restricts land-based casino gaming in Orleans Parish to where the Casino is presently located, at the foot of Canal and Poydras Streets on the site of New Orleans' former Rivergate Convention Center. However, the Company cannot assure that the State of Louisiana will not enact future legislation that would permit competing land-based casinos at other sites or in parishes other than Orleans Parish, including other parishes in the New Orleans metropolitan area. If an additional land-based casino gaming establishment is authorized to operate in Orleans Parish, Jazz Casino would not have to pay the Louisiana Gaming Control Board the compensation required under the provisions of its casino operating contract, although this obligation may resume pursuant to the terms of the casino operating contract. Additional land-based casino operations could materially and adversely affect the Casino's operations by increasing the amount of competition it faces.

     Additional dockside riverboat gaming could adversely affect the Casino's ability to attract gaming patrons, without relieving Jazz Casino of its obligation to pay the Louisiana Gaming Control Board the compensation required under its casino operating contract. However, because Louisiana laws requiring riverboats to sail in accordance with safety conditions and within their schedules are frequently unenforced, riverboats may be able to conduct gaming operations while at dockside in violation of these laws. Under the casino operating contract, if the State of Louisiana or the Louisiana Gaming Control Board permits any riverboat to conduct dockside gaming in material violation of the Riverboat Act or the Gaming Act after receiving notice of the violation from Jazz Casino and having an opportunity to cure the violation, Jazz Casino will be entitled to sue the Louisiana Gaming Control Board and/or the State of Louisiana to seek to compel them to perform under the casino operating contract. Jazz Casino will also be entitled to seek the judicial remedy of mandamus against the Louisiana Gaming Control Board or any other appropriate governmental authority, which, if granted, would compel the Louisiana Gaming Control Board or other governmental authority not to permit these violations to occur. However, Jazz Casino's obligation to pay specified percentages of the Casino's gross gaming revenue to the Louisiana Gaming Control Board under its casino operating contract will continue during the pendency of any such judicial action through final non-appealable judgment. Thereafter, even if the court finds that the Louisiana Gaming Control Board permitted a riverboat to conduct dockside gaming, Jazz Casino will not be relieved of its obligation to pay the Louisiana Gaming Control Board portions of the Casino's gross gaming revenue. In addition, an exception to the exclusivity provisions of the casino operating contract permits an amendment to the Gaming Act to allow one riverboat to conduct dockside gaming on Lake Pontchartain in Orleans Parish. If such an amendment is adopted but the Louisiana Gaming Control Board does not enforce the limitations under which the riverboat is required to operate, Jazz Casino may seek relief by way of specific performance and/or mandamus. However, it will not be relieved of its obligation under the casino operating contract to pay the Louisiana Gaming Control Board portions of the Casino's gross gaming revenue.

     In addition, a state law enacted in 1996 purports to, among other things, retroactively amend the Gaming Act to provide that conducting gaming operations on riverboats while the riverboat is on a designated waterway and temporarily at dockside does not constitute the authorization of additional land-based casino gaming operations. As a result, it will not relieve Jazz Casino of its obligation to pay compensation to the Louisiana Gaming Control Board in accordance with the casino operating contract. The 1996 state law also provides that governmental inaction that results in another land-based casino being operated in Orleans Parish will not relieve Jazz Casino of its obligation to pay this compensation. In addition, the 1996 state law purports to provide that, in the event of litigation between Jazz Casino and the State of Louisiana or any of its political subdivisions (including the Louisiana Gaming Control Board), Jazz Casino must continue to make all payments to the State of Louisiana and any of its political subdivisions (including the Louisiana Gaming Control Board) as required by law and the casino operating contract during the pendency of this litigation. Although the subject of this litigation could be related to a matter that limits Jazz Casino's ability to make its required payments, any failure by Jazz Casino to make the required payments, either directly or through its minimum payment guarantors, will render Jazz Casino unsuitable, and thus unable to operate the Casino.

     As a result of these factors, dockside riverboat gaming operations in Orleans Parish may compete against the Casino without relieving Jazz Casino of its obligation to remit to the Louisiana Gaming Control Board the compensation required under the casino operating contract. This could materially and adversely affect the Company's business, financial condition and results of operations.

A DEFAULT UNDER ONE OF THE AGREEMENTS TO WHICH THE COMPANY IS A PARTY MAY CAUSE DEFAULTS UNDER OTHER AGREEMENTS TO WHICH THE COMPANY IS A PARTY

     Certain events of default under Jazz Casino's casino operating contract, amended and restated ground lease with the Rivergate Development Corporation and the City of New Orleans, management agreement with the Manager, indentures governing the Notes or credit agreement could result in an event of default under another of such agreements. For example, a default under the management agreement results in defaults under the casino operating contract and the amended and restated ground lease. Also, a default under Jazz Casino's amended general development agreement with the Rivergate Development Corporation and the City of New Orleans or the revocation or termination of the casino operating contract results in a cross default under the amended and restated ground lease. The occurrence of an event of default under any of these agreements and the effect of any resulting default under another agreement of the Company would materially and adversely affect the Company's business, financial condition and results of operations.

THE COMPANY'S OPERATIONS DEPEND ON GAMING OPERATIONS IN A SINGLE MARKET

     The Company does not have and does not presently anticipate having operations other than the Casino and operations that support the Casino. Therefore, the Company depends solely upon visitors to New Orleans and New Orleans area residents for its revenue. As a result, any of the following occurrences could negatively impact the Casino's operations, which could materially and adversely affect the Company's business, financial condition and results of operations:

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

THE COMPANY MAY NOT BE ABLE TO DEVELOP CERTAIN OF ITS PROPERTIES

     The Company cannot complete its anticipated build-out of the non-gaming tenant improvements on the second floor of the Casino until, among other things, the master plan governing the use of the second floor is approved, tenant leases are obtained, the necessary financing is secured and certain zoning ordinance waivers are obtained. In addition, the Company will be unable to develop the property located on Fulton and Poydras Streets for entertainment uses that support the Casino until, among other things, it obtains the necessary financing. The Company has not made any plans for the development of this property. The Company cannot assure that it will be able to obtain the necessary financing and satisfy the other conditions to developing the non-gaming tenant improvements on the second floor of the Casino, or the property located on Fulton and Poydras Streets. The failure to develop these properties could materially and adversely affect the Company's business, financial condition and results of operations.

THE COMPANY IS A PARTY TO AGREEMENTS THAT RESTRICT ITS ABILITY TO OPERATE AND OBTAIN ADDITIONAL FINANCING

     Jazz Casino's amended and restated ground lease with the Rivergate Development Corporation and the City of New Orleans and its casino operating contract limit the amount of secured indebtedness Jazz Casino may incur and the lenders who may provide secured financing to Jazz Casino. These restrictions could limit Jazz Casino's ability to effect future financings or otherwise restrict Jazz Casino's activities. The Company's operating and financing options are also subject to covenants contained in the indentures governing the Notes, its credit agreement, related collateral documents, and agreements with the Louisiana Gaming Control Board and the Rivergate Development Corporation. These covenants include, among others, limitations on:

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

THE COMPANY MAY LOSE SUBSTANTIAL TAX BENEFITS DUE TO THE TAX TREATMENT OF THE NOTES AND THE CONVERTIBLE JUNIOR SUBORDINATED DEBENTURES

     The Company treats Jazz Casino's Notes and convertible junior subordinated debentures as debt for federal income tax purposes. However, the Internal Revenue Service may assert that because all payments on Jazz Casino's senior subordinated contingent notes (and certain payments on Jazz Casino's senior subordinated notes with contingent payments) are contingent upon future positive cash flows being generated by Jazz Casino, the senior subordinated contingent notes (or, possibly, both series of Notes) should be classified as equity, rather than debt, for federal income tax purposes. In addition, the Internal Revenue Service may assert that Jazz Casino's convertible junior subordinated debentures should be classified as equity because of the debentures' conversion, redemption and other features. Moreover, even if the convertible junior subordinated debentures are treated as debt for federal income tax purposes, amendments made to the Internal Revenue Code of 1986, as amended, in 1997 may prohibit JCC Holding from deducting interest payments due to the debentures' conversion and redemption features. It is unclear whether the debentures will qualify for a transition rule or "grandfather" exception to these amendments. The Company cannot assure that the Internal Revenue Service will not challenge the characterization of the Notes or the convertible junior subordinated debentures as debt or that a court would not sustain such a challenge. JCC Holding would lose substantial interest deductions and other tax benefits if the Internal Revenue Service recharacterizes any of these instrument as equity for federal income tax purposes, or if it prohibits JCC Holding from deducting interest paid on the convertible junior subordinated debentures due to the amendments to the Internal Revenue Code of 1986, as amended. The loss of such deductions and other tax benefits could materially and adversely affect the Company's business, financial condition and results of operations.

THE COMPANY MAY NOT BE ABLE TO SATISFY CERTAIN OF ITS OBLIGATIONS IF THE CASINO IS SUBJECT TO ADDITIONAL TAXES

     Gaming companies are typically subject to significant taxes and fees that may be increased at any time. Periodically, federal and state legislatures have also considered imposing federal and additional state taxes on all gaming establishments. Any material increase in taxes, or the imposition of any additional taxes or fees on Jazz Casino, could materially and adversely affect the Company's business, financial condition and results of operations. For example, if additional taxes are imposed on wagers made at the Casino, Jazz Casino may be unable to make required payments on its indebtedness.

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

     The New Orleans City Attorney has opined that this amusement tax may not legally be levied on gaming revenues derived from the Casino because these revenues do not constitute taxable "admission charges." However, as applied to riverboat gaming, the New Orleans City Attorney has opined that riverboat cruises are "excursions" subject to the amusement tax and that admission charges include all activities within the riverboat, including money spent on wagers. Because opinions of the New Orleans City Attorney are not binding on the City of New Orleans or any other person, the Company cannot assure that the City of New Orleans will not attempt to subject the Casino's operations to this amusement tax. If this tax is levied, the Company cannot predict whether it would be levied on wagers, gaming revenues or some other measure. Jazz Casino's amended and restated ground lease with the Rivergate Development Corporation and the City of New Orleans provides that in the event the amusement tax is applicable to Jazz Casino's receipts (other than from special events), Jazz Casino is entitled to set off the amount of the amusement tax collected and remitted (other than with respect to special events) against certain payments required to be made by Jazz Casino under the amended and restated ground lease. However, the Company cannot assure that the amount of the tax would not exceed the amount of the payments that Jazz Casino is required to make under the amended and restated ground lease that it may offset the tax against.

HOLDERS OF COMMON STOCK, NOTES OR CONVERTIBLE JUNIOR SUBORDINATED DEBENTURES MAY BE REQUIRED TO DIVEST THESE SECURITIES AT UNFAVORABLE TIMES OR COSTS

     If a holder of Common Stock, Notes or Jazz Casino's convertible junior subordinated debentures is required to be found suitable and fails to be so found, the holder may be required to obtain certain qualifications or approvals from the Louisiana Gaming Control Board to continue to hold these securities. Failure to obtain these qualifications or approvals may subject the holder to certain requirements, limitations or prohibitions. For example, the holder may be required to liquidate or otherwise divest these securities at a time or at a cost that is otherwise unfavorable for the holder. If the holder does not divest, JCC Holding will have the right to redeem the Common Stock and Jazz Casino will have the right to redeem its Notes and convertible junior subordinated debentures, and, prior to such redemption, the holder will forfeit all benefits of ownership. In the future, the Gaming Act may be interpreted, additional rules and regulations may be implemented, or new legislation may be enacted to (1) prohibit or impose additional restrictions on certain persons from holding securities of JCC Holding or Jazz Casino, including the Common Stock, the Notes and the convertible junior subordinated debentures, or (2) require that certain persons sell or surrender these securities at a time or at a cost that is unfavorable for them. In addition, JCC Holding's Certificate of Incorporation provides that class A common stock may, under certain circumstances, be redeemed by JCC Holding if JCC Holding, or certain of its affiliates, believes redemption is required to prevent the loss or impairment of a material gaming license of Jazz Casino or such an affiliate. If JCC Holding does not have sufficient funds to redeem class A common stock under these circumstances, it could materially and adversely affect the Company's business, financial condition and results of operations.

THE HOLDERS OF CLASS A COMMON STOCK HAVE LIMITED CORPORATE CONTROL

     The ability of holders of class A common stock to influence the day-to-day operations of the Company may be limited due to a number of factors. For example, prior to the Transition Date, the Class B directors, as members of the Gaming Committee of JCC Holding's board of directors, generally supervise the day-to-day activities of the Company, with the exception of certain significant transactions. Harrah's Entertainment currently beneficially owns 96.6% of the issued and outstanding class B common stock and, prior to the Transition Date, Harrah's Entertainment has agreed to own at least 51% of the outstanding shares of class B common stock. Consequently, Harrah's Entertainment is able to elect all of the directors who will exercise day-to-day control over the Company. Also, upon and after the Transition Date, if Harrah's Crescent City Investment Company exercises its warrant to purchase unclassified common stock in its entirety, Harrah's Entertainment and its subsidiaries could own up to 50.0% of the then outstanding shares of unclassified common stock, subject to certain adjustments. In addition, Jazz Casino has engaged the Manager, an indirect wholly-owned subsidiary of Harrah's Entertainment, to manage the operations of the Casino. As a result of Harrah's Entertainment's ability to elect the Class B directors and the Company's engagement of the Manager to operate the Casino, the ability of the holders of class A common stock to influence the day-to-day operations of the Company is limited.

JCC HOLDING HAS ADOPTED MEASURES, AND IS SUBJECT TO PROVISIONS, THAT HAVE ANTI-TAKEOVER EFFECTS AND COULD LIMIT THE PRICE OF JCC HOLDING'S COMMON STOCK

     JCC Holding's Certificate of Incorporation and Bylaws, certain provisions of the Gaming Act and the rules and regulations promulgated thereunder and certain agreements to which the Company is a party include a number of provisions that may (1) make it more difficult for a third party to acquire JCC Holding, (2) discourage acquisition bids for JCC Holding, (3) discourage changes in JCC Holding's management and

(4) limit the price that investors are willing to pay for shares of Common Stock. Certain of these provisions are described below.

     JCC Holding's Certificate of Incorporation and Bylaws contain provisions that have anti-takeover effects. Prior to the Transition Date, anti-takeover provisions in JCC Holding's Certificate of Incorporation and Bylaws include:

     - classification of the Common Stock into class A common stock and class B common stock, together with limitations on the entities that are permitted to hold shares of class B common stock and the requirement that the Harrah's Entities own not less that 51% of the class B common stock;

     - classification of the board of directors where Class A directors may be elected only by holders of class A common stock and Class B directors may be elected only by holders of class B common stock;

     - a staggered board of directors;

     - requirements for majority approval by the Class A directors and the Class B directors of certain significant transactions set forth in JCC Holding's Certificate of Incorporation;

     - the increase of the number of Class B directors upon certain change of control events set forth in JCC Holding's Certificate of Incorporation;

     - the requirement that any amendment to JCC Holding's Certificate of Incorporation or Bylaws that affects the rights of holders of the (1) class A common stock or Class A directors or (2) class B common stock or Class B directors, be approved by the affirmative vote of the holders of a majority of the affected class A or class B common stock; and

     - the right of the Harrah's Entities to acquire and hold shares of class A common stock upon certain change of control events set forth in JCC Holding's Certificate of Incorporation.

After the Transition Date, these provisions will include:

     - a staggered board of directors; and

     - a requirement that the affirmative vote of 75% or more of the issued and outstanding shares of unclassified common stock be obtained to approve an amendment to JCC Holding's Certificate of Incorporation or an amendment to the Bylaws.

     Certain provisions of the Gaming Act and the rules and regulations promulgated thereunder have anti-takeover effects. The Gaming Act and the rules and regulations promulgated thereunder require that officers, directors and certain persons holding an equity interest in JCC Holding be found suitable under the Gaming Act and the rules and regulations promulgated thereunder. The Gaming Act also prohibits, without prior approval of the Louisiana Gaming Control Board, (1) certain contractual transfers leading to a change of control of JCC Holding and (2) the sale, transfer, assignment, pledge, alienation, disposition, public offering or acquisition of securities that results in one person owning 5% or more of the total outstanding equity securities issued by Jazz Casino.

     Agreements entered into in connection with the third amended plan of reorganization contain provisions that have anti-takeover effects. Harrah's Crescent City Investment Company's right upon and after the Transition Date to purchase up to 50.0% of the then outstanding shares of unclassified common stock under its warrant could make it more difficult for a third party to acquire control of JCC Holding. Certain of the agreements entered into in connection with the third amended plan of reorganization, such as the indentures governing the Notes and Jazz Casino's convertible junior subordinated debentures, also contain provisions restricting the ability of the Company to enter into certain change of control transactions. These anti-takeover provisions may discourage or make more difficult the acquisition of control of JCC Holding by means of a tender offer, open-market purchase, proxy fight or otherwise, even if such a change of control would be favorable to the interests of the stockholders of JCC Holding.

THE MANAGER AND CERTAIN DIRECTORS OF JCC HOLDING HAVE CONFLICTS OF INTERESTS REGARDING THE CASINO

     Harrah's Entertainment owns or controls (indirectly through one or more subsidiaries or affiliates) dockside casinos in Vicksburg and Tunica, Mississippi, Shreveport, Louisiana and two riverboat casinos in Lake Charles, Louisiana. These casinos, together with other casinos that Harrah's Entertainment (or one or more of its subsidiaries or affiliates) may develop, compete with the Casino at a regional level. Harrah's Entertainment also owns or controls (indirectly through one or more subsidiaries or affiliates), casinos in the five major Nevada and New Jersey gaming markets, which casinos compete with the Casino on a national basis. Currently, the Chairman of JCC Holding's board of directors, Mr. Colin V. Reed, is also a member of Harrah's Entertainment three-executive office of the President, the Executive Vice President and Chief Financial Officer of Harrah's Entertainment and Senior Vice President of the Manager. Mr. Reed is expected to continue to serve as a Class B director while also serving in these capacities with Harrah's Entertainment and the Manager. In addition, Mr. Philip G. Satre, the Chairman of the Board, President and Chief Executive Officer of Harrah's Entertainment, and Eddie N. Williams, a director of Harrah's Entertainment, are Class B directors. Under Jazz Casino's management agreement with the Manager, the Manager, a wholly-owned subsidiary of Harrah's Entertainment, is exclusively responsible for supervising and managing the Casino. As a result of Harrah's Entertainment's ownership of competing casinos, together with its ownership of the Manager and the positions held by Messrs. Reed, Satre and Williams as both Class B directors and officers or directors of Harrah's Entertainment and/or the Manager, a conflict of interest may exist because they have access to the Company's information and business opportunities, any or all of which could be useful to one or more of Harrah's Entertainment's competing casinos. The indentures governing Jazz Casino's Notes, its credit agreement and its management agreement with the Manager each impose restrictions on the Company's ability to enter into transactions with affiliates, including Harrah's Entertainment. In addition, JCC Holding's board of directors has implemented procedures that require transactions with affiliates to be approved by disinterested directors. The Company cannot assure, however, that the restrictions in such agreements or these procedures will successfully resolve conflicts of interest confronting, or which may confront, the Company.

SHARES OF JCC HOLDING'S CLASS A AND CLASS B COMMON STOCK ARE CURRENTLY ELIGIBLE FOR FUTURE SALE AND CERTAIN HOLDERS OF THE COMPANY'S SECURITIES HAVE REGISTRATION RIGHTS

     Sales of, or offers to sell, a substantial number of shares of class A common stock, or the perception by investors, investment professionals or securities analysts of the possibility of such sales, could adversely affect the market for, and prevailing prices of, JCC Holding's class A common stock. These sales or the prospects of these sales could also impair JCC Holding's ability to raise needed funds in the capital markets at favorable times and prices. As of March 23, 2000, JCC Holding had a total of 5,638,314 shares of class A common stock outstanding, most of which are freely tradable without restriction under the Securities Act of 1933. The remaining 4,452,623 shares outstanding are shares of class B common stock, 4,302,623 of which are beneficially owned by Harrah's Entertainment. Shares of the class B common stock automatically convert into shares of class A common stock if they are transferred to entities other than direct or indirect wholly-owned subsidiaries of Harrah's Entertainment or certain entities specifically set forth in JCC Holding's Certificate of Incorporation, which generally include Bank One and the former partners of Harrah's Jazz Company, their affiliates and shareholders.

     JCC Holding's board of directors has adopted a 1998 Long-Term Incentive Plan and a 1999 Non-Employee Director Stock Option Plan pursuant to which JCC Holding has issued, (1) options to purchase an aggregate of 225,973 shares of class A common stock at exercise prices ranging from $3.50 to $7.56 per share and (2) an aggregate of 24,664 shares of restricted class A common stock. JCC Holding has reserved an aggregate of 649,363 additional shares of class A common stock that it may issue in the future under these plans upon the exercise of options granted under these plans or otherwise pursuant to these plans. JCC Holding has filed a registration statement under the Securities Act of 1933 covering its issuance of shares upon the exercise of any options granted under these plans or otherwise pursuant to these plans. All of these shares will be freely tradeable in the public market, except for shares held by affiliates of JCC Holding, which will be eligible for public sale at various times pursuant to Rule 144 of the Securities and Exchange Commission.

     Beginning two years after the Casino opens, Harrah's Crescent City Investment Company may require JCC Holding to register for public resale under the Securities Act of 1933 all shares of class B common stock, or, upon and after the Transition Date, unclassified common stock, held by it, Harrah's Entertainment and Harrah's Entertainment's subsidiaries. Certain holders of Jazz Casino's convertible junior subordinated debentures also have demand registration rights for approximately 1.2 million shares of class A common stock or, after the Transition Date, unclassified common stock, issuable by JCC Holding after October 1, 2002 upon conversion of the convertible junior subordinated debentures at a conversion price of $25.00 per share, subject to dilution and other appropriate adjustments. The demand registration rights permit the holders of these securities to require JCC Holding to register the resale of this class A or unclassified common stock under the Securities Act of 1933.

THE COMPANY'S REORGANIZATION VALUE MAY NOT BE AS EXPECTED BECAUSE IT WAS CALCULATED BASED ON ESTIMATES OF FUTURE PERFORMANCE

     The Company's consolidated financial statements have been prepared in accordance with the requirements of AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). SOP 90-7 requires a determination of the Company's reorganization value, which is the estimated fair value of the reorganized entity as a going concern at the time it emerges from bankruptcy. The Company's estimate of its reorganization value was based on a number of assumptions, including the assumptions upon which the Company's estimates of future operating results are based. The valuation assumes that the Company will achieve the estimates of future operating results in all material respects. If these results are not achieved, the resulting values could be materially different.

THE COMPANY MAY NOT BE ABLE TO ACCURATELY PREDICT ITS FUTURE FINANCIAL POSITION

     The Casino did not open to the public until October 28, 1999 and from October 30, 1998 until October 27, 1999, the Company's operations related primarily to completing the construction and preparing for the opening of the Casino. Prior to October 30, 1998, the Company did not conduct any operations, generate any revenues or issue any capital stock. Because Jazz Casino succeeded to all of the assets of Harrah's Jazz Company, except the property located at 3 Canal Place, which vested in Canal Development, and the property located on Fulton and Poydras Streets, which vested in Fulton Development, Harrah's Jazz Company's historical financial statements are included in this report. The historical financial statements of Harrah's Jazz Company, however, do not purport to represent what the Company's financial position or results of operations would have been if the third amended plan of reorganization had been consummated as of the dates indicated, or at the beginning of the period indicated, in Harrah's Jazz Company's historical financial statements. In addition, the historical financial statements of Harrah's Jazz Company do not purport to project the financial position or results of operations of the Company for any future date or period. Due to a number of factors, including the application of "fresh start" reporting on October 30, 1998, the Company expects that its future financial position and results of operations will be materially different from Harrah's Jazz Company's financial position and results of operations. The Company cannot assure, however, that its future financial position and results of operations will be materially different from Harrah's Jazz Company's historical financial position and results of operations.

THE COMPANY MAY NOT BE ABLE TO COMPLY WITH MINORITY HIRING REQUIREMENTS AND COULD BE LIABLE FOR DAMAGE AWARDS FROM POTENTIAL LAWSUITS RELATED TO THESE REQUIREMENTS

     Under the Gaming Act, Jazz Casino is required, as nearly as practicable, to employ minorities in proportions consistent with the population of the State of Louisiana. However, the amended open access program and plans that Jazz Casino is obligated to comply with may establish or require goals for the employment of minorities at the Casino in a proportion greater than the proportion of minorities in the State of Louisiana's population. Jazz Casino interprets the provisions of the Gaming Act in a manner that allows it to employ a workforce with a higher percentage of minorities than the percentage of minorities of the State of Louisiana's population. If the Gaming Act or Jazz Casino's casino operating contract are not applied in a manner that permits compliance with the amended open access program and plans, there may be a conflict between the Gaming Act, the casino operating contract and the amended open access program and plans since the percentage of Louisiana minority population may be less than the amended open access program and plans' percentage minority hiring goals. Jazz Casino intends to comply with the amended open access program and plans unless they are found to be preempted by the Gaming Act. If this conflict arises and Jazz Casino nevertheless complies with the minority hiring goals under the amended open access program and plans, Jazz Casino may be in violation of the Gaming Act and the provisions of the casino operating contract. This violation could materially and adversely affect the Company's business, financial condition and results of operations. In addition, Jazz Casino's failure to comply with the amended open access program and plans could result in fines, as well as a default under its amended and restated ground lease with the Rivergate Development Corporation and the City of New Orleans, either of which could materially and adversely affect the Company's business, financial condition and results of operations. Jazz Casino is also required to indemnify the City of New Orleans and the Rivergate Development Corporation against, and could be liable for, certain damage awards arising out of potential lawsuits related to the constitutionality of the amended open access program and plans. If the City of New Orleans, the Rivergate Development Corporation and/or Jazz Casino become subject to substantial damage awards related to the amended open access program and plans, this indemnification obligation or direct liability could materially and adversely affect the Company's business, financial condition and results of operations.

THE COMPANY CANNOT BE SURE THAT THE YEAR 2000 PROBLEM WILL NOT AFFECT ITS
BUSINESS

     Many existing computer hardware and software systems are designed to use only two digits to identify a year in date fields (e.g., "98" for "1998"). These systems may not properly recognize a year that begins with "20" instead of "19." If not corrected, these systems could fail or could create erroneous results when working with dates beyond the year 1999. This is commonly referred to as the "year 2000 issue." The Company has not experienced any significant problems related to the year 2000 issues associated with its computer systems, software or other property and equipment. The Company cannot guarantee that the year 2000 issue will not adversely affect its business, financial condition or results of operations at some point in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

     The Company has a significant amount of indebtedness which accrues interest at fixed and variable rates. As of December 31, 1999, the aggregate amount of the Company's outstanding indebtedness was $464.0 million, of which $211.5 million accrued interest at variable rates and $252.5 million accrued interest at fixed rates. The interest rate of the Company's variable rate indebtedness will fluctuate with changes in the base rate and the LIBOR rate applicable under its credit agreement. A change in either the base rate or LIBOR under Jazz Casino's credit agreement will affect the interest rate at which indebtedness outstanding under the credit agreement accrues. As a result, a significant increase in either the base rate or LIBOR could materially and adversely affect the Company's business, financial position and results of operations. For example, a 50 basis point movement in interest rates would result in an approximate $1.1 million annualized increase or decrease in interest expense based on the outstanding balance of the variable rate indebtedness of the Company as of December 31, 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Although JCC Holding was incorporated on August 20, 1996, prior to October 30, 1998, the Company had not conducted any operations, generated any revenues or issued any capital stock. Accordingly, separate financial statements and other disclosures with respect to the Company prior to the two month period ended December 31, 1998 are omitted as the Company does not believe that such separate financial information is material. On October 30, 1998, the effective date of the third amended plan of reorganization, Jazz Casino succeeded to all of the assets of Harrah's Jazz Company except for the property located at 3 Canal Place and the property located on Fulton and Poydras Streets which vested in Canal Development and Fulton Development, respectively. Therefore, the following historical financial statements include audited financial information of Harrah's Jazz Company prior to the two month period ended December 31, 1998. The following is a list of the Consolidated Financial Statements appearing herein:

                                                               PAGE
                                                               ----
Financial Statements of JCC Holding Company and Subsidiaries
  Report of Independent Public Accountants..................    44
  Consolidated Balance Sheets as of December 31, 1999 and
     1998...................................................    45
  Consolidated Statements of Operations for the Year Ended
     December 31, 1999 and the Period from October 30, 1998
     to December 31, 1998...................................    46
  Consolidated Statements of Stockholders' Equity for the
     Year Ended December 31, 1999 and the Period from
     October 30, 1998 to December 31, 1998..................    47
  Consolidated Statements of Cash Flows for the Year Ended
     December 31, 1999 and the Period from October 30, 1998
     to December 31, 1998...................................    48
  Notes to Consolidated Financial Statements................    49

Financial Statements of Harrah's Jazz Company and Subsidiary
  Report of Independent Public Accountants..................    73
  Consolidated Statements of Operations for the Year Ended
     December 31, 1997 and for the Ten Month Period Ended
     October 30, 1998.......................................    74
  Consolidated Statements of Partners' Capital (Deficit) for
     the Year Ended December 31, 1997 and for the Ten Month
     Period Ended October 30, 1998..........................    75
  Consolidated Statements of Cash Flows for the Year Ended
     December 31, 1997 and for the Ten Month Period Ended
     October 30, 1998.......................................    76
  Notes to Consolidated Financial Statements................    77

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of JCC Holding Company
New Orleans, LA

     We have audited the accompanying consolidated balance sheets of JCC Holding Company and subsidiaries (the "Company") (Successor to "Harrah's Jazz Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1999 and for the period from October 30, 1998 to December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1 to the financial statements, on October 13 1998, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective after the close of business on October 29, 1998. Accordingly, the accompanying financial statements have been prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code," for the successor company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 2.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of JCC Holding Company and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the year ended December 31, 1999 and for the period from October 30, 1998 to December 31, 1998 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                            /s/DELOITTE & TOUCHE LLP

Memphis, Tennessee
March 24, 2000

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 1999       1998
                                                               --------   --------
                                      ASSETS

Current Assets:
  Cash and cash equivalents (includes restricted cash of
    $6,382 and $605, respectively)..........................   $ 34,687   $ 25,506
  Accounts receivable, net of allowance for doubtful
    accounts of $228 in 1999................................      3,177         43
  Inventories...............................................        354         --
  Prepaids and other assets.................................      2,760      1,698
  Property available for sale...............................      4,831         --
                                                               --------   --------
        Total current assets................................     45,809     27,247
                                                               --------   --------
Property and Equipment:
  Buildings on leased land..................................    329,506         --
  Furniture, fixtures and equipment.........................     20,257     12,612
  Property held for development.............................     10,138     13,200
  Construction in progress (includes restricted cash of
    $9,218 in 1998).........................................        151    192,917
                                                               --------   --------
        Total...............................................    360,052    218,729
  Less -- accumulated depreciation..........................     (4,179)       (71)
                                                               --------   --------
        Net property and equipment..........................    355,873    218,658
                                                               --------   --------
Other Assets:
  Deferred operating contract cost, net of accumulated
    amortization of $494 in 1999............................     68,182     68,676
  Lease prepayment, net of accumulated amortization of $124
    in 1999.................................................     16,861     16,985
  Deferred charges and other, net of accumulated
    amortization of $421 and $40, respectively..............     19,677     11,565
                                                               --------   --------
        Total other assets..................................    104,720     97,226
                                                               --------   --------
        Total Assets........................................   $506,402   $343,131
                                                               ========   ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term borrowings.....................................   $ 15,850   $     --
  Accounts payable:
    Trade and other.........................................      2,012        643
    Affiliates..............................................      4,648        500
  Accrued interest..........................................      2,081      3,025
  Accrued expenses..........................................     20,791      4,455
  Preconfirmation contingencies.............................      3,033      6,679
  Other.....................................................      2,009         --
                                                               --------   --------
        Total current liabilities...........................     50,424     15,302
                                                               --------   --------
Long-term debt (including debt to affiliates of $23,704 in
  1999).....................................................    368,222    185,519
Deferred income taxes.......................................     37,900     37,900
Due to affiliates...........................................      4,076         --
Other long-term liabilities -- affiliate....................        226         --
Commitments and Contingencies (Notes 8 and 9)
Stockholders' Equity:
  Common Stock:
    Unclassified Common Stock (40,000 shares authorized;
     none issued and outstanding; par value $.01 per
     share).................................................         --         --
    Class A Common Stock (20,000 shares authorized; 5,638
     shares and 5,547 shares, respectively, issued and
     outstanding; par value $.01 per share).................         56         55
    Class B Common Stock (20,000 shares authorized; 4,453
     shares issued and outstanding; par value $.01 per
     share).................................................         45         45
  Additional paid-in capital................................    108,538    107,987
  Accumulated deficit.......................................    (62,817)    (3,677)
  Less -- unearned compensation.............................       (268)        --
                                                               --------   --------
        Total stockholders' equity..........................     45,554    104,410
                                                               --------   --------
        Total Liabilities and Stockholders' Equity..........   $506,402   $343,131
                                                               ========   ========

                See Notes to Consolidated Financial Statements.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEAR ENDED DECEMBER 31, 1999 AND THE PERIOD
                   FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              TWO-MONTH
                                                               YEAR ENDED    PERIOD ENDED
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
Revenues:
  Casino....................................................  $    38,005    $        --
  Food and beverage.........................................        3,693             --
  Retail, parking and other.................................        1,819             14
  Less -- casino promotional allowances.....................       (2,361)            --
                                                              -----------    -----------
          Total net revenues................................       41,156             14
                                                              -----------    -----------
Operating Expenses:
  Direct:
     Casino.................................................       35,013             --
     Food and beverage......................................        2,875             --
     Retail, parking and other..............................        1,200             --
  General and administrative................................       16,046            310
  Depreciation and amortization.............................        5,107            111
  Pre-opening...............................................       35,160          3,580
                                                              -----------    -----------
          Total operating expenses..........................       95,401          4,001
                                                              -----------    -----------
Operating Loss..............................................      (54,245)        (3,987)
                                                              -----------    -----------
Reorganization Item.........................................        1,562             --
Other income (expense):
  Interest expense, net of capitalized interest.............       (6,869)            --
  Interest and other income.................................          412            310
                                                              -----------    -----------
          Total other income (expense)......................       (6,457)           310
                                                              -----------    -----------
Net Loss....................................................  $   (59,140)   $    (3,677)
                                                              ===========    ===========
Basic Net Loss Per Share....................................  $     (5.88)   $     (0.37)
                                                              ===========    ===========
Weighted Average Shares Outstanding.........................   10,055,140     10,000,000
                                                              ===========    ===========

                See Notes to Consolidated Financial Statements.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEAR ENDED DECEMBER 31, 1999 AND THE PERIOD
                   FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                   COMMON STOCK
                                         ---------------------------------
                                             CLASS A           CLASS B       ADDITIONAL
                                         ---------------   ---------------    PAID-IN     ACCUMULATED     UNEARNED
                                         SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL       DEFICIT     COMPENSATION    TOTAL
                                         ------   ------   ------   ------   ----------   -----------   ------------   --------
Balance -- October 30, 1998............  5,547     $55     4,453     $45      $107,987     $     --        $  --       $108,087
Net loss...............................                                                      (3,677)                     (3,677)
                                         -----     ---     -----     ---      --------     --------        -----       --------
Balance -- December 31, 1998...........  5,547      55     4,453      45       107,987       (3,677)          --        104,410
                                         -----     ---     -----     ---      --------     --------        -----       --------
Restricted stock activity..............     92       1                             526                      (268)           259
Other..................................     (1)                                     25                                       25
Net loss...............................                                                     (59,140)                    (59,140)
                                         -----     ---     -----     ---      --------     --------        -----       --------
Balance -- December 31, 1999...........  5,638     $56     4,453     $45      $108,538     $(62,817)       $(268)      $ 45,554
                                         =====     ===     =====     ===      ========     ========        =====       ========

                See Notes to Consolidated Financial Statements.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEAR ENDED DECEMBER 31, 1999 AND THE PERIOD
                   FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                              TWO-MONTH
                                                               YEAR ENDED    PERIOD ENDED
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
Cash Flows From Operating Activities:
  Net loss..................................................   $ (59,140)     $  (3,677)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................       5,107            111
     Amortization of note discount..........................         765             --
     Amortization of unearned compensation..................         259             --
     Write-off of preconfirmation contingencies.............      (1,562)            --
     Deferred rent..........................................         226             --
     Loss on sale of property and equipment.................          27             --
  Changes in operating assets and liabilities:
     Accounts receivable, net...............................      (3,134)           (43)
     Inventories............................................        (354)            --
     Prepaids and other assets..............................      (1,062)        (1,634)
     Accounts payable.......................................       1,369            643
     Accrued interest.......................................      (5,855)            --
     Accrued expenses.......................................      16,336          4,455
     Pre-confirmation contingencies.........................      (2,084)       (68,750)
     Other current liabilities..............................       2,009             --
     Due to affiliates......................................       8,224            500
                                                               ---------      ---------
          Net cash flows used in operating activities.......     (38,869)       (68,395)
                                                               ---------      ---------
Cash Flows From Investing Activities:
  Capital expenditures......................................    (130,552)       (27,026)
  Proceeds from sale of property and equipment..............       6,042             --
  Increase in deferred charges and other assets.............      (8,492)        (5,700)
                                                               ---------      ---------
          Net cash flows used in investing activities.......    (133,002)       (32,726)
                                                               ---------      ---------
Cash Flows From Financing Activities:
  Proceeds from short-term borrowings.......................      15,850             --
  Proceeds from issuance of long-term debt..................     165,202             --
                                                               ---------      ---------
          Net cash flows provided by financing activities...     181,052             --
                                                               ---------      ---------
Net increase (decrease) in cash and cash equivalents........       9,181       (101,121)
Cash and cash equivalents, beginning of period..............      25,506        126,627
                                                               ---------      ---------
Cash and cash equivalents, end of period....................   $  34,687      $  25,506
                                                               =========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest...............................................   $  10,473             --
  Noncash investing and financing activities:
     Increase in long-term debt for payment-in-kind interest
      payments..............................................   $  14,013             --
     Amortization of note discount..........................   $   2,771      $     506
     Capitalized interest...................................   $  18,924      $   3,025
     Issuance of restricted stock awards....................   $     527             --

                See Notes to Consolidated Financial Statements.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEAR ENDED DECEMBER 31, 1999 AND THE PERIOD
                   FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation and Principles of Consolidation. The accompanying consolidated financial statements include the accounts of JCC Holding Company ("JCC Holding") and its wholly-owned subsidiaries Jazz Casino Company, L.L.C., a Louisiana limited liability company ("Jazz Casino"), JCC Development Company, L.L.C., a Louisiana limited liability company ("JCC Development"), JCC Canal Development, L.L.C., a Louisiana limited liability company formerly known as CP Development, L.L.C. ("Canal Development"), and JCC Fulton Development, L.L.C., a Louisiana limited liability company, formerly known as FP Development, L.L.C. ("Fulton Development" and, together with JCC Holding, Jazz Casino, JCC Development and Canal Development, the "Company"). All significant inter-company accounts and transactions have been eliminated in consolidation.

     Nature of Business. The Company's purpose is to develop and operate an exclusive land-based casino entertainment facility (the "Casino") in New Orleans, Louisiana, on the site of the former Rivergate Convention Center. The Casino commenced operations on October 28, 1999. Through certain of its subsidiaries, JCC Holding also plans to develop approximately 130,000 square feet of multipurpose non-gaming entertainment space on the second floor of the Casino and develop various adjacent properties for entertainment uses supporting the Casino. Currently, the Company has not obtained financing to fund these developments.

     JCC Holding was incorporated under Delaware law on August 20, 1996 in contemplation of succeeding to all of the assets and liabilities of Harrah's Jazz Company, a general partnership, which filed for relief under the United States Bankruptcy Code on November 22, 1995. Harrah's Jazz Company's general partners included a wholly-owned subsidiary of Harrah's Entertainment, Inc. JCC Holding conducts business through its wholly-owned subsidiaries, Jazz Casino, JCC Development, Canal Development and Fulton Development.

     On October 30, 1998 in accordance with the Third Amended Joint Plan of Reorganization that was confirmed by the United States Bankruptcy Court on October 13, 1998, the Company became the successor to the operations of Harrah's Jazz Company. Except for certain real property that vested in Canal Development and Fulton Development, all of the assets of Harrah's Jazz Company vested in Jazz Casino. On October 30, 1998, in connection with the third amended plan of reorganization, JCC Holding issued an aggregate of 10 million shares of its capital stock consisting of both Class A and Class B Common Stock. The former bondholders of Harrah's Jazz Company received an aggregate of 5,197,377 shares of Class A Common Stock, which constituted approximately 52% of the issued and outstanding Class A and Class B Common Stock. In addition, the former bondholders also received their pro rata share of (i) $187.5 million in aggregate principal amount of Jazz Casino's senior subordinated notes with contingent payments and (ii) Jazz Casino's senior subordinated contingent notes (see Note 5). Harrah's Entertainment, through a wholly-owned subsidiary, acquired beneficial ownership of the Class B Common Stock and currently is the beneficial owner of 4,302,623 shares, which constitutes approximately 43% of the issued and outstanding Class A and Class B Common Stock. These shares were acquired in consideration of, among other things, an equity investment of $15 million and the conversion to equity, and contribution to JCC Holding on October 30, 1999 of $60 million in debtor-in-possession financing that had been provided to Harrah's Jazz Company by Harrah's Entertainment or its affiliates over the course of the reorganization. Harrah's Crescent City Investment Company, an indirect wholly-owned subsidiary of Harrah's Entertainment, originally acquired 4,802,623 shares of Class B Common Stock under the third amended plan of reorganization. However, under certain settlement agreements entered into in connection with the third amended plan of reorganization, Harrah's Crescent City Investment Company transferred from its acquired shares of Class B Common Stock
(i) options to purchase 300,000 shares to the stockholders of New Orleans Louisiana Development Company, (ii) options to purchase

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

150,000 shares to Bank One, Louisiana, N.A., formerly known as First National Bank of Commerce and (iii) its right to receive 350,000 shares to the senior secured bondholders of Grand Palais Casino Inc., one of the former partners of Harrah's Jazz Company. Because the senior secured bondholders of Grand Palais Casino are not permitted to own Class B Common Stock under JCC Holding's Certificate of Incorporation, the shares received by them automatically converted into shares of Class A Common Stock. Subsequent to October 30, 1998, Bank One exercised its options.

     Reorganization Value and "Fresh Start" Reporting. As of October 30, 1998, the Company's consolidated financial statements have been prepared in accordance with the American Institute of Certified Public Accountants' ("AICPA") Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") (see Note 2).

     Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows and consolidated balance sheets, cash and cash equivalents include highly liquid investments with original maturities of three months or less. As of December 31, 1999, restricted cash includes approximately $501,000 of contributions to the capital replacement fund (see Notes 8 and 9), $126,000 of contributions to the Open Access Program public support efforts (see Note 9) and $5.8 million of construction escrow funds. Restricted cash as of December 31, 1998 includes $605,000 of construction escrow funds.

     Inventories. Inventories, which consist primarily of food, beverage, operating supplies and retail items, are stated at average cost.

     Property Available for Sale. Property available for sale consists of land owned by Canal Development. The land is valued at the lower of cost or estimated fair value. In addition, costs incurred in developing this property prior to offering the property for sale, not in excess of its fair value, have been capitalized (see Note 12).

     Property and Equipment. Property and equipment are stated at cost, except for adjustments related to fresh start reporting (see Note 2). Improvements and extraordinary repairs that extend the life of the asset are capitalized. Maintenance and repairs are expensed as incurred. Interest is capitalized on constructed assets at the Company's overall weighted average rate of interest. Capitalized interest amounted to $25.2 million and $3.5 million in 1999 and 1998, respectively.

     Depreciation is calculated using the straight-line method over the shorter of the estimated useful lives of the assets or the related lease term, as follows:

Buildings on leased land................................      25 years
Furniture, fixtures and equipment.......................  3 to 7 years

     Property held for development is valued at the lower of cost or estimated fair value. Costs incurred in developing these properties, not in excess of their fair values, are capitalized.

     Construction in progress includes restricted cash of approximately $9.2 million as of December 31, 1998 for use in the completion of the Casino, to be paid according to the terms of various escrow agreements.

     Deferred Operating Contract Cost. Deferred operating contract cost consists of payments, net of adjustments related to fresh start reporting (see Note 2), to the Louisiana Economic Development and Gaming Corporation (see Note 9) required under the original casino operating contract between Harrah's Jazz Company and the Louisiana Economic Development and Gaming Corporation, which commenced on July 15, 1994, and is being amortized on the straight-line basis over the period from October 28, 1999 through July 24, 2024, the life of the amended and renegotiated casino operating contract dated October 30, 1998 among Harrah's Jazz Company, Jazz Casino and the State of Louisiana, by and through the Louisiana Gaming Control Board. The amended and renegotiated casino operating contract, which was entered into in

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

connection with the third amended plan of reorganization, modified the original casino operating contract between Harrah's Jazz Company and the Louisiana Economic Development and Gaming Corporation and is referred to herein as the amended casino operating contract.

     Lease Prepayment. Lease prepayment includes a non-refundable initial payment, net of adjustments related to fresh start reporting (see Note 2), required under the original ground lease for the site on which the Casino has been constructed (see Note 8) and is being amortized on a straight-line basis over 25 years, the life of the amended casino operating contract.

     Revenue Recognition and Promotional Allowances. Jazz Casino recognizes the net win from gaming activities (the difference between gaming wins and losses) as casino revenues. Casino revenues are net of accruals for anticipated payouts of progressive slot machine jackpots and certain progressive table game payouts. Such anticipated jackpots and payouts are reflected as other current liabilities on the accompanying consolidated balance sheets. Food and beverage, parking, retail, and other revenues are recognized as services are provided. The estimated value of beverages, parking, retail and other items, which are provided to customers without charge, has been included in revenues and a corresponding amount has been deducted as promotional allowances.

     The estimated costs of providing such complimentary services are included in casino costs and expenses and for the period from October 28, 1999 to December 31, 1999 amounted to $893,000, $235,000 and $39,000 for beverages, parking and retail items, respectively.

     Under the terms of the amended casino operating contract, Jazz Casino is not allowed to offer customers complimentary food from the Casino's buffet and is prohibited from developing on-site lodging. In order to compensate for these limitations and offer its patrons the integrated Casino, dining and entertainment experience, the Casino offers its patrons complimentary meals, hotel rooms, transportation, entertainment, and other amenities at various local establishments. The expense related to providing these external complimentary services are included in casino costs and expenses and totaled $4.5 million for the period from October 28, 1999 to December 31, 1999.

     Preopening Costs. Preopening costs represent primarily the direct salaries and other operating costs incurred by the Company prior to the opening of the Casino on October 28, 1999. The Company accounts for start-up activities under provisions of the AICPA SOP 98-5, "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred.

     Amortization of Note Discount. The discount associated with Jazz Casino's senior subordinated notes with contingent payments (see Note 5) is amortized using the interest method. The Company's interest expense for 1999 and 1998 includes amortization of the note discount of $3.5 million and $506,000, respectively.

     Income Taxes. The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

     Net Income Per Share. The Company accounts for net income per share under the provisions of SFAS No. 128, "Earnings Per Share." This standard requires dual presentation of net income per common share and net income per share assuming dilution on the face of the statement of operations. Basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per common share assume that any

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

dilutive convertible debentures outstanding at the beginning of each year were converted at those dates, with related interest and outstanding common shares adjusted accordingly. Jazz Casino's convertible junior subordinated debentures (see Note 5) were not included in the computation of diluted earnings per common share for 1999 and 1998 because it would have resulted in an antidilutive effect. Diluted earnings per common share also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock warrants and stock options for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds. Since the exercise price associated with the warrant issued to Harrah's Crescent City Investment Company (see Note 11) is above the market price of the Class A Common Stock, it was not dilutive in 1999 and 1998.

     Stock-Based Compensation. In 1999, the Company adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock-based compensation. The disclosures are presented in Note 10. The Company continues to account for stock-based compensation using the intrinsic value method as prescribed under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

     Use of Estimates. Financial statements prepared in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Long-Lived Assets. The Company periodically evaluates whether events and circumstances have occurred that indicate that certain assets may not be recoverable. When factors indicate that long-lived assets should be evaluated for impairment, the Company uses an estimate of undiscounted net cash flow over the shorter of the remaining life of the related lease, contract, or asset, as applicable, in determining whether the assets are recoverable.

     Fair Value of Financial Instruments. SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. Current assets and current liabilities, including due to affiliates, are reflected in the consolidated financial statements at fair value because of the short-term maturity of these instruments. The fair value of long-term other assets and liabilities, excluding debt, closely approximates their carrying value (see Note 5). The Company uses quoted market prices, when available, or discounted cash flows to calculate these fair values.

     Risk of Competition. The Casino faces significant competition on a national, regional and local scale from gaming operations in Mississippi and, on a regional level and local scale, from gaming operations in the State of Louisiana. The Casino also competes for patrons on a national and international scale with large casino hotel facilities in Las Vegas, Nevada and Atlantic City, New Jersey.

     Segment Information. The Company's principal line of business is casino and entertainment development.

     Reclassifications. Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 2. FRESH START REPORTING

     In accordance with the SOP 90-7, the Company established its reorganization value and adopted "fresh start" reporting as of October 30, 1998. The Company adopted "fresh start" reporting because owners immediately before filing and confirmation of the third amended plan of reorganization received less than 50% of the voting shares of the emerging entity, and its reorganization value is less than the postpetition liabilities and allowed claims, as shown below:

                                                         (IN THOUSANDS)
Postpetition current liabilities.......................     $ 83,777
Liabilities deferred pursuant to Chapter 11
  proceedings..........................................      523,468
                                                            --------
          Total postpetition liabilities and allowed
            claims.....................................      607,245
Reorganization value...................................      331,000
                                                            --------
          Excess of liabilities over reorganization
            value......................................     $276,245
                                                            ========

     Pursuant to SOP 90-7, the total reorganization value of the reorganized Company's assets was determined using several factors and by reliance on various valuation methods, including discounting cash flow, as well as by analyzing market cash flow multiples applied to the Company's forecasted cash flows. The factors considered by the Company included: (1) forecasted cash flow results which gave effect to the estimated impact of the restructuring; (2) the discounted residual value at the end of the forecast period; (3) competition and general economic considerations; and (4) future potential profitability. Based on this analysis, the Company, after consultation with an independent firm specializing in reorganizations, established the Company's reorganization value as follows:

                                                         (IN THOUSANDS)
Reorganization value as of October 30, 1998 based upon
  independent appraisal................................    $ 495,000
Financing to occur post bankruptcy but prior to
  opening..............................................     (164,000)
                                                           ---------
          Reorganization value.........................    $ 331,000
                                                           =========

     Under the principles of "fresh start" reporting, the Company's total net assets were recorded at this assumed reorganization value, which was then allocated to identifiable tangible assets on the basis of their estimated fair value. In accordance with "fresh start" reporting, the difference between the assumed reorganization value and the aggregate fair value of the identifiable tangible assets resulted in a reduction in the value assigned to intangible deferred operating contract costs and lease prepayments. In addition, the Company's accumulated deficit was eliminated.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The effect of the third amended plan of reorganization and the application of "fresh start" reporting to the Company's condensed (unaudited) balance sheet as of October 30, 1998 is as follows:

                                          (PREDECESSOR)                                       (SUCCESSOR)
                                          HARRAH'S JAZZ                                       JCC HOLDING
                                             COMPANY                                            COMPANY
                                         PRE-FRESH START                                      FRESH START
                                          BALANCE SHEET       PLAN OF                        BALANCE SHEET
                                           OCTOBER 30,     REORGANIZATION     FAIR VALUE      OCTOBER 30,
                                              1998         ADJUSTMENTS(A)   ADJUSTMENTS(B)       1998
                                         ---------------   --------------   --------------   -------------
                                                                  (IN THOUSANDS)
Cash and cash equivalents..............     $  14,339        $ 112,288         $     --        $126,627
Prepaids and other assets..............            65               --               --              65
                                            ---------        ---------         --------        --------
          Total current assets.........        14,404          112,288               --         126,692
Property and equipment.................       199,967               --          (11,795)        188,172
Deferred operating contract cost.......       122,222               --          (53,546)         68,676
Lease prepayment.......................        30,263               --          (13,278)         16,985
Other assets...........................         2,084               --            3,820           5,904
                                            ---------        ---------         --------        --------
          Total........................     $ 368,940        $ 112,288         $(74,799)       $406,429
                                            =========        =========         ========        ========
Liabilities not subject to
  compromise...........................     $  83,777        $  (8,348)        $     --        $ 75,429
Liabilities subject to compromise......       523,468         (523,468)              --              --
Long-term debt.........................            --          185,013               --         185,013
Other long-term obligations............            --           37,900               --          37,900
Partners' deficit/stockholders'
  equity...............................      (238,305)         421,191          (74,799)        108,087
                                            ---------        ---------         --------        --------
          Total........................     $ 368,940        $ 112,288         $(74,799)       $406,429
                                            =========        =========         ========        ========

---------------

(A) To record the transactions consummated pursuant to the third amended plan of reorganization and eliminate partners' deficit. These adjustments include a $15 million direct infusion of equity to JCC Holding from Harrah's Crescent City Investment Company.

(B) To record the adjustment to state assets and liabilities at fair value and adjust for the difference between the assumed reorganization value and the fair value of the identifiable tangible and intangible assets by reducing the value assigned to deferred operating contract cost and lease prepayments.

     Preconfirmation contingencies represent amounts owed to creditors of the predecessor company, Harrah's Jazz Company, which were transferred to the Company under the third amended plan of reorganization. During 1999, preconfirmation contingencies were reduced by $1.6 million due to a change in estimate. This amount is included as a reorganization item on the consolidated statements of operations.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 3. ACCRUED EXPENSES

     Accrued expenses as of December 31 consist of the following:

                                                               1999      1998
                                                              -------   ------
                                                               (IN THOUSANDS)
Construction costs..........................................  $ 8,577   $2,998
Payroll and related benefits................................    5,048      430
Professional fees...........................................    2,593      530
Hotel rooms and catering....................................    1,942       --
Other.......................................................    2,631      497
                                                              -------   ------
          Total.............................................  $20,791   $4,455
                                                              =======   ======

NOTE 4. SHORT-TERM BORROWINGS

     Pursuant to the credit agreement dated as of October 29, 1998 among Jazz Casino, as borrower, JCC Holding, as guarantor, and a syndicate of lenders led by Bankers Trust Company, Jazz Casino obtained a $25 million revolving line of credit, which terminates in January 2006, to cover short-term working capital requirements. Letters of credit can be drawn on the available balance under this credit facility up to $10 million. Under the revolving line of credit, the interest rate on the Eurodollar loans ranges from LIBOR plus 2.50% to LIBOR plus 3.50% and the interest rate on the base rate loans is prime plus 1.0% less than the applicable margin on the Eurodollar loans. As of December 31, 1999, Jazz Casino had outstanding borrowings of $15.9 million at a weighted average interest rate of 9.13% and outstanding letters of credit of $2.2 million under this revolving line of credit. Refer to Note 5 for a discussion of the guarantee related to the revolving line of credit.

NOTE 5. LONG-TERM DEBT AND OTHER FINANCING AGREEMENTS

     Long-term debt consists of the following as of December 31:

                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Term loans:
  Tranche A-1, 7.25%(a).....................................  $ 10,000   $ 10,000
  Tranche A-2, 9.00%(a).....................................    20,000         --
  Tranche A-3, 7.25%(a).....................................    30,000     30,000
  Tranche B-1, 8.75%(a).....................................    30,000     30,000
  Tranche B-2, 8.88%(a).....................................   121,500         --
                                                              --------   --------
                                                               211,500     70,000
                                                              --------   --------
Senior subordinated notes with contingent payments,
  5.99%(a)..................................................   199,143    187,500
Unamortized note discount...................................   (95,734)   (99,269)
                                                              --------   --------
                                                               103,409     88,231
                                                              --------   --------
Senior subordinated contingent notes........................        --         --
Convertible junior subordinated debentures, 8.00%(a)........    29,609     27,288
Junior subordinated credit facility -- affiliate,
  8.00%(a)..................................................    22,500         --
Promissory note -- affiliate, 9.00%(a)......................     1,204         --
                                                              --------   --------
          Total long-term debt..............................  $368,222   $185,519
                                                              ========   ========

---------------

(a) Represents the interest rate for the respective debt agreements in effect as of December 31, 1999.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Term Loans

     Pursuant to the credit agreement dated as of October 29, 1998 among Jazz Casino, as borrower, JCC Holding, as guarantor, and a syndicate of lenders led by Bankers Trust Company, Jazz Casino obtained a construction financing commitment of $211.5 million under various term loans and up to $25 million of available working capital under a revolving line of credit (see Note 4). The term loans and the revolving line of credit are a single combined credit facility.

     The interest rates on the term loans assuming that they are maintained as Eurodollar loans, are as follows:

                                                   INTEREST RATE
                                                   -------------
Tranche A-1..........................  LIBOR plus 1%
Tranche A-2..........................  LIBOR plus 2.5% to LIBOR plus 3.5%
Tranche A-3..........................  LIBOR plus 1%
Tranche B-1..........................  LIBOR plus 2.5%
Tranche B-2:
  Up to $10 million..................  LIBOR plus Harrah's Entertainment's applicable margin then in effect*
  In Excess of $10 million...........  LIBOR plus 2.5% to LIBOR plus 3.5%

---------------

* Represents Harrah's Entertainment's current interest rate on its credit facility.

     The interest rate on the term loans maintained as base rate loans is the sum of (i) the applicable base interest rate and (ii) that percentage (not below 1.0%) which is 1.0% less than the margin for loans of such tranche maintained as Eurodollar loans.

     The term loans have the following repayment terms:

    Tranche A-1 and A-2 (Combined)           Quarterly installments of $100,000 beginning July 31,
                                             2000 with a $27.8 million lump sum payment due at
                                             April 2006.

    Tranche A-3                              Quarterly installments of $1 million in year one, $1.5
                                             million in years two and three and $1.75 million in
                                             years four and five.

    Tranche B-1 and B-2 (Combined)           Quarterly installments beginning July 31, 2000 of $1.5
                                             million in year one, $2.5 million in years two through
                                             five, $2.125 million in year six with a $97 million
                                             lump sum payment due at January 2006.

     The scheduled quarterly repayments will be deferred for any of the first six semi-annual interest payment periods if interest on Jazz Casino's senior subordinated notes with contingent payments (see below) is paid in kind and the Manager has deferred its fees under the terms of its management agreement with Jazz Casino (see Note 7) and under the agreement (the "HET/JCC Agreement") among Jazz Casino, Harrah's Entertainment and Harrah's Operating Company, Inc., a wholly owned subsidiary of Harrah's Entertainment, pursuant to which Harrah's Entertainment and Harrah's Operating Company have provided an initial guaranty in favor of the State of Louisiana by and through the Louisiana Gaming Control Board of a $100 million annual payment due to the State of Louisiana under the amended casino operating contract (see Note 7). Starting with the fourth year after October 30, 1998, if Jazz Casino's consolidated EBITDA (as defined in the indenture under which Jazz Casino's senior subordinated notes with contingent payments are issued) does not exceed $28.5 million for the 12 months ending on the last day of the semi-annual period ended immediately prior to the most recent semi-annual interest payment date with respect to the senior

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

subordinated notes with contingent payments, interest under the term loans will be deferred. Jazz Casino has included $5.2 million of repayments due in 2000 as long-term debt due to its intent to defer these repayments.

     The tranche A term loans generally rank senior to all existing and future indebtedness of Jazz Casino except certain obligations of Jazz Casino under the HET/JCC Agreement (see Note 12).

     The term loans and the revolving line of credit are secured by liens on substantially all of the assets of each of Jazz Casino (excluding the amended casino operating contract, funds deposited in the house bank maintained at the Casino and the Gross Gaming Revenue Share Payments (see Note 9)), JCC Holding, JCC Development, Canal Development and Fulton Development. The credit agreement contains affirmative covenants with respect to, among other things, the maintenance of certain leverage ratios, coverage ratios and levels of tangible net worth, limitations on indebtedness, changes in Jazz Casino's business, the sale of all or substantially all of Jazz Casino's assets, mergers, acquisitions, reorganizations and recapitalizations, liens, guarantees, the payment of management fees, dividends and other distribution, investments, debt prepayments, sale-leasebacks, capital expenditures, lease expenditures and transactions with affiliates, and financial reporting. Subsequent to December 31, 1999, Jazz Casino has obtained a waiver under the credit agreement in connection with the funding of amounts under the minimum payment guaranty (see
Note 12).

     The obligations of Jazz Casino under its credit agreement are guaranteed on a senior basis by JCC Holding, JCC Development, Canal Development and Fulton Development.

     The tranche A-2 and B-2 term loans along with the revolving line of credit are also guaranteed by Harrah's Entertainment and Harrah's Operating Company. As consideration for this guarantee, Harrah's Entertainment receives an annual credit support fee from Bankers Trust Company and Jazz Casino equal to 2% and approximately 0.75%, respectively, of the average aggregate principal amount of loans and/or stated amount of letters of credit outstanding under tranche A-2 and B-2 term loans and the revolving line of credit (in the case of tranche B-2 term loans only to the extent of the aggregate principal amount thereof from time to time in excess of $10 million). During the year ended December 31, 1999, Jazz Casino incurred annual credit support fees of approximately $387,000, which have been deferred under the terms of the HET/JCC agreement.

  Senior Subordinated Notes

     In connection with the third amended plan of reorganization, Jazz Casino issued (1) $187.5 million aggregate principal amount of senior subordinated notes with contingent payments maturing in 2009, and (2) senior subordinated contingent notes maturing in 2009 pursuant to indentures, dated as of October 30, 1998, by and among Jazz Casino, as obligor, JCC Holding, JCC Development, Canal Development and Fulton Development, as guarantors, and Norwest Bank Minnesota, National Association, as Trustee.

     As of December 30, 1998, the stated interest rate on the senior subordinated notes with contingent payments was considered by the Company to be lower than prevailing interest rates for debt with similar terms and credit ratings. In accordance with fresh start reporting, the senior subordinated notes with contingent payments were valued based on discounting concepts to approximate their fair value (16% discount rate).

     The fixed interest rate on the senior subordinated notes with contingent payments is 5.867% per year, increasing over the first three years to a rate of 6.214% in the fourth and fifth years and increasing to 8% after the first five years and is payable semiannually in arrears on each May 15 and November 15, beginning May 15, 1999. Jazz Casino has the option to pay the first six semi-annual payments of fixed interest on its senior subordinated notes with contingent payments in kind rather than in cash; provided, however, that Jazz Casino must pay the first four semi-annual payments of fixed interest in kind if tranche A-1 and/or tranche A-2 term loans are outstanding when such payments are due. Jazz Casino has the option to pay the fifth and sixth semi-annual payments of fixed interest in kind and may be required to do so by its credit

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

agreement under certain circumstances. Jazz Casino paid the first two interest payments amounting to $11.7 million on its senior subordinated notes with contingent payments in kind rather than in cash and presently anticipates that it will pay the next four interest payments in kind rather than in cash.

     Starting in 2002, if consolidated EBITDA, as defined in the indentures governing the notes, for Jazz Casino is less than $28.5 million for the 12 month period ending on March 31 or September 30, as applicable, immediately preceding any interest payment date occurring on or after May 15, 2002, fixed interest on its senior subordinated notes with contingent payments must be paid in kind. Fixed interest not paid in kind is payable in cash.

     Contingent payments with respect to the senior subordinated notes with contingent payments are generally based on a measurement amount which is defined as the consolidated EBITDA of Jazz Casino plus or minus cash amounts advanced to or repaid by JCC Development, Canal Development or Fulton Development. Contingent payments are payable on each interest payment date as follows:

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

     If, on any interest payment date, no contingent payments are due and payable to holders of the senior subordinated notes with contingent payments in accordance with the foregoing, no contingent payments will be accrued or paid on such interest payment date.

     As of December 31, 1999 and 1998, there are no amounts outstanding under the senior subordinated contingent notes. The senior subordinated contingent notes, which have no fixed interest, are based upon the same measurement amount as the contingent payments required under Jazz Casino's senior subordinated notes with contingent payments. Contingent payments are due on each May 15 and November 15. Contingent payments with respect to the senior subordinated contingent notes are payable on each interest payment date as follows:

    May 15 37.5% of consolidated EBITDA for the 12 month period ending on the immediately preceding March 31 in excess of $85 million but less than $109.425 million

    November 15  75% of consolidated EBITDA for the 12 month period ending on the immediately preceding September 30 in excess of $85 million and less than $109.425 million, less amounts paid on May 15

     The senior subordinated notes with contingent payments and the senior subordinated contingent notes are secured on an equal and ratable basis by liens on substantially all of the assets of Jazz Casino, JCC Holding, JCC Development, Canal Development and Fulton Development (excluding the amended casino operating contract, funds deposited in the house bank maintained at the Casino and the Gross Gaming Revenue Share Payments (see Note 9)).

     JCC Holding, JCC Development, Canal Development and Fulton Development have irrevocably and unconditionally guaranteed to each holder of the senior subordinated notes with contingent payments and senior subordinated contingent notes all amounts owed under these notes.

     Upon a change in the manager of the Casino or other similar events, each holder of the senior subordinated notes with contingent payments will have the right, at such holder's option, to require Jazz Casino to purchase such holder's senior subordinated notes with contingent payments at 101% of the principal amount thereof plus accrued and unpaid interest. Jazz Casino may not have sufficient financing to purchase its

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

senior subordinated notes with contingent payments and satisfy other obligations which may become due upon such an event. Jazz Casino's senior subordinated notes with contingent payments and its senior subordinated contingent notes are not redeemable or subject to mandatory prepayment prior to maturity, except that the notes are subject to redemption in the event the holders of these securities are required, but unable, to obtain certain qualifications or approvals from the Louisiana Gaming Control Board. Each of the indentures governing the notes contains certain restrictions on, among other things, restricted payments, liens, incurrence of additional indebtedness, payment of management fees, subsidiary dividend restrictions, asset sales, transactions with affiliates, mergers and consolidations.

     Below is the summarized unaudited financial information for each of the entities (guarantors) on a stand-alone basis:

                                JCC        JAZZ         JCC         FULTON         CANAL
                              HOLDING     CASINO    DEVELOPMENT   DEVELOPMENT   DEVELOPMENT
                              --------   --------   -----------   -----------   -----------
                                                     (IN THOUSANDS)
Current assets..............  $     66   $ 42,151     $    1        $   --        $4,855
Non-current assets..........    46,042    450,258      1,408         8,918             9
Current liabilities.........       492     50,439        185           398           174
Non-current liabilities.....        --    409,200      1,224            --            --
Net revenues................        --     41,132         --            --            24
Income (loss) from
  operations................   (59,140)   (53,820)        --            (4)           16
Net income (loss)...........   (59,140)   (58,715)        --            (4)           16

     All of the assets of JCC Holding's subsidiaries are restricted and may not be transferred to JCC Holding in the form of loans, cash, or dividends without the consent of a third party.

  Junior Subordinated Credit Facility

     On October 30, 1998, Jazz Casino entered into a junior subordinated credit facility with Harrah's Entertainment and Harrah's Operating Company whereby Harrah's Operating Company agreed to make available to Jazz Casino up to $22.5 million of subordinated indebtedness to fund project costs to the extent that such costs exceed amounts available under the term loans (excluding the tranche A-2 and tranche B-2 term loans), the proceeds from the issuance of the convertible junior subordinated debentures and the $15 million equity investment by Harrah's Crescent City Investment Company in JCC Holding on October 30, 1998. As of December 31, 1999, Jazz Casino has drawn $22.5 million under this facility.

     The junior subordinated credit facility is unsecured. Amounts owing under the junior subordinated credit facility are due and payable six months following the maturity of the senior subordinated notes with contingent payments. Early repayment is permitted, subject to meeting certain restricted payment tests. Outstanding principal under the junior subordinated credit facility bears interest at the rate of 8% per year. Interest will not be paid in cash and will be added to the outstanding principal amount if certain earnings before interest, taxes, depreciation and amortization ("EBITDA") tests are not met for the contingent payment periods ending on September 30, 2000 and 2001, or if Jazz Casino pays interest in kind on its senior subordinated notes with contingent payments after September 30, 2000. Any portion of the junior subordinated credit facility not paid at maturity will bear interest at the rate of 10% per year. For the year ending December 31, 1999, Jazz Casino has incurred interest expense of approximately $1.3 million under this facility and anticipates that interest incurred during the contingent payment periods ending September 30, 2000 and 2001 will not be paid in cash and will be added to the outstanding principal amount.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Convertible Junior Subordinated Debentures

     On October 30, 1998, Jazz Casino issued to Bankers Trust Company, Donaldson, Lufkin & Jenrette Securities Corporation, Salomon Smith Barney Inc., BT Alex. Brown Incorporated and Bank One, $27,287,500 aggregate principal amount of its convertible junior subordinated debentures due 2010. The convertible junior subordinated debentures mature in May 2010. The convertible junior subordinated debentures bear interest at the rate of 8% per year, payable semi-annually in cash; provided, however, that Jazz Casino has the option of paying the interest on the debentures, in whole or in part, in kind rather than in cash (1) at any time on or prior to October 30, 2003, and (2) at any time thereafter if Jazz Casino did not make contingent payments with respect to the senior subordinated contingent notes on the immediately preceding interest payment date for the senior subordinated contingent notes. Jazz Casino has paid the first two interest payments amounting to $2.3 million in kind rather than in cash and anticipates that it will pay interest due through October 30, 2003 in kind rather than in cash.

     The convertible junior subordinated debentures are unsecured obligations of Jazz Casino. The convertible junior subordinated debentures are convertible at the option of the holders, in whole or in part, at any time after October 1, 2002, into Class A Common Stock or, after the Transition Date (as defined in
Note 11), Unclassified Common Stock) of JCC Holding at a conversion price of $25.00 per share, subject to dilution and other appropriate adjustments. In addition, if the convertible junior subordinated debentures are called for redemption, each holder may, subject to certain limitations, convert the holder's debentures at that time. The convertible junior subordinated debentures are redeemable at the option of the Company (1) at any time at par plus accrued but unpaid interest in cash, or (2) at any time during the 12 months prior to October 30, 2010 if the conversion price is greater than the Current Market Price per share on the redemption date, at par plus accrued but unpaid interest, payable in shares of Class A Common Stock, or a combination of cash and shares of Class A Common Stock, or after the Transition Date, Unclassified Common Stock. The "Current Market Price" is defined to generally mean the volume weighted average for the preceding 10 trading days of the last reported sale price of the Class A Common Stock.

     The indenture under which the convertible junior subordinated debentures are issued restricts mergers and consolidations involving, and the sale, transfer, lease or conveyance of all or substantially all of the assets of Jazz Casino and JCC Holding. The obligations of Jazz Casino to the holders of the convertible junior subordinated debentures are guaranteed on a subordinated basis by JCC Holding.

  Promissory Note

     On October 26, 1999, JCC Development entered into a promissory note with Harrah's Operating Company that provides for borrowings up to $2 million. Borrowings under this loan bear interest at 9% per year, and, at JCC Development's option, may be paid in cash or in kind. The entire unpaid balance of principal and interest is due on October 26, 2004; however, the promissory note requires mandatory prepayment in the event JCC Development obtains a loan for the purpose of developing the second floor of the Casino. As of December 31, 1999, JCC Development has outstanding borrowings under this note of $1.2 million and has incurred interest costs of $19,000 which have been capitalized in connection with its development activities.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     As of December 31, 1999, maturities of long-term debt are as follows:

                                                         (IN THOUSANDS)
2000..................................................            --
2001..................................................        13,400
2002..................................................        16,400
2003..................................................        16,900
2004..................................................        18,605
Thereafter............................................       302,917
                                                            --------
          Total Long-Term Debt........................      $368,222
                                                            ========

  Fair Value

     The estimated fair values and carrying amounts of long-term debt are as follows (in thousands):

                                                  1999                          1998
                                       ---------------------------   ---------------------------
                                       FAIR VALUE   CARRYING VALUE   FAIR VALUE   CARRYING VALUE
                                       ----------   --------------   ----------   --------------
Senior subordinated notes with
  contingent payments................   $113,539       $103,409       $88,231        $88,231
Convertible junior subordinated
  debentures.........................     29,595         29,609        27,288         27,288
Junior subordinated credit
  facility -- affiliate..............     19,422         22,500            --             --
Promissory note -- affiliate.........      1,191          1,204            --             --

     The fair value of Jazz Casino's long-term debt was determined using valuation techniques that considered cash flows discounted at current market rates and management's best estimate for instruments without quoted market prices. Jazz Casino's term loans, all of which bear interest at floating rates, are assumed to approximate their fair value.

NOTE 6. FEDERAL INCOME TAXES

     As of December 31, the effective income tax rate differs from the statutory federal income tax rate as follows:

                                                               1999     1998
                                                              ------   ------
Statutory federal rate......................................   38.00%   38.00%
State income taxes, net of federal income tax benefit.......      --       --
Valuation allowance.........................................  (38.23)  (37.09)
Permanent items.............................................    0.23    (0.91)
                                                              ------   ------
          Effective tax rate................................    0.00%    0.00%
                                                              ======   ======

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Significant components of net deferred tax liabilities as of December 31, consists of the following:

                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred Tax Liabilities:
  Discount on debt..........................................  $(36,379)  $(37,722)
  Capitalized interest......................................    (1,902)      (559)
  Original issue discount...................................      (134)        --
                                                              --------   --------
          Total.............................................   (38,415)   (38,281)
                                                              --------   --------
Deferred Tax Assets:
  Net operating loss........................................    22,991      1,554
  Basis difference in fixed assets..........................    19,380         --
  Accrued reserves..........................................       868        122
  Contribution carryover....................................       118         --
  Stock compensation cost...................................       102         --
  Work opportunity credit...................................        98
  Basis difference in organizational costs..................        36         --
  Original issue discount...................................        --         54
  Valuation allowance.......................................   (43,078)    (1,349)
                                                              --------   --------
          Total.............................................       515        381
                                                              --------   --------
          Net deferred tax liability........................  $(37,900)  $(37,900)
                                                              ========   ========

     To the extent the Company has net deferred tax assets as of December 31, 1999 and 1998, a valuation allowance has been established to reduce such net deferred tax assets to zero. The corresponding charge to increase the valuation allowance reduced the Company's income tax benefit for 1999 and 1998.

     As of December 31, 1999, the Company has a net operating loss carryforward for both regular tax and alternative minimum tax of $60.8 million. For federal income tax purposes, $57.5 million and $3.3 million of net operating loss carryforwards will expire in 2019 and 2018, respectively. In addition, the Company has a charitable contribution carryforward of approximately $311,000 and a work opportunity credit carryforward of $98,000, expiring in 2004 and 2019, respectively.

     For state income tax purposes, Jazz Casino has a net operating loss carryforward of $60.3 million of which $57.3 million and $3 million will expire in 2014 and 2013, respectively. In addition, JCC Holding has a state net operating loss carryforwards of $516,000 of which $219,000 and $297,000 will expire in 2014 and 2013, respectively.

NOTE 7. RELATED PARTY TRANSACTIONS

  Management and Administrative Services Agreements

     The Casino's operations are managed by Harrah's New Orleans Management Company (the "Manager"), a wholly-owned subsidiary of Harrah's Entertainment, pursuant to the second amended and restated management agreement. The management agreement, dated October 29, 1998, has a 20 year term expiring October 29, 2018, but may be extended for four consecutive terms of ten years each at the option of the Manager, provided the Manager is not in default under this agreement. Under the terms of the management agreement, the Manager is entitled to receive a management fee having two components. The first component is equal to 3% of annual gross revenues of the Casino. The second component is an incentive based fee that is equal to 7% of certain consolidated EBITDA targets. In addition, the Manager is entitled to receive a travel fee equal to $100,000 per year, subject to adjustment based on changes in the Consumer Price Index and a

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

"marketing contribution," which as of December 31, 1999 and 1998 was an amount equal to 1.5% and 0.4% of the Casino's net revenues, respectively. The Manager may increase this marketing contribution from time to time to ensure that it generally equals the fee charged to other participating casinos owned or managed by Harrah's Entertainment's affiliates. Under the terms of the management agreement, the management fee will be deferred until such time as Jazz Casino meets certain interest payment requirements under its various debt agreements.

     Jazz Casino has also contracted with Harrah's Operating Company to perform various administrative services pursuant to an administrative services agreement. The administrative service agreement, dated October 30, 1998, is renewable each year and may be cancelled by either party 30 days after written notice. Services to be provided under this agreement include accounting, computer processing, risk management, marketing and administration of certain human resource matters. The fees under the administrative agreement are negotiated annually and are to be paid monthly.

     During 1999, Jazz Casino leased certain employees from Harrah's Entertainment or its affiliates for approximately $913,000.

     For the year ended December 31, 1999, Jazz Casino incurred costs of $9.0 million under the above agreements. For the year ending December 31, 1998, Jazz Casino incurred costs of $4.2 million consisting primarily of reimbursements for pre-reorganization amounts.

  HET/JCC Agreement

     On October 30, 1998, Jazz Casino entered into the HET/JCC Agreement with Harrah's Entertainment and Harrah's Operating Company, under which Harrah's Entertainment and Harrah's Operating Company have posted an initial payment guaranty for the benefit of the State of Louisiana by and through the Louisiana Gaming Control Board to assure payment of the minimum $100 million annual payment due to the State of Louisiana under Jazz Casino's amended casino operating contract (see Note 12). Any amounts funded by Harrah's Entertainment to the Louisiana Gaming Control Board under this agreement take the form of a demand obligation by Jazz Casino to Harrah's Entertainment, and are first priority liens on the assets of the Company.

     Harrah's Entertainment and Harrah's Operating Company have committed to post this minimum payment guaranty on an annual basis through the year ending March 31, 2004, provided that certain conditions are met by Jazz Casino. They have agreed, subject to certain conditions, to provide the guaranty for the fiscal year beginning April 1, 2000 and ending March 31, 2001. Harrah's Entertainment and Harrah's Operating Company will receive a $6 million per year guaranty fee for the years ending March 31, 2000 and 2001 and a $5 million per year guaranty fee for the years ending March 31, 2002, 2003 and 2004, all payable quarterly. In the years that Harrah's Entertainment and Harrah's Operating Company provide the minimum payment guaranty for less than a full year, they receive a pro rata fee based on an annual fee of $6 million. For the year ending December 31, 1999, Jazz Casino incurred minimum payment guaranty fees of approximately $1.1 million.

  Junior Subordinated Credit Facility

     Harrah's Entertainment and Harrah's Operating Company have provided Jazz Casino with the $22.5 million junior subordinated credit facility (see Note 5).

  Promissory Note

     Harrah's Operating Company has provided JCC Development with a $2 million promissory note (see Note 5).

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Harrah's Entertainment Loan Guarantee

     Harrah's Entertainment and Harrah's Operating Company have provided a payment guarantee with respect to the tranche A-2 and B-2 term loans and the revolving line of credit (see Notes 4 and 5).

  Completion Guarantee

     Harrah's Entertainment and Harrah's Operating Company have entered into a series of completion guarantees pursuant to which Harrah's Entertainment and Harrah's Operating Company have guaranteed, among other things, the completion of the Casino and the payment of all obligations of Jazz Casino up to and through the completion of the Casino's construction. This includes the duty to complete, equip and open the Casino if Jazz Casino failed to commence or complete the Casino's construction and to pay certain of Jazz Casino's costs and expenses until the Casino opens prior to the termination of the construction date.

  Amended Completion Loan Agreement

     On October 30, 1998, Jazz Casino, Harrah's Entertainment and Harrah's Operating Company entered into an amended and restated subordinated completion loan agreement under which any expenditures made by Harrah's Entertainment and Harrah's Operating Company under the completion guarantees described above, which are not also expenditures under an amended and restated construction lien indemnity agreement between Harrah's Operating Company and Jazz Casino, are deemed unsecured loans. The loans under the completion loan agreement will bear interest at a rate of 8% per annum and will mature on April 30, 2010. No fees are payable to Harrah's Entertainment and Harrah's Operating Company in connection with the completion guarantees. As of December 31, 1999, Jazz Casino estimates that approximately $5 million to $8 million will be required and will be available under the completion guarantee to pay the remaining costs of completing the project.

  Equipment Leases

     During 1999, Jazz Casino entered into a master lease agreement for approximately 1900 slot machines with Harrah's Operating Company (see Note 8).

  Limited Forbearance Agreement

     On February 29, 2000, Jazz Casino entered into a limited forbearance agreement with Harrah's Operating Company and the Manager. Under the terms of this agreement, Jazz Casino has the option to defer until August 1, 2000 certain payments that are currently due under the management agreement, the administrative agreement and the master lease agreement. The limited forbearance agreement also waives any penalties or late charges assessed under the agreements.

NOTE 8. LEASES

     The Company leases both real estate, office space, and equipment for use in its business through operating leases. In addition to minimum rentals, certain leases provide for contingent rents based on percentages of revenue. Real estate operating leases range from 12 months to 30 years with options for extensions for up to an additional 30 years. The average remaining term for non-real estate leases ranges from one to five years.

  The Casino Site

     Jazz Casino entered into an amended and restated ground lease agreement dated October 29, 1998 with the Rivergate Development Corporation, as landlord, and the City of New Orleans, as intervenor, for the site

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

on which the Casino is located. The initial term of the amended and restated ground lease is for 30 years beginning October 29, 1998, with three consecutive ten-year renewal options.

     Under the terms of the original ground lease, Harrah's Jazz Company was required to make an initial payment of $30 million. The amended and restated ground lease required payments of $736,000 per month until the Casino opened. These monthly payments were capitalized during the construction of the Casino until opening and are being amortized over the life of the amended casino operating contract. Subsequent to October 28, 1999, the minimum lease payment increased to $12.5 million per year. The amended and restated ground lease provides for additional rents based on various percentages of gross gaming and non-gaming revenues. Jazz Casino is also required to make a $2.0 million annual contribution to the Orleans Parish School Board as well as certain additional one time rental payments totaling $2.25 million over the lease term of which $875,000 was paid during the year ended December 31, 1999. The amended and restated ground lease also requires annual payments of approximately $1.25 million contingent upon gross gaming revenues equaling $350 million. Jazz Casino is required to fund this initial amount on a monthly basis in the first fiscal year of operations. At the end of the first fiscal year of operations, if Jazz Casino's gross gaming revenue is less than $350 million, no additional amounts are required to be paid, and the initial funded amount of $1.25 million will be utilized as a credit in the first fiscal year that gross gaming revenue equals or exceeds $350 million. For the year ended December 31, 1999, Jazz Casino has paid approximately $313,000 of the $1.25 million. Jazz Casino is further obligated to pay contingent rent in the event a dividend is declared or if the Manager is paid a termination fee. Under certain conditions, the Rivergate Development Corporation has a one-time right to receive additional rent based on the net market appreciation of JCC Holdings' Common Stock as computed by a defined formula. Jazz Casino is also required to contribute $1.0 million each year to the City of New Orleans for a joint marketing fund and to make monthly payments to a capital replacement fund. The annual aggregate payments to the capital replacement fund are $3.0 million in the first year of the Casino's operations and increase $1.0 million in year two and three and in each succeeding year the payments are based on 2.0% of gross gaming and non-gaming revenues. For the years ended December 31, 1999 and 1998, Jazz Casino has contributed $1 million to the City of New Orleans for the joint marketing fund, respectively. In addition, Jazz Casino has contributed approximately $500,000 in an interest-bearing account to fund the capital replacement fund for the year ended December 31, 1999. In connection with the development of the second floor of the Casino, Jazz Casino is also required to pay the Rivergate Development Corporation rent equal to 50% of net operating cash income generated from operations on the second floor of the Casino.

  Slot Leases

     In October 1999 Jazz Casino entered into a master lease agreement with Harrah's Operating Company pursuant to which Jazz Casino leases approximately 1,900 slot machines, including the 1,085 slot machines sold to Harrah's Operating Company as discussed below. The terms of the various slot machines leased under the master lease agreement range from 3 years to 3.7 years.

     In October 1999 Jazz Casino sold approximately 1,085 slot machines for $6.0 million to Harrah's Operating Company. These slot machines are being leased back under an operating lease from Harrah's Operating Company for a term of 3.7 years pursuant to the terms of the master lease described above. The master lease is being accounted for as an operating lease. The master lease agreement grants Jazz Casino an option to purchase the underlying slot machines at prices approximating fair value in 2001, 2002 and at lease termination.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The aggregate contractual future minimum rental commitments, excluding contingent rentals related to the amended and restated ground lease as of December 31, 1999, are as follows:

                                                         (IN THOUSANDS)
2000...................................................     $ 21,895
2001...................................................       21,440
2002...................................................       21,073
2003...................................................       20,961
2004...................................................       17,016
Thereafter.............................................      392,280
                                                            --------
          Total Minimum Lease Payments.................     $494,665
                                                            ========

     Scheduled rent increases are amortized on a straight-line basis primarily over the life of the applicable lease. Lease expense for the year ended December 31, 1999 and the period from October 30, 1998 to December 31, 1998 is approximately $6.3 million and $139,000, respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

  Casino Operating Contract

     Pursuant to the original casino operating contract, which commenced on July 15, 1994, the Louisiana Economic Development and Gaming Corporation granted Harrah's Jazz Company the right to conduct gaming operations at the Casino. On October 30, 1998, all of Harrah's Jazz Company's right, title and interest in and to the original casino operating contract revested in Harrah's Jazz Company, and the original casino operating contract was modified by the amended casino operating contract and assigned to Jazz Casino in accordance with applicable Louisiana law and the agreement of the parties thereto. The term of the amended casino operating contract is 20 years, commencing in July 1994, with one automatic ten year renewal option.

     Under the original casino operating contract, Harrah's Jazz Company paid the Louisiana Economic Development and Gaming Corporation an initial payment of $125 million in installments as well as certain percentage payments based on the gross gaming revenues from the operations of a temporary casino operated by Harrah's Jazz Company. Under Jazz Casino's amended casino operating contract, during each fiscal year of the Casino's operation, Jazz Casino is required to pay to the State of Louisiana, by and through the Louisiana Gaming Control Board, an amount equal to the greater of (i) $100 million or (ii) the sum of the following percentages of gross gaming revenue from the Casino in a fiscal year (the "Gross Gaming Revenue Share Payments"):

        18.5% of gross gaming revenue up to $600 million

        20.0% of gross gaming revenue in excess of $600 million up to $700 million

        22.0% of the gross gaming revenue in excess of $700 million up to $800 million

        24.0% of gross gaming revenue in excess of $800 million up to $900 million

        25.0% of gross gaming revenue in excess of $900 million

     Under the amended casino operating contract, Jazz Casino was required to advance the Louisiana Gaming Control Board up to $3.5 million to reimburse the Louisiana Gaming Control Board for its actual personnel costs (to include Louisiana Gaming Control Board, the Louisiana State Police and Louisiana Attorney General personnel and contract staff appropriate to the suitability process) that were incurred in connection with the suitability findings necessary for the execution of the amended casino operating contract

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

and the opening of the Casino. Harrah's Jazz Company paid $500,000 of this amount prior to October 30, 1998, and Jazz Casino advanced $3 million of this amount on October 30, 1998. On October 19, 1999, Jazz Casino was notified through an amendment to the amended casino operating contract by the Louisiana Gaming Control Board that the $3.5 million advance discussed above would not be sufficient to pay the suitability costs and that an additional $1.7 million would be required. The amendment provided for the $1.7 million to be deducted from the $4.8 credit due from the Louisiana Gaming Control Board to Jazz Casino. As of December 31, 1999, the remaining credit of $3.1 million is included as an other asset in deferred charges and other. Jazz Casino is entitled to offset this credit against daily payments to the Louisiana Gaming Control Board during the second full 12-month period beginning April 1.

     The amended casino operating contract obligates Jazz Casino to maintain a capital replacement fund. The capital replacement fund is the same as that required pursuant to Jazz Casino's amended and restated ground lease with the Rivergate Development Corporation and the City of New Orleans and its management agreement with the Manager and is not meant to duplicate the capital replacement fund obligations under those agreements (see Note 8).

     Under the amended casino operating contract, the Casino is prohibited from engaging in certain activities related to food, lodging and retail, which also applies to the Company's operations on the second floor of the Casino. The amended casino operating contract also imposes certain financial stability requirements on Jazz Casino relating to its ability to meet ongoing operating expenses, casino bankroll requirements, projected debt payments and capital maintenance requirements.

  General Development Agreement

     The general development agreement entered into with the Rivergate Development Corporation sets forth the obligations of the parties and the procedures to be followed relating to the design, development and construction of the Casino and certain related facilities. Jazz Casino is obligated to reimburse the Rivergate Development Corporation for certain costs incurred during the construction of the Casino and certain of its parking facilities, totaling approximately $280,000. During 1999, Jazz Casino reimbursed the Rivergate Development Company for $186,000 of these costs.

  Amended Open Access Program and Plans

     The amended open access program and plans require Jazz Casino to form a special purpose corporation to foster new and existing businesses owned and controlled by minorities, women and disadvantaged people. Harrah's Jazz Company was required to capitalize this corporation with $500,000. Jazz Casino will underwrite its operations at a minimum of $250,000 per year for five years. The first $250,000 payment was required to be paid on October 30, 1998 with subsequent annual payments payable quarterly in equal installments of $62,500. Jazz Casino paid its first quarterly installment on October 28, 1999. Jazz Casino must also contribute an additional $500,000 per year for five years to promote similar public support efforts, in accordance with standards to be established by the Company. The first annual installment was due on October 28, 1999. The remaining installments are to be funded quarterly in equal installments of $125,000. Jazz Casino is required to deposit these amounts into a separate account and then fund contributions to qualified recipients based upon certain criteria. As of December 31, 1999, Jazz Casino has deposited $125,000 into a separate interest-bearing cash account.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Audubon Institute Agreement

     On October 30, 1998, Jazz Casino assumed the obligations related to a ticket purchase agreement with the Audubon Institute whereby Jazz Casino has agreed to purchase tickets from the Audubon Institute for a minimum of $375,000 per year for the first six years of Casino operations. This amount is subject to increase based on increasing gross gaming revenue levels achieved by Jazz Casino. As of December 31, 1999, Jazz Casino has made the first required installment under this agreement of $125,000.

  Construction Agreements

     Jazz Casino has commitments related to the construction of the Casino and related parking facilities totaling approximately $9 million as of December 31, 1999.

  Other Contingencies

     The Company has various commitments to Harrah's Entertainment and its affiliates (see Note 7).

     The enactment and implementation of gaming legislation in the State of Louisiana and the development of the Casino, temporary casino and related facilities have been subject to lawsuits, claims and delays brought about by various parties. Additional lawsuits and the uncertain political environment may result in further delays, all of which could have a material adverse effect on the Company.

     The Company is involved in various inquiries and administrative proceedings arising in the normal course of business. While any proceeding has an element of uncertainty, the Company believes that the final outcome of these matters will not have a material adverse effect upon the Company's consolidated financial position or its results of operations.

NOTE 10. EMPLOYEE BENEFIT PLANS

     The Company has established the following employee and non-employee programs.

     Jazz Casino Company 401(k) Plan. On November 27, 1998, the Company established a defined contribution savings and retirement plan, which among other things, allows pretax and after-tax contributions to be made by employees to the plan. Under the plan, participating employees may elect to contribute up to 16 percent of their eligible earnings, the first six percent of which is fully matched by the Company. Under the terms of the plan, the Company may also elect to make an additional discretionary contribution. Amounts contributed to the plan are invested at the participant's direction in a money market fund, a bond fund, a balanced fund, a large capitalization stock fund or a small capitalization global stock fund. Participants become vested in the matching contribution over five years of credited service. The Company's contribution expense for the year ended December 31, 1999 and the period from October 30, 1998 to December 31, 1998 was approximately $46,000 and $4,400, respectively.

     1998 Long-Term Incentive Plan. On October 29, 1998, the board of directors adopted the JCC Holding 1998 Long-Term Incentive Plan, which received stockholder approval on May 13, 1999. Under the terms of the long-term incentive plan, the following can be awarded to employees, officers, consultants and directors: stock options, stock appreciation rights, performance units, restricted stock, dividend equivalents, other stock-based awards or any other right or interest relating to Class A Common Stock, and, on or after the Transition Date (see Note 11), Unclassified Common Stock. JCC Holding has reserved for issuance upon the grant or exercise of the above awards, 750,000 shares of the authorized but unissued shares of Class A Common Stock. During the year ended December 31, 1999, JCC Holding granted options to purchase an aggregate of 214,835 shares of Class A Common Stock and 24,664 shares of restricted Class A Common Stock under the long-term incentive plan.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     1999 Non-Employee Director Stock Option Plan. On March 4, 1999, the board of directors adopted the 1999 Non-Employee Director Stock Option Plan, which received stockholder approval on May 13, 1999. Under the terms of JCC Holding's director stock option plan, options to purchase Class A Common Stock, and on or after the Transition Date (see Note 11), Unclassified Common Stock, may be awarded to certain non-employee directors of JCC Holding. JCC Holding has reserved for issuance upon the exercise of stock options granted under JCC Holding's director stock option plan an aggregate of 150,000 shares of the authorized but unissued shares of Class A Common Stock and, after the Transition Date (see Note 11), Unclassified Common Stock. During the year ended December 31, 1999, JCC Holding granted options to purchase an aggregate of 20,000 shares of Class A Common Stock under JCC Holding's director stock option plan.

     Stock Option Awards. A stock option grant under JCC Holding's long-term incentive plan typically vests in equal installments over a four year period and allows the option holder to purchase stock over specified periods of time, generally ten years from the date of grant, at a fixed price equal to the market value at the date of grant. Options granted under JCC Holding's director stock option plan are immediately exercisable.

     A summary of stock option activity under JCC Holding's long-term incentive plan and director stock option plan is as follows:

                                                                       NUMBER OF CLASS A
                                                                         COMMON SHARES
                                                  WEIGHTED AVG.    --------------------------
                                                  EXERCISE PRICE     OPTIONS      AVAILABLE
                                                   (PER SHARE)     OUTSTANDING   FOR GRANT(A)
                                                  --------------   -----------   ------------
Balance -- December 31, 1998....................         --               --        750,000
Additional shares authorized....................        N/A                         150,000
Granted.........................................      $4.13          234,835       (234,835)
Exercised.......................................         --               --             --
Forfeited.......................................      $4.88           (8,862)         8,862
                                                                     -------       --------
Balance -- December 31, 1999....................      $4.11          225,973        674,027
                                                                     =======       ========

---------------

(a) The number of shares of Class A Common Stock available for grant does not include 24,664 shares of restricted stock issued during 1999.

     As of December 31, 1999, there were 225,973 outstanding stock options with exercise prices ranging from $3.50 to $7.56 and weighted average remaining contractual lives of 9.3 years. As of December 31, 1999, there were 132,400 exercisable stock options with a weighted average exercise price of $3.50. The weighted average fair value per share of options granted during 1999 was $5.59.

     Had compensation cost for the stock options granted above been determined under SFAS 123, based on the fair market value at the grant dates, the Company's pro forma net loss and net loss per share for the year ended December 31, 1999 would have been $60 million and $5.97, respectively.

     The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions used for those options granted in 1999: expected volatility of 48.0%, risk-free interest rate of 6.30%, expected lives of 10 years and no dividend yield rate.

     Restricted Stock Awards. Restricted stock awards have full voting and dividend rights during the restricted period; however, the shares are restricted as to transfer and subject to forfeiture during a specified period or periods prior to vesting. The compensation arising from a grant of restricted stock awards is based

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

upon the market price at the grant date. Such expense is deferred and amortized to expense over the vesting period.

     The Company has issued awards of restricted Class A Common Stock to certain employees and key executives pursuant to JCC Holding's long term incentive plan as well as outside of the long term incentive plan in connection with the employment of certain of its executive officers. All of these restricted stock awards are administered and subject to the terms of JCC Holding's long term incentive plan or the respective executives' employment agreements, and will fully vest no later than January 1, 2004. However, the vesting of some or all of these shares can be accelerated into the years 1999, 2000 and 2001 on the basis of certain project completion goals or the termination of such executives under certain circumstances. The expense arising from the time accelerated restricted stock awards is being amortized to expense over the periods in which the restrictions are most likely anticipated to lapse.

     During 1999, 94,664 restricted shares were granted, which reflected a weighted-average grant-date fair value of $5.71. The amortization expense recognized during 1999 was approximately $259,000. There were no restricted stock awards granted in 1998 and accordingly no related amortization expense.

     Deferred Compensation Plans. On November 18, 1999, JCC Holding's board of directors approved two deferred compensation plans established by the Company under which certain executives and employees may defer a portion of their compensation. Amounts deposited into these plans are unsecured liabilities of the Company and earn interest at rates approved by the compensation committee of the board of directors. The first plan year for each of these plans will commence on January 1, 2000 and accordingly, there is no liability related to deferred compensation as of December 31, 1999.

NOTE 11. STOCKHOLDERS' EQUITY

     Pursuant to the third amended plan of reorganization, the capital stock of JCC Holding consists of shares of Class A Common Stock, Class B Common Stock, and Unclassified Common Stock. With certain exceptions, including the election of directors and the right to separate class voting with respect to certain amendments to JCC Holding's Certificate of Incorporation and Bylaws, each share of Class A, Class B and Unclassified Common Stock has identical rights and privileges, and ranks equally, shares ratably and is identical in every respect and as to all matters, including rights in liquidation, and is entitled to vote upon all matters submitted to a vote of the common stockholders, is entitled to one vote for each share held, and, except as otherwise required by law, the holders of shares of Class A, Class B and Unclassified Common Stock generally vote together as one class on all matters submitted to a vote of stockholders. However, prior to the Transition Date, (1) the maximum number of authorized directors on JCC Holding's board of directors is six, three of which are to be elected by the holders of the Class A Common Stock, designated as Class A directors, and three of which are to be elected by the holders of the Class B Common Stock, designated as Class B directors, (2) any amendment to JCC Holding's Certificate of Incorporation and Bylaws which affects the right of holders of the Class A Common Stock or the Class A directors or which affects the rights of holders of the Class B Common Stock or the Class B directors must be approved by the affirmative vote of the holders of a majority of the affected class of Common Stock and (3) only certain entities may hold Class B Common Stock. On the Transition Date, each share of Class A Common Stock and each share of Class B Common Stock will automatically convert into one share of Unclassified Common Stock. Accordingly, on and after the Transition Date, directors will be elected by the affirmative vote of the holders of a plurality of the shares of Unclassified Common Stock and the restrictions described in clauses (2) and (3) of the preceding sentence will no longer be applicable. "Transition Date" means the date upon which the earliest of the following events occurs: (1) October 28, 2002, (2) the end of two consecutive 12-month periods in each of which contingent payments under Jazz Casino's senior subordinated notes with contingent payments and its senior subordinated contingent notes equals or exceeds $15 million and (3) the end of a 30-day period during which the average

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

daily closing Minimum Market Value (as defined below) equals or exceeds $435 million. "Minimum Market Value" means, for any trading day, the sum of (a) the closing price of Class A Common Stock multiplied by the number of shares of Class A Common Stock that were issued to holders of the 14 1/4% first mortgage notes due 2001 of Harrah's Jazz Company and its subsidiary, Harrah's Jazz Finance Corp., on October 30, 1998 pursuant to the third amended plan of reorganization and (b) the closing price for $1,000 of Jazz Casino's senior subordinated notes with contingent payments and its senior subordinated contingent notes divided by $1,000, and then multiplied by the aggregate principal amount of the notes outstanding.

     Harrah's Entertainment Warrants. Pursuant to a warrant agreement between JCC Holding and Harrah's Crescent City Investment Company dated October 30, 1998, Harrah's Crescent City Investment Company received warrants entitling it to purchase additional shares of JCC Holding Unclassified Common Stock such that, upon exercise of the warrant in its entirety, Harrah's Entertainment and its subsidiaries, including Harrah's Crescent City Investment Company, will own in the aggregate 50.0% of the then outstanding shares of Unclassified Common Stock, subject to certain adjustments. The number of shares issuable upon exercise of the warrant is four million. However, the number of shares issuable under the warrant will be adjusted as necessary by JCC Holding's board of directors in order to preserve the right of Harrah's Entertainment and its subsidiaries to own in the aggregate 50.0% of the Unclassified Common Stock upon full exercise of the warrant. The warrant is exercisable at any time after the Transition Date until October 28, 2005, in whole or in part at a price of $15.00 per share of Unclassified Common Stock. Harrah's Entertainment and its subsidiaries are not permitted to exercise the warrant with respect to that number of shares that would cause Harrah's Entertainment and its subsidiaries to own more than 50.0% of the Unclassified Common Stock until such time as such exercise will not cause Harrah's Entertainment and its subsidiaries to own more than 50.0% of the then outstanding shares of Unclassified Common Stock. If at any time after the Transition Date the closing bid price of the Unclassified Common Stock exceeds $20.00 per share for 60 consecutive trading days, JCC Holding's board of directors may elect to give written notice to Harrah's Entertainment of an election to redeem 75% of the warrants at $0.05 per warrant unless Harrah's Entertainment exercises the warrants within forty-five days after the date of such notice. If (1) an election to redeem warrants is made by JCC Holding, and (2) Harrah's Entertainment exercises warrants with respect to that number of shares which at the time of exercise would cause Harrah's Entertainment and its subsidiaries to own in the aggregate 50.0% of the then outstanding shares of Unclassified Common Stock, then none of the then existing warrants which were called for redemption shall be redeemed.

NOTE 12. SUBSEQUENT EVENTS

     On February 14, 2000, Fulton Development entered into a contract to sell the property located at 3 Canal Place for $6.5 million. Prior to the sale, it is anticipated that Canal Development, the owner of the property, will transfer the property to Fulton Development in exchange for a membership interest in Fulton Development. As a condition to this sale, the buyer must begin construction on this property of a 300-room hotel within two years of closing. If the buyer does not meet this condition, Fulton Development has an option to repurchase the property for $6.5 million plus interest on the purchase price equal to 7%. Although the Company anticipates selling this property during the second quarter of 2000, the sale is contingent upon obtaining certain third party approvals and the buyer completing its due diligence. Because the sale of the 3 Canal Place property would violate certain of the covenants in the Company's credit agreement, among the required third party approvals, the Company must obtain certain waivers and consents of the lenders under its credit agreement for Canal Development to transfer the property to Fulton Development and for Fulton Development to sell the property.

     Under the terms of its amended casino operating contract, Jazz Casino must make minimum daily payments to the Louisiana Gaming Control Board of approximately $274,000 towards the minimum $100 million annual obligation. Jazz Casino did not make the minimum daily payment on February 28, 2000.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

On February 29, 2000, the Louisiana Gaming Control Board sent notice of non-payment to Jazz Casino and a notice of drawing to Harrah's Entertainment and Harrah's Operating Company as called for under the initial unconditional minimum payment guaranty agreement by Harrah's Entertainment and Harrah's Operating Company in favor of the State of Louisiana and the Louisiana Gaming Control Board. On February 29, 2000, Harrah's Entertainment and Harrah's Operating Company made the payment due on February 28, 2000 in the amount of $821,918 (representing three minimum daily payments due on February 28 in accordance with the contract), and began making the daily payments thereafter. As of March 17, 2000 Harrah's Entertainment and Harrah's Operating Company had funded $5.8 million to the Louisiana Gaming Control Board on Jazz Casino's behalf. Because Jazz Casino's drawing under the minimum payment guaranty could constitute a default under the Company's credit agreement if Jazz Casino's reimbursement obligation to Harrah's Entertainment and Harrah's Operating Company therewith exceeds $5 million, the Company's lenders granted it a limited waiver of the default subject to certain conditions. Advances by Harrah's Entertainment and Harrah's Operating Company under the minimum payment guaranty constitute a demand obligation by Jazz Casino and are first priority liens on the assets of the Company. The waiver granted by the lenders allows funding under this arrangement of up to $40 million.

NOTE 13. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Prior to October 28, 1999, the Company did not have any gaming operations and most of its activities related to completing the construction of the Casino and hiring and training employees. Operating results of the Company and its subsidiaries for the four quarters of 1999 were as follows:

                                                FIRST    SECOND     THIRD      FOURTH
                                               QUARTER   QUARTER   QUARTER    QUARTER
                                               -------   -------   --------   --------
                                                           (IN THOUSANDS)
Revenues.....................................  $     6   $     4   $     93   $ 41,053
Loss from operations.........................  $(2,989)  $(6,697)  $(11,331)  $(33,228)
Net loss.....................................  $(2,824)  $(6,627)  $(11,270)  $(38,419)
Basic loss per share.........................  $ (0.28)  $ (0.66)  $  (1.12)  $  (3.82)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Harrah's Jazz Company:

     We have audited the accompanying consolidated statements of operations, partners' capital and cash flows of Harrah's Jazz Company (a Louisiana general partnership) and subsidiary ("HJC") for the ten-month period ended October 30, 1998 and for the year ended December 31, 1997. These financial statements are the responsibility of HJC's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Harrah's Jazz Company and subsidiary for the ten-month period ended October 30, 1998 and for the year ended December 31, 1997, in conformity with accounting principles generally accepted in the United States.

                                            /s/ ARTHUR ANDERSEN LLP

New Orleans, Louisiana
March 25, 1999

                      HARRAH'S JAZZ COMPANY AND SUBSIDIARY
                      (PREDECESSOR TO JCC HOLDING COMPANY)
                             (DEBTOR-IN-POSSESSION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE TEN-MONTH PERIOD ENDED OCTOBER 30, 1998 AND FOR THE YEAR ENDED DECEMBER
                                    31, 1997
                                 (IN THOUSANDS)
                                (NOTES 1 AND 2)

                                                               TEN-MONTH
                                                              PERIOD ENDED    YEAR ENDED
                                                              OCTOBER 30,    DECEMBER 31,
                                                                  1998           1997
                                                              ------------   ------------
REVENUES:
  Other.....................................................    $     87       $  1,679
OPERATING EXPENSES:
  General and administrative................................      14,965         14,703
  Depreciation..............................................         522            610
                                                                --------       --------
          Total operating expenses..........................      15,487         15,313
                                                                --------       --------
          Loss from operations..............................     (15,400)       (13,634)
                                                                --------       --------
REORGANIZATION ITEMS:
  Costs and expenses (Note 2)...............................      (7,643)        (6,569)
  Adjust assets to reorganization value (Note 1)............     (74,799)            --
  Recovery of accounts receivable...........................           3            683
  Interest income...........................................         126            251
                                                                --------       --------
          Total reorganization items........................     (82,313)        (5,635)
                                                                --------       --------
OTHER INCOME (EXPENSE):
  Interest expense, net of capitalized interest (Notes 2 and
     4).....................................................          --         (1,975)
                                                                --------       --------
NET INCOME/(LOSS) BEFORE EXTRAORDINARY ITEM.................     (97,713)       (21,244)
EXTRAORDINARY ITEM -- gain on discharge of debt (Note 1)....     267,706             --
                                                                --------       --------
          NET INCOME/(LOSS).................................    $169,993       $(21,244)
                                                                ========       ========

        The accompanying notes are an integral part of these statements.

                      HARRAH'S JAZZ COMPANY AND SUBSIDIARY
                      (PREDECESSOR TO JCC HOLDING COMPANY)
                             (DEBTOR-IN-POSSESSION)

             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
FOR THE TEN-MONTH PERIOD ENDED OCTOBER 30, 1998 AND FOR THE YEAR ENDED DECEMBER
                                    31, 1997
                                 (IN THOUSANDS)
                                (NOTES 1 AND 2)

                                                                                          EQUITY AS A
                                                       PARTNERS' CAPITAL   ACCUMULATED     RESULT OF
                                                         CONTRIBUTIONS       DEFICIT     REORGANIZATION
                                                       -----------------   -----------   --------------
Balance -- December 31, 1996.........................        167,000         (357,963)            --
  Net loss...........................................             --          (21,244)            --
                                                           ---------        ---------       --------
Balance -- December 31, 1997.........................        167,000         (379,207)            --
  Net Income.........................................             --          169,993             --
  Discharge of debt exchanged in part for equity.....             --               --        135,301
  Reclassification of partners' capital contributions
     and accumulated deficit as of effective date....       (167,000)         209,214        (42,214)
                                                           ---------        ---------       --------
Balance -- October 30, 1998..........................      $      --        $      --       $ 93,087
                                                           =========        =========       ========

        The accompanying notes are an integral part of these statements.

                      HARRAH'S JAZZ COMPANY AND SUBSIDIARY
                      (PREDECESSOR TO JCC HOLDING COMPANY)
                             (DEBTOR-IN-POSSESSION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TEN-MONTH PERIOD ENDED OCTOBER 30, 1998 AND FOR THE YEAR ENDED DECEMBER
                                    31, 1997
                                 (IN THOUSANDS)
                                (NOTES 1 AND 2)

                                                               TEN-MONTH
                                                              PERIOD ENDED    YEAR ENDED
                                                              OCTOBER 30,    DECEMBER 31,
                                                                  1998           1997
                                                              ------------   ------------
Cash flows from operating activities:
  Net income (loss).........................................   $ 169,993       $(21,244)
  Adjustments to reconcile net income (loss) to net cash
     used in operations
     Adjust assets to reorganization value..................      74,799             --
     Gain on discharge of debt..............................    (267,706)            --
     Depreciation...........................................         522            610
     (Increase) decrease in other current assets............          --            208
     Increase (Decrease) in accounts payable and accrued
      expenses..............................................      10,162          1,159
     Increase (decrease) in accounts payable and accrued
      expenses prior to Petition Date.......................          --            (15)
     Other..................................................          --            (10)
                                                               ---------       --------
          Cash flows used in operating activities...........     (12,230)       (19,292)
                                                               ---------       --------
Cash flows from investing activities:
  Purchase of land, buildings and equipment.................      (4,956)        (2,125)
  Proceeds from sale of property............................          --             10
                                                               ---------       --------
          Cash flows used in investing activities...........      (4,956)        (2,115)
                                                               ---------       --------
Cash flows from financing activities:
  Proceeds received from Debtor-in-Possession borrowings....      27,770         15,048
                                                               ---------       --------
          Cash flows provided by financing activities.......      27,770         15,048
                                                               ---------       --------
Net increase (decrease) in cash and cash Equivalents........      10,584         (6,359)
Cash and cash equivalents, beginning of period..............       3,755         10,114
                                                               ---------       --------
Cash and cash equivalents, end of period....................   $  14,339       $  3,755
                                                               =========       ========

        The accompanying notes are an integral part of these statements.

                      HARRAH'S JAZZ COMPANY AND SUBSIDIARY
                      (PREDECESSOR TO JCC HOLDING COMPANY
                             (DEBTOR-IN-POSSESSION)

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

     HJC entered into a contract (the "Casino Operating Contract") with the Louisiana Economic Development and Gaming Corporation ("LEDGC") to develop and operate the casino at the Rivergate site and entered into the Ground Lease with the City of New Orleans (the "City") and the Rivergate Development Corporation (the "RDC") for the Rivergate site. HJC, the RDC and the City also entered into the General Development Agreement which governed the design, development and construction of the casino and certain related facilities and an open access program and open access plans adopted thereunder regarding hiring goals and programs (collectively, the "Open Access Program and Plans"). HJC engaged Harrah's New Orleans Management Company ("the Manager"), an indirect wholly-owned subsidiary of HET, to manage the operations of the casino.

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

     Under Chapter 11, the prosecution of certain claims against the Debtor in existence prior to the Petition Date is stayed under federal bankruptcy law while the Debtor attempts to reorganize. The prosecution of claims secured by the Debtors' assets also is stayed, although the holders of such claims have the right to move the Court for relief from the stay. Secured claims were collateralized primarily by substantially all of the Debtors' assets.

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

     JCC Holding Company ("JCC Holding") was incorporated under Delaware law on August 20, 1996 in contemplation of succeeding to all of the assets and liabilities of HJC. JCC Holding conducts its business through its wholly-owned subsidiaries, Jazz Casino Company, L.L.C., a Louisiana limited liability company

                      HARRAH'S JAZZ COMPANY AND SUBSIDIARY
                      (PREDECESSOR TO JCC HOLDING COMPANY
                             (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

("JCC"), JCC Development Company, a Louisiana limited liability company ("JCC Development"), JCC Canal Development, L.L.C., a Louisiana limited liability company formerly known as CP Development, L.L.C. ("Canal Development"), and JCC Fulton Development, L.L.C., a Louisiana limited liability company, formerly known as FP Development, L.L.C. ("Fulton Development").

     On October 30, 1998 (the "Effective Date") in accordance with the Third Amended Joint Plan of Reorganization (the "Plan"), JCC Holding became the successor to the operations of HJC. Except for certain real property which vested in Canal Development and Fulton Development, all of the assets of HJC vested in JCC. On the Effective Date in connection with the reorganization, JCC Holding issued an aggregate of 10 million shares of Common Stock consisting of both Class A and Class B stock. The former bondholders of HJC received an aggregate of 5,197,377 shares of Class A Common Stock, valued at $75.3 million, which constituted approximately 52% of the issued and outstanding Common Stock. In addition, the former bondholders also received their pro rata share of $187.5 million in aggregate principal amount of New Notes and New Contingent Notes. HET, through a wholly-owned subsidiary, acquired beneficial ownership of the Class B Common Stock and currently is the beneficial owner of 4,302,623 shares, which constitutes approximately 43% of the issued and outstanding common stock. These shares were acquired in consideration of, among other things, an equity investment of $15 million and the conversion to equity and contribution to JCC Holding on the Effective Date of $60 million in debtor-in-possession financing that had been provided to HJC by HET or its affiliates over the course of the reorganization. HET originally acquired 4,802,623 shares of Class B Common Stock. However, under certain settlement agreements entered into in connection with the Plan of Reorganization, HET transferred from its acquired shares of Class B Common Stock (i) options to purchase 300,000 shares to the shareholders of NOLDC, (ii) options to purchase 150,000 shares to Bank One, Louisiana, N.A., formerly known as First National Bank of Commerce ("Bank One") and (iii) its right to receive 350,000 shares to the senior secured bond holders of Grand Palais. Because the senior secured bond holders of Grand Palais are not permitted to own Class B Common Stock, the shares received by the senior secured bondholders were automatically converted to Class A Common Stock.

     Throughout most of the period in which HJC was in reorganization, it was able to continue in existence because of loans (the "DIP Financing") from HET or one of its affiliates (the "DIP Lender"). (See Note 4).

     As a result of the transactions described above, HJC's 14 1/4% First Mortgage Notes due 2001 With Contingent Interest (the "Old Bonds") were cancelled and certain other indebtedness was forgiven and/or cancelled (see Note
4). Accordingly, HJC recognized an extraordinary gain totaling $267.7 million in its statement of operations for the ten month period ended October 30, 1998.

                      HARRAH'S JAZZ COMPANY AND SUBSIDIARY
                      (PREDECESSOR TO JCC HOLDING COMPANY
                             (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Fresh Start Reporting

     In accordance with the AICPA Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") HJC established its reorganization value and adopted "fresh start" accounting as of October 30, 1998. HJC adopted "fresh start" reporting because owners immediately before filing and confirmation of the Plan received less than 50% of the voting shares of the emerging entity and its reorganization value is less than the postpetition liabilities and allowed claims, as shown below:

                                                          (IN THOUSANDS)
Post Petition Date current liabilities..................     $ 83,777
Liabilities deferred pursuant to Chapter 11
  proceedings...........................................      523,468
                                                             --------
          Total post Petition Date liabilities and
            allowed claims..............................      607,245
Reorganization value....................................      331,000
                                                             --------
          Excess of liabilities over reorganization
            value.......................................     $276,245
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

                      HARRAH'S JAZZ COMPANY AND SUBSIDIARY
                      (PREDECESSOR TO JCC HOLDING COMPANY
                             (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     and Regulations, or the repeal of existing Rules and Regulations could impose additional obligations, restrictions or costs that could interfere with JCC's casino operations, cause JCC to violate agreements to which it is a party or otherwise materially and adversely affect the Casino.

          c. The gaming industry is highly competitive, with companies that in many instances have greater resources than JCC. In addition, considerable competition has developed since the land-based Casino project was initially proposed in the early 1990's. The attraction of a land-based casino in New Orleans may have decreased as a result of the large number of casinos competing on local, regional, and national levels as well as the continued development of other gaming markets. Negative publicity associated with HJC's bankruptcy also may have an adverse impact on the Casino's ability to compete. Further, the Casino operates under significant restrictions on its ability to provide lodging, food services and entertainment. The Casino's competitors' ability to provide these services without restriction is a considerable competitive advantage.

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

          e. JCC incurred significant debt in connection with the transactions described above, and, as a result, has significant debt service obligations. JCC also has payment obligations to the RDC and the LGCB. The Casino may not achieve the level of gaming and operating cash flow necessary to satisfy the JCC obligations described above. Future operating results are subject to significant business, economic, regulatory, political, and competitive uncertainties and contingencies, many of which are outside of the Casino's control.

          f. Louisiana state and local political environments affected the Casino's development and construction and may affect the Casino's operation. There is considerable opposition to gaming among a segment of the population in Louisiana. The enactment and implementation of gaming legislation in Louisiana and the Casino's development have been the subject of lawsuits, claims and delays brought about by various anti-gaming and preservationist groups and competitors of the Casino. Although these lawsuits and claims have all been settled or dismissed, these lawsuits and claims, together with contract negotiations with State and City governmental entities, significantly delayed the Casino's development. Additional lawsuits and the uncertain political environment could materially and adversely affect the Casino.

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

                      HARRAH'S JAZZ COMPANY AND SUBSIDIARY
                      (PREDECESSOR TO JCC HOLDING COMPANY
                             (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

judgment or a change in circumstances, the likelihood of achieving successful future operations becomes remote.

  Cash and Cash Equivalents

     For purposes of the consolidated statements of cash flows, cash and cash equivalents include highly liquid investments with original maturities of three months or less. All cash is collateral for the Old Bonds pursuant to the Indenture (see Note 4); however, the Court authorized HJC to use such funds to pay approved post Petition Date costs.

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

     Depreciation is calculated using the straight-line method over the estimated useful lives of the assets or related lease terms, whichever is shorter, as follows:

Buildings and improvements..............................     30 years
Furniture, fixtures and equipment.......................   3-15 years

See discussion below under Reorganization Costs and Impairment of Asset Carrying Values.

     HJC has property held for future development which has been valued at the lower of cost or estimated fair value, net of a valuation allowance of $5.1 million provided in 1995. The amount ultimately realizable from the property could differ materially from the estimated fair value.

  Other Assets

     DEFERRED OPERATING CONTRACT COST

     Deferred operating contract cost consists of payments to the LEDGC (see
Note 6) required by the Casino Operating Contract, and will be amortized over the life of the contract.

     LEASE PREPAYMENTS

     Lease prepayments include non-refundable initial payments required under HJC's leases (see Note 5) and will be amortized on a straight-line basis over the life of the related lease.

  Reorganization Costs and Impairment of Asset Carrying Values

     Reorganization costs are segregated from normal operations in the accompanying consolidated statements of operations and reflect the costs incurred associated with the reorganization of HJC.

     Reorganization costs and expenses consisted primarily of professional fees for the ten months ended October 30, 1998 and for the year ended December 31, 1997.

     HJC periodically evaluates whether events and circumstances have occurred that indicate that certain assets may not be recoverable. When factors indicate that long-lived assets should be evaluated for impairment, HJC uses an estimate of undiscounted net cash flow over the remaining life of the related lease or contract, as applicable, in determining whether the assets are recoverable.

                      HARRAH'S JAZZ COMPANY AND SUBSIDIARY
                      (PREDECESSOR TO JCC HOLDING COMPANY
                             (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

  Debtor-in-Possession Financing

     See Note 4.

  Other Transactions

     During 1995, HJC sold computer equipment to HET for $495,000, which approximated the equipment's carrying value on the date of sale. In connection with the Plan, a receivable from HET related to the sale was forgiven and is included in reorganization costs in the accompanying statement of operations for the ten-month period ended October 30, 1998.

NOTE 4. DEBT

     On November 16, 1994, HJC issued $435 million of the Old Bonds bearing interest at a rate of 14.25% per annum, plus contingent interest equal to 7.25% of HJC's consolidated earnings before interest, taxes, depreciation and amortization, due 2001, which were secured by substantially all assets of HJC.

     In connection with the Plan, the Old Bonds were cancelled (see Note 1).

     In accordance with the provisions of the United States Bankruptcy Code, payment on HJC's pre-petition debt was suspended and reclassified as "Liabilities Subject to Compromise." HJC believed that all of its secured creditors were undersecured; therefore, HJC stopped accruing interest on unsecured and undersecured debt as of November 22, 1995. For the ten-month period ended October 30, 1998 and the year ended

                      HARRAH'S JAZZ COMPANY AND SUBSIDIARY
                      (PREDECESSOR TO JCC HOLDING COMPANY
                             (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

December 31 1997, contractual interest on those obligations amounted to $51.7 million and $62.0 million, respectively, which is $51.7 million and $62.0 million, respectively, in excess of reported interest expense in those periods.

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

NOTE 5. LEASES

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

NOTE 6. COMMITMENTS AND CONTINGENCIES

     See "The Company -- Reorganization" for a complete discussion of certain of the agreements discussed in the balance of this note as a result of the consummation of the Plan.

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

                      HARRAH'S JAZZ COMPANY AND SUBSIDIARY
                      (PREDECESSOR TO JCC HOLDING COMPANY
                             (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information relating to the directors of the Company will be set forth under the captions "Proposal 1 -- Election of Directors -- Nominees" and
"-- Information Regarding Nominees and Continuing Directors" in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders to be held on May 16, 2000 (the "2000 Proxy Statement"). Such information is incorporated herein by reference. Information relating to the executive officers of the Company is set forth in Part I, Item 4(A) of this report under the caption "Executive Officers of the Registrant." Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 by directors and executive officers of the Company and beneficial owners of more than 10% of the Company's Common Stock will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2000 Proxy Statement. Such information is incorporated herein by reference. The 2000 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999.

ITEM 11. EXECUTIVE COMPENSATION.

     Information relating to executive compensation will be set forth under the captions "Proposal 1 -- Election of Directors -- Director Compensation," "Executive Compensation" and "Certain Relationships and Related Transactions" in the 2000 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information regarding ownership of the Company's class A and class B common stock by certain persons will be set forth under the caption "Stock Ownership" in the 2000 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this item regarding certain relationships and transactions of the Company will be set forth under the caption "Certain Relationships and Related Transactions" in the 2000 Proxy Statement. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) 1. Consolidated Financial Statements

     The following consolidated financial statements of JCC Holding Company and Subsidiaries and of Harrah's Jazz Company and Subsidiary are set forth in Item 8 hereof:

     Financial Statements of JCC Holding Company and Subsidiaries
        Report of Independent Public Accountants
        Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Operations for the Year Ended December 31, 1999
          and for the Period from October 30, 1998 to December 31, 1998 Consolidated Statements of Stockholders' Equity for the Year Ended December 31, 1999 and for
          the Period from October 30, 1998 to December 31, 1998
        Consolidated Statements of Cash Flows for the Year Ended December 31,
        1999
          and for the Period from October 30, 1998 to December 31, 1998
        Notes to Consolidated Financial Statements

     Financial Statements of Harrah's Jazz Company and Subsidiary
        Report of Independent Public Accountants
        Consolidated Statements of Operations for the Year Ended December 31, 1997 and for the Ten
          Month Period Ended October 30, 1998
        Consolidated Statements of Partners' Capital (Deficit) for the Year Ended December 31, 1997 and
          for the Ten Month Period Ended October 30, 1998
        Consolidated Statements of Cash Flows for the Year Ended December 31, 1997 and for the Ten
          Month Period Ended October 30, 1998
        Notes to Consolidated Financial Statements

     2. Financial Statement Schedules

     Except as set forth below, all schedules to the consolidated financial statements are omitted as they are not required under the related instructions or are inapplicable, or because the required information is included in the consolidated financial statements or related notes thereto.

     Schedule I -- Condensed Financial Information of Registrant
        Condensed Balance Sheets as of December 31, 1999 and 1998
        Condensed Statements of Operations for the Year Ended December 31, 1999 and for the Period
          from October 30, 1998 to December 31, 1998
        Statements of Stockholders' Equity for the Year Ended December 31, 1999 and for the Period
          from October 30, 1998 to December 31, 1998
        Condensed Statements of Cash Flows for the Year Ended December 31, 1999 and for the Period
          from October 30, 1998 to December 31, 1998

     3. Exhibits

     The following exhibits either (i) are filed herewith or (ii) have previously been filed with the Securities and Exchange Commission and are incorporated herein by reference to such prior filings. Previously filed registration statements and reports which are incorporated herein by reference are identified in the column captioned "SEC Document Reference." The Company will furnish any exhibit upon request to L. Camille Fowler, Vice
President -- Finance, Treasurer and Secretary of the Company, One Canal Place, 365 Canal Street, Suite 900, New Orleans, Louisiana 70130. There is a charge of $.50 per page to cover expenses of copying and mailing.

EXHIBIT
  NO.                    DESCRIPTION                           SEC DOCUMENT REFERENCE
-------                  -----------                           ----------------------
  2.01    Third Amended Joint Plan of                 022-22289
          Reorganization under Chapter 11 of the      Exhibit T3E.27 to Post-Effective
          Bankruptcy Code as Modified Through         Amendment No. 1 to Jazz Casino Company,
          October 13, 1998                            L.L.C.'s Application For Qualification of
                                                      Indentures on Form T-3
  3.01    Certificate of Incorporation of JCC         1-12095
          Holding Company                             Exhibit 3.02 to Pre-Effective Amendment
                                                      No. 2 to JCC Holding Company's
                                                      Registration Statement on Form 10
  3.02    Second Amended and Restated Bylaws of JCC   1-12095
          Holding Company                             Exhibit 3.05 to Pre-Effective Amendment
                                                      No. 2 to JCC Holding Company's
                                                      Registration Statement on Form 10

EXHIBIT
  NO.                    DESCRIPTION                           SEC DOCUMENT REFERENCE
-------                  -----------                           ----------------------
  3.03    Amendment No. 1 to Second Amended and       1-12095
          Restated Bylaws of JCC Holding Company      Exhibit 3.03 to JCC Holding Company's
                                                      Annual Report on Form 10-K for the Year
                                                      Ended December 31, 1998
  4.01    Indenture, dated as of October 30, 1998,    022-22289
          among Jazz Casino Company, L.L.C., as       Exhibit T3C.2 to Post-Effective Amendment
          Issuer, JCC Holding Company, JCC            No. 1 to Jazz Casino Company, L.L.C.'s
          Development Company, L.L.C., CP             Application for Qualification of
          Development, L.L.C. and FP Development      Indentures on Form T-3
          L.L.C., as Guarantors, and Norwest Bank
          Minnesota, National Association, as
          Trustee, with respect to the Senior
          Subordinated Notes due 2009 with
          Contingent Payments
  4.02    Indenture, dated as of October 30, 1998,    022-22291
          among Jazz Casino Company, L.L.C., as       Exhibit T3C.2 to Post-Effective Amendment
          Issuer, JCC Holding Company, JCC            No. 1 to Jazz Casino Company, L.L.C.'s
          Development Company, L.L.C., CP             Application for Qualification of
          Development, L.L.C. and FP Development      Indentures on Form T-3
          L.L.C., as Guarantors, and Norwest Bank
          Minnesota, National Association, as
          Trustee, with respect to the Senior
          Subordinated Contingent Notes due 2009
  4.03    Notes Completion Guarantee among Harrah's   1-12095
          Entertainment, Inc., Harrah's Operating     Exhibit 4.03 to Pre-Effective Amendment
          Company, Inc. and Norwest Bank Minnesota,   No. 2 to JCC Holding Company's
          National Association, as Trustee, dated     Registration Statement on Form 10
          October 30, 1998
  4.04    Indenture, dated as of October 30, 1998,    1-12095
          among Jazz Casino Company, L.L.C., as       Exhibit 4.04 to Pre-Effective Amendment
          Issuer, JCC Holding Company, as             No. 2 to JCC Holding Company's
          Guarantor, and Norwest Bank Minnesota,      Registration Statement on Form 10
          National Association, as Trustee, with
          respect to the 8% Convertible Junior
          Subordinated Debentures due 2010
  4.05    Registration Rights Agreement among Jazz    1-12095
          Casino Company, L.L.C., JCC Holding         Exhibit 4.05 to Pre-Effective Amendment
          Company, Salomon Smith Barney, Inc.,        No. 2 to JCC Holding Company's
          Donaldson, Lufkin & Jenrette Inc., BT       Registration Statement on Form 10
          Alex. Brown Incorporated, Bankers Trust
          Company and First National Bank of
          Commerce, dated as of October 30, 1998
  4.06    Registration Rights Agreement between JCC   1-12095
          Holding Company and Harrah's Crescent       Exhibit 4.06 to Pre-Effective Amendment
          City Investment Company, dated as of        No. 2 to JCC Holding Company's
          October 30, 1998                            Registration Statement on Form 10

EXHIBIT
  NO.                    DESCRIPTION                           SEC DOCUMENT REFERENCE
-------                  -----------                           ----------------------
  4.07    Warrant Agreement between JCC Holding       1-12095
          Company and Harrah's Crescent City          Exhibit 4.07 to Pre-Effective Amendment
          Investment Company, dated as of October     No. 2 to JCC Holding Company's
          30, 1998                                    Registration Statement on Form 10
  4.08    Subordinated Loan Agreement among Jazz      1-12095
          Casino Company, L.L.C., Harrah's            Exhibit 4.08 to Pre-Effective Amendment
          Operating Company, Inc. and Harrah's        No. 2 to JCC Holding Company's
          Entertainment, Inc., dated as of October    Registration Statement on Form 10
          30, 1998
  4.09    Intercreditor Agreement among Harrah's      1-12095
          Entertainment, Inc., Harrah's Operating     Exhibit 4.09 to Pre-Effective Amendment
          Company, Inc., Bankers Trust Company, as    No. 2 to JCC Holding Company's
          Administrative Agent, and Norwest Bank      Registration Statement on Form 10
          Minnesota, National Association, as
          Trustee, and The Bank of New York, as
          Collateral Agent, acknowledged and agreed
          to by JCC Holding Company, Jazz Casino
          Company, L.L.C., CP Development, L.L.C.,
          FP Development, L.L.C. and JCC
          Development Company, L.L.C., dated as of
          October 29, 1998
  4.10    Credit Agreement ("Credit Agreement")       1-12095
          among JCC Holding Company, Jazz Casino      Exhibit 4.10 to Pre-Effective Amendment
          Company, L.L.C., the Banks party thereto    No. 2 to JCC Holding Company's
          from time to time, and Bankers Trust        Registration Statement on Form 10
          Company, as Administrative Agent, dated
          as of October 29, 1998
 +4.11    Waiver to Credit Agreement dated June 4,
          1999 by and among JCC Holding Company,
          Jazz Casino Company, L.L.C., Harrah's
          Entertainment, Inc., Harrah's Operating
          Company, Inc., JCC Development Company,
          L.L.C., JCC Canal Development, L.L.C.,
          JCC Fulton Development, L.L.C. and
          Bankers Trust Company, as Administrative
          Agent
 +4.12    Waiver and Consent to Credit Agreement,
          dated November 1, 1999 by and among JCC
          Holding Company, Jazz Casino Company,
          L.L.C., JCC Development Company, L.L.C.,
          various banks party to the Credit
          Agreement and Bankers Trust Company, as
          Administrative Agent, acknowledged and
          agreed to by Harrah's Entertainment, Inc.
          and Harrah's Operating Company, Inc.

EXHIBIT
  NO.                    DESCRIPTION                           SEC DOCUMENT REFERENCE
-------                  -----------                           ----------------------
 +4.13    Third Waiver to Credit Agreement, dated
          February 29, 2000, by and among JCC
          Holding Company, Jazz Casino Company,
          L.L.C., various lending institutions
          party to the Credit Agreement and Bankers
          Trust Company, as Administrative Agent,
          acknowledged and consented to by Harrah's
          Entertainment, Inc. and Harrah's
          Operating Company, Inc.
 10.01    Amended and Restated Lease Agreement        1-12095
          among Rivergate Development Corporation,    Exhibit 10.01 to Pre-Effective Amendment
          as Landlord, and Jazz Casino Company,       No. 2 to JCC Holding Company's
          L.L.C., as Tenant, and the City of New      Registration Statement on Form 10
          Orleans, as Intervenor, dated October 29,
          1998
 10.02    Amended and Restated General Development    1-12095
          Agreement among Rivergate Development       Exhibit 10.02 to Pre-Effective Amendment
          Corporation, Jazz Casino Company, L.L.C.    No. 2 to JCC Holding Company's
          and the City of New Orleans, as             Registration Statement on Form 10
          Intervenor, dated October 29, 1998
 10.03    Basin Street Casino Lease Termination       33-73370
          Agreement among the City of New Orleans,    Exhibit 10.33 to Harrah's Jazz Company's
          the Rivergate Development Corporation and   Annual Report on Form 10-K for the fiscal
          Harrah's Jazz Company, dated January 15,    year ended December 31, 1997
          1997
 10.04    Casino Operating Contract between the       33-73370
          Louisiana Economic Development and Gaming   Exhibit 10.04 to Amendment No. 3 to
          Corporation and Harrah's Jazz Company,      Harrah's Jazz Company's and Harrah's Jazz
          dated March 14, 1994                        Finance Corp.'s Registration Statement on
                                                      Form S-1
 10.05    Amended and Renegotiated Casino Operating   1-12095
          Contract among the State of Louisiana by    Exhibit 10.05 to Pre-Effective Amendment
          and through the Louisiana Gaming Control    No. 2 to JCC Holding Company's
          Board, Harrah's Jazz Company, Jazz Casino   Registration Statement on Form 10
          Company, L.L.C., and Harrah's New Orleans
          Management Company and JCC Holding
          Company, as Intervenors effective as of
          October 30, 1998
 10.06    Second Amended and Restated Management      1-12095
          Agreement between Harrah's New Orleans      Exhibit 10.06 to Pre-Effective Amendment
          Management Company and Jazz Casino          No. 2 to JCC Holding Company's
          Company, L.L.C., acknowledged and           Registration Statement on Form 10
          consented to by Rivergate Development
          Corporation, as Landlord, dated as of
          October 29, 1998
 10.07    Second Floor Non-Gaming Sublease between    1-12095
          Jazz Casino Company, L.L.C., as             Exhibit 10.07 to Pre-Effective Amendment
          Sublessor, and JCC Development Company,     No. 2 to JCC Holding Company's
          L.L.C., as Sublessee, dated October 29,     Registration Statement on Form 10
          1998

EXHIBIT
  NO.                    DESCRIPTION                           SEC DOCUMENT REFERENCE
-------                  -----------                           ----------------------
 10.08    City/RDC Completion Guarantee among         1-12095
          Harrah's Entertainment, Inc., Harrah's      Exhibit 10.08 to Pre-Effective Amendment
          Operating Company, Inc., the Rivergate      No. 2 to JCC Holding Company's
          Development Corporation and the City of     Registration Statement on Form 10
          New Orleans, dated as of October 29, 1998
 10.09    LGCB Completion Guarantee among Harrah's    1-12095
          Entertainment, Inc., Harrah's Operating     Exhibit 10.09 to Pre-Effective Amendment
          Company, Inc., accepted and agreed to by    No. 2 to JCC Holding Company's
          the Louisiana Gaming Control Board, dated   Registration Statement on Form 10
          as of October 30, 1998
 10.10    Amended and Restated Subordinated           1-12095
          Completion Loan Agreement among Jazz        Exhibit 10.10 to Pre-Effective Amendment
          Casino Company, L.L.C., Harrah's            No. 2 to JCC Holding Company's
          Entertainment, Inc., Harrah's Operating     Registration Statement on Form 10
          Company, Inc., and as to the provisions
          of Sections 2(C)iii and (iv) only, agreed
          and accepted by Bankers Trust Company as
          Administrative Agent for Lenders, dated
          October 30, 1998
 10.11    Amended and Restated Construction Lien      1-12095
          Indemnity Obligation Agreement between      Exhibit 10.11 to Pre-Effective Amendment
          Jazz Casino Company, L.L.C. and Harrah's    No. 2 to JCC Holding Company's
          Operating Company, Inc., dated October      Registration Statement on Form 10
          30, 1998
 10.12    Bank Completion Guarantee among Harrah's    1-12095
          Entertainment, Inc. and Harrah's            Exhibit 10.12 to Pre-Effective Amendment
          Operating Company, Inc., accepted and       No. 2 to JCC Holding Company's
          agreed to by Bankers Trust Company, as      Registration Statement on Form 10
          Administrative Agent, dated October 29,
          1998
 10.13    Completion Guarantor Subordination          1-12095
          Agreement (Senior Subordinated Notes)       Exhibit 10.13 to Pre-Effective Amendment
          among Harrah's Entertainment, Inc.,         No. 2 to JCC Holding Company's
          Harrah's Operating Company, Inc. and        Registration Statement on Form 10
          Norwest Bank Minnesota, N.A., as Trustee,
          acknowledged and agreed to by Jazz Casino
          Company, L.L.C., dated as of October 30,
          1998
 10.14    Manager Subordination Agreement             1-12095
          (Landlord) among Harrah's New Orleans       Exhibit 10.14 to Pre-Effective Amendment
          Management Company, the City of New         No. 2 to JCC Holding Company's
          Orleans and Rivergate Development           Registration Statement on Form 10
          Corporation, dated as of October 29, 1998
 10.15    Manager Subordination Agreement (Lenders)   1-12095
          between Harrah's New Orleans Management     Exhibit 10.15 to Pre-Effective Amendment
          Company and Bankers Trust Company, as       No. 2 to JCC Holding Company's
          Administrative Agent, acknowledged and      Registration Statement on Form 10
          agreed to by Jazz Casino Company, L.L.C.
          and The Bank of New York, dated as of
          October 29, 1998

EXHIBIT
  NO.                    DESCRIPTION                           SEC DOCUMENT REFERENCE
-------                  -----------                           ----------------------
 10.16    Manager Subordination Agreement (Senior     1-12095
          Subordinated Notes) between Harrah's New    Exhibit 10.16 to Pre-Effective Amendment
          Orleans Management Company and Norwest      No. 2 to JCC Holding Company's
          Bank Minnesota, National Association, as    Registration Statement on Form 10
          Trustee, acknowledged and agreed to by
          Jazz Casino Company, L.L.C., and The Bank
          of New York, dated as of October 29, 1998
 10.17    HET Subordinated Lender Subordination       1-12095
          Agreement (Lenders) among Harrah's          Exhibit 10.17 to Pre-Effective Amendment
          Entertainment, Inc., Harrah's Operating     No. 2 to JCC Holding Company's
          Company, Inc. and Bankers Trust Company,    Registration Statement on Form 10
          as Administrative Agent, acknowledged and
          agreed to by Jazz Casino Company, L.L.C.,
          dated as of October 29, 1998
 10.18    Management Fee Reimbursement Agreement      1-12095
          Guarantee among Harrah's Entertainment,     Exhibit 10.18 to Pre-Effective Amendment
          Inc., Harrah's Operating Company, Inc.,     No. 2 to JCC Holding Company's
          Jazz Casino Company, L.L.C., and Harrah's   Registration Statement on Form 10
          New Orleans Management Company, dated
          October 29, 1998
 10.19    Performance Bond among Jazz Casino          1-12095
          Company, L.L.C. as Principal, and           Exhibit 10.19 to Pre-Effective Amendment
          Reliance Insurance Company and United       No. 2 to JCC Holding Company's
          States Fidelity and Guaranty Company, as    Registration Statement on Form 10
          Sureties, for the benefit of each of the
          City of New Orleans, Rivergate
          Development Corporation, the Louisiana
          Gaming Control Board, Norwest Bank,
          Minnesota, N.A., and Bankers Trust
          Company (collectively, the "Obligees"),
          dated October 29, 1998
 10.20    JCC Holding Company 1998 Long-Term          1-12095
          Incentive Plan                              Exhibit 10.20 to JCC Holding Company's
                                                      Annual Report on Form 10-K for the Year
                                                      Ended December 31, 1998
 10.21    Completion Guarantor Subordination          1-12095
          Agreement (Lenders) among Harrah's          Exhibit 10.21 to Pre-Effective Amendment
          Entertainment, Inc., Harrah's Operating     No. 2 to JCC Holding Company's
          Company, Inc. and Bankers Trust Company,    Registration Statement on Form 10
          as Administrative Agent, acknowledged and
          agreed to by Jazz Casino Company, L.L.C.,
          dated as of October 29, 1998

EXHIBIT
  NO.                    DESCRIPTION                           SEC DOCUMENT REFERENCE
-------                  -----------                           ----------------------
 10.22    Completion Guarantor Subordination          1-12095
          Agreement (Convertible Junior               Exhibit 10.22 to Pre-Effective Amendment
          Subordinated Debentures) among Harrah's     No. 2 to JCC Holding Company's
          Entertainment, Inc., Harrah's Operating     Registration Statement on Form 10
          Company, Inc. and Norwest Bank Minnesota,
          N.A., as Trustee, acknowledged and agreed
          to by Jazz Casino Company, L.L.C., dated
          as of October 30, 1998
 10.23    HET Subordinated Lender Subordination       1-12095
          Agreement (Senior Subordinated Notes)       Exhibit 10.23 to Pre-Effective Amendment
          among Harrah's Entertainment, Inc.,         No. 2 to JCC Holding Company's
          Harrah's Operating Company, Inc. and        Registration Statement on Form 10
          Norwest Bank Minnesota, N.A., as Trustee,
          acknowledged and agreed to by Jazz Casino
          Company, L.L.C., dated as of October 30,
          1998
 10.24    HET Subordinated Lender Subordination       1-12095
          Agreement (Convertible Junior               Exhibit 10.24 to Pre-Effective Amendment
          Subordinated Debentures) among Harrah's     No. 2 to JCC Holding Company's
          Entertainment, Inc., Harrah's Operating     Registration Statement on Form 10
          Company, Inc. and Norwest Bank Minnesota,
          N.A., as Trustee, acknowledged and agreed
          to by Jazz Casino Company, L.L.C., dated
          as of October 29, 1998
 10.25    Credit Enhancement Fee Agreement between    1-12095
          Jazz Casino Company, L.L.C. and Harrah's    Exhibit 10.25 to Pre-Effective Amendment
          Operating Company, Inc., dated October      No. 2 to JCC Holding Company's
          29, 1998                                    Registration Statement on Form 10
 10.26    HET/JCC Agreement between Harrah's          1-12095
          Entertainment, Inc., Harrah's Operating     Exhibit 10.26 to Pre-Effective Amendment
          Company, Inc. and Jazz Casino Company,      No. 2 to JCC Holding Company's
          L.L.C., dated October 30, 1998              Registration Statement on Form 10
 10.27    Guaranty and Loan Purchase Agreement by     1-12095
          Harrah's Entertainment, Inc. and Harrah's   Exhibit 10.27 to Pre-Effective Amendment
          Operating Company, Inc., acknowledged and   No. 2 to JCC Holding Company's
          agreed to by Bankers Trust Company as       Registration Statement on Form 10
          Administrative Agent, dated as of October
          29, 1998
 10.28    Act of Mortgage and Collateral Assignment   1-12095
          by Jazz Casino Company L.L.C., in favor     Exhibit 10.28 to Pre-Effective Amendment
          of The Bank of New York, as Collateral      No. 2 to JCC Holding Company's
          Agent, for the present and future holders   Registration Statement on Form 10
          of the Secured Indebtedness, dated
          October 29, 1998, effective as of October
          30, 1998

EXHIBIT
  NO.                    DESCRIPTION                           SEC DOCUMENT REFERENCE
-------                  -----------                           ----------------------
 10.29    Act of Mortgage and Collateral Assignment   1-12095
          by CP Development, L.L.C., in favor of      Exhibit 10.29 to Pre-Effective Amendment
          The Bank of New York, as Collateral         No. 2 to JCC Holding Company's
          Agent, for the present and future holders   Registration Statement on Form 10
          of the Secured Obligations, dated October
          29, 1998, effective as of October 30,
          1998
 10.30    Act of Mortgage and Collateral Assignment   1-12095
          by FP Development, L.L.C., in favor of      Exhibit 10.30 to Pre-Effective Amendment
          The Bank of New York, as Collateral         No. 2 to JCC Holding Company's
          Agent, for the present and future holders   Registration Statement on Form 10
          of the Secured Obligations, dated October
          29, 1998, effective as of October 30,
          1998
 10.31    Act of Mortgage and Collateral Assignment   1-12095
          by JCC Development Company, L.L.C., in      Exhibit 10.31 to Pre-Effective Amendment
          favor of The Bank of New York, as           No. 2 to JCC Holding Company's
          Collateral Agent, for the present and       Registration Statement on Form 10
          future holders of the Secured
          Obligations, dated October 29, 1998,
          effective as of October 30, 1998
 10.32    Credit Enhancement Fee Agreement (Bank      1-12095
          Credit Agreement) by and among Bankers      Exhibit 10.32 to Pre-Effective Amendment
          Trust Company, as Administrative Agent      No. 2 to JCC Holding Company's
          for Morgan Stanley Prime Income Trust and   Registration Statement on Form 10
          Van Kampen American Capital Prime Rate
          Income Trust, Harrah's Operating Company,
          Inc. and Harrah's Entertainment, Inc.,
          dated October 29, 1998
 10.33    Security Agreement, dated as of October     1-12095
          29, 1998, among JCC Holding Company, Jazz   Exhibit 10.33 to Pre-Effective Amendment
          Casino Company, L.L.C., CP Development,     No. 2 to JCC Holding Company's
          L.L.C., FP Development, L.L.C., and JCC     Registration Statement on Form 10
          Development Company., L.L.C. (each, an
          "Assignor" and, together with any other
          entity that becomes a party, the
          "Assignors"), The Bank of New York, as
          Collateral Agent for the benefit of
          Harrah's Entertainment, Inc., Harrah's
          Operating Company, Inc. and the Secured
          Creditors.
 10.34    Pledge Agreement, dated as of October 29,   1-12095
          1998, among JCC Holding Company, Jazz       Exhibit 10.34 to Pre-Effective Amendment
          Casino Company, L.L.C., CP Development,     No. 2 to JCC Holding Company's
          L.L.C., FP Development, L.L.C., and JCC     Registration Statement on Form 10
          Development Company., L.L.C. (each a
          "Pledgor" and collectively, the
          "Pledgors"), The Bank of New York
          Harrah's Entertainment, Inc., Harrah's
          Operating Company, Inc. and the Secured
          Creditors.

EXHIBIT
  NO.                    DESCRIPTION                           SEC DOCUMENT REFERENCE
-------                  -----------                           ----------------------
 10.35    Subsidiaries Guaranty, dated as of          1-12095
          October 29, 1998, among CP Development,     Exhibit 10.35 to Pre-Effective Amendment
          L.L.C., FP Development, L.L.C. and JCC      No. 2 to JCC Holding Company's
          Development Company, L.L.C. (each a         Registration Statement on Form 10
          "Guarantor" and, together with any other
          entity that becomes a party, the
          "Guarantors"), and Bankers Trust Company,
          as Administrative Agent, for the benefit
          of the Creditors.
 10.36    Assignment of Contracts and Ancillary       1-12095
          Rights, dated as of October 30, 1998,       Exhibit 10.36 to Pre-Effective Amendment
          among Jazz Casino Company, L.L.C.,          No. 2 to JCC Holding Company's
          Harrah's Operating Company, Inc. and        Registration Statement on Form 10
          Harrah's Entertainment, Inc.
 10.37    Amended and Restated Open Access Plans of   1-12095
          Jazz Casino Company, L.L.C., Submitted to   Exhibit 10.37 to Pre-Effective Amendment
          the Council of the City of New Orleans on   No. 2 to JCC Holding Company's
          October 15, 1998.                           Registration Statement on Form 10
 10.38    Open Access Program                         1-12095
                                                      Exhibit 10.38 to Pre-Effective Amendment
                                                      No. 2 to JCC Holding Company's
                                                      Registration Statement on Form 10
 10.39    1999 Non-Employee Director Stock Option     1-12095
          Plan                                        Exhibit 10.20 to JCC Holding Company's
                                                      Annual Report on Form 10-K for the Year
                                                      Ended December 31, 1998
 10.40    Employment Agreement, dated as of May 6,    Exhibit 10.40 to JCC Holding Company's
          1999, by and between JCC Holding Company    Quarterly Report on Form 10-Q for the
          and Frederick W. Burford.                   Quarter Ended June 30, 1999.
 10.41    Employment Agreement, dated as of August    Exhibit 10.41 to JCC Holding Company's
          25, 1999, by and between JCC Holding        Quarterly Report on Form 10-Q for the
          Company and L. Camille Fowler.              Quarter Ended September 30, 1999.
+10.42    Letter dated February 29, 2000 from
          Harrah's Entertainment, Inc. agreeing to
          re-post Minimum Payment Guaranty.
+10.43    Letter dated February 29, 2000 from
          Harrah's Entertainment, Inc. agreeing to
          make daily payments to the state of
          Louisiana under the Amended and
          Renegotiated Casino Operating Contract.
+10.44    First Amendment to Amended and
          Renegotiated Casino Operating Contract,
          dated October 19, 1999, among the state
          of Louisiana, by and through the
          Louisiana Gaming Control Board, and Jazz
          Casino Company, L.L.C., agreed and
          consented to by Harrah's Entertainment,
          Inc. and Harrah's Operating Company, Inc.

EXHIBIT
  NO.                    DESCRIPTION                           SEC DOCUMENT REFERENCE
-------                  -----------                           ----------------------
+10.45    Limited Forbearance Agreement, dated
          February 29, 2000, by and among Harrah's
          New Orleans Management Company, Harrah's
          Operating Company, Inc., and Jazz Casino
          Company, L.L.C.
+10.46    Promissory Note, dated October 26, 1999
          from JCC Development Company, L.L.C. to
          Harrah's Operating Company, Inc.
+10.47    Master Lease Agreement, dated October 28,
          1999 by and among Harrah's Operating
          Company, Inc. and Jazz Casino Company,
          L.L.C.
+10.48    Used Slot Machine Purchase Agreement,
          dated October 28, 1999 by and between
          Harrah's Operating Company, Inc., and
          Jazz Casino Company, L.L.C.
+10.49    Agreement effective as of January 1, 1999
          by and between Jazz Casino Company,
          L.L.C. and Thomas M. Morgan.
+10.50    Executive Leasing Agreement, effective as
          of January 1, 1999 by and between
          Harrah's Operating Company, Inc. and Jazz
          Casino Company, L.L.C.
+10.51    Purchase and Sale Agreement, dated
          February 14, 2000 by and between JCC
          Fulton Development, L.L.C. and WI
          Acquisition Corporation.
+10.52    Administrative Services Agreement between
          Jazz Casino Company, L.L.C. and Harrah's
          Operating Company, Inc., dated October
          30, 1998.
+21.01    List of Subsidiaries of JCC Holding
          Company
+23.01    Consent of Arthur Andersen LLP,
          Independent Public Accountants, dated
          March 29, 2000.
+23.02    Consent of Deloitte & Touche LLP,
          Independent Public Accountants, dated
          March 29, 2000.
+27.01    Financial Data Schedule
 99.01    Opinion of New Orleans City Attorney        33-73370
          regarding Amusement Tax                     Exhibit 99.02 to Amendment No. 4 to
                                                      Harrah's Jazz Company's and Harrah's Jazz
                                                      Finance Corp.'s Registration Statement on
                                                      Form S-1

---------------

+ Filed herewith.

     (b) Reports on Form 8-K

     The Company filed no Current Reports on Form 8-K during the fourth fiscal quarter ended December 31, 1999.

     (c) See Item 14(a) 3. above.

     (d) See Item 14(a) 2. above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2000.

                                            JCC HOLDING COMPANY

                                            By:  /s/ FREDERICK W. BURFORD
                                              ----------------------------------
                                                     Frederick W. Burford
                                                President and Chief Executive
                                                            Officer

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2000.

                      SIGNATURE                                              TITLE
                      ---------                                              -----

              /s/ FREDERICK W. BURFORD                   President and Chief Executive Officer
-----------------------------------------------------      (principal executive officer)
                Frederick W. Burford

                  /s/ COLIN V. REED                      Class B Director
-----------------------------------------------------
                    Colin V. Reed

                 /s/ SETH E. LEMLER                      Class A Director
-----------------------------------------------------
                   Seth E. Lemler

                 /s/ PHILIP G. SATRE                     Class B Director
-----------------------------------------------------
                   Philip G. Satre

                 /s/ RUDY J. CERONE                      Class A Director
-----------------------------------------------------
                   Rudy J. Cerone

                /s/ EDDIE N. WILLIAMS                    Class B Director
-----------------------------------------------------
                  Eddie N. Williams

                 /s/ EDWIN JACOBSON                      Class A Director
-----------------------------------------------------
                   Edwin Jacobson

                /s/ L. CAMILLE FOWLER                    Vice President -- Finance, Treasurer and
-----------------------------------------------------      Secretary (principal financial and
                  L. Camille Fowler                        accounting officer)

                              JCC HOLDING COMPANY
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)
      SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF JCC HOLDING COMPANY

                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                1999       1998
                                                              --------   --------
                                     ASSETS
Current Assets:
  Cash and cash equivalents.................................  $      4   $     --
  Intercompany receivables..................................        62         --
                                                              --------   --------
          Total current assets..............................        66         --
                                                              --------   --------
  Investment in subsidiaries................................    46,042    104,720
                                                              --------   --------
          Total Assets......................................  $ 46,108   $104,720
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Intercompany payables.....................................  $    462   $     --
  Accrued franchise taxes...................................        30        310
                                                              --------   --------
          Total current liabilities.........................       492        310
                                                              --------   --------
Commitments and Contingencies
Stockholders' Equity:
  Common Stock:
     Unclassified Common Stock (40,000 shares authorized;
      none issued and outstanding; par value $.01 per
      share)................................................        --         --
     Class A Common Stock (20,000 shares authorized; 5,638
      shares and 5,547 shares, respectively, issued and
      outstanding; par value $.01
       per share)...........................................        56         55
     Class B Common Stock (20,000 shares authorized; 4,453
      shares issued and outstanding; par value $.01 per
      share)................................................        45         45
  Additional paid-in capital................................   108,538    107,987
  Accumulated deficit.......................................   (62,817)    (3,677)
  Less -- unearned compensation.............................      (206)        --
                                                              --------   --------
          Total stockholders' equity........................    45,616    104,410
                                                              --------   --------
          Total Liabilities and Stockholders' Equity........  $ 46,108   $104,720
                                                              ========   ========

     See JCC Holding Company and Subsidiaries Notes to Consolidated Financial Statements in Part II, Item 8.

                              JCC HOLDING COMPANY
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)
      SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF JCC HOLDING COMPANY

                       CONDENSED STATEMENTS OF OPERATIONS
              FOR THE YEAR ENDED DECEMBER 31, 1999 AND THE PERIOD
                   FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              TWO-MONTH
                                                               YEAR ENDED    PERIOD ENDED
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
Expenses and Other Deductions:
  Equity in subsidiary losses...............................  $    58,703    $     3,367
  General and administrative expenses.......................          437            310
                                                              -----------    -----------
          Total.............................................       59,140          3,677
                                                              -----------    -----------
Net Loss....................................................  $   (59,140)   $    (3,677)
                                                              ===========    ===========
Basic Net Loss Per Share....................................  $     (5.88)   $     (0.37)
                                                              ===========    ===========
Weighted Average Shares Outstanding.........................   10,055,140     10,000,000
                                                              ===========    ===========

     See JCC Holding Company and Subsidiaries Notes to Consolidated Financial Statements in Part II, Item 8.

                              JCC HOLDING COMPANY
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)
      SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF JCC HOLDING COMPANY

                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEAR ENDED DECEMBER 31, 1999 AND THE PERIOD
                   FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                              COMMON STOCK
                                    ---------------------------------
                                        CLASS A           CLASS B       ADDITIONAL
                                    ---------------   ---------------    PAID-IN     ACCUMULATED     UNEARNED
                                    SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL       DEFICIT     COMPENSATION    TOTAL
                                    ------   ------   ------   ------   ----------   -----------   ------------   --------
Balance -- October 30, 1998.......  5,547     $55     4,453     $45      $107,987     $     --        $  --       $108,087
  Net loss........................                                                      (3,677)                     (3,677)
                                    -----     ---     -----     ---      --------     --------        -----       --------
Balance -- December 31, 1998......  5,547      55     4,453      45       107,987       (3,677)          --        104,410
                                    -----     ---     -----     ---      --------     --------        -----       --------
  Restricted stock activity.......     92       1                             526                      (206)           321
  Other...........................     (1)                                     25                                       25
  Net loss........................                                                     (59,140)                    (59,140)
                                    -----     ---     -----     ---      --------     --------        -----       --------
Balance -- December 31, 1999......  5,638     $56     4,453     $45      $108,538     $(62,817)       $(206)      $ 45,616
                                    =====     ===     =====     ===      ========     ========        =====       ========

     See JCC Holding Company and Subsidiaries Notes to Consolidated Financial Statements in Part II, Item 8.

                              JCC HOLDING COMPANY
                      (SUCCESSOR TO HARRAH'S JAZZ COMPANY)
      SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF JCC HOLDING COMPANY

                       CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE YEAR ENDED DECEMBER 31, 1999 AND THE PERIOD
                   FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                              TWO-MONTH
                                                               YEAR ENDED    PERIOD ENDED
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
Cash Flows From Operating Activities:
  Net loss..................................................    $(59,140)      $(3,677)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Equity in subsidiary losses............................      58,703         3,367
     Amortization of unearned compensation..................         259            --
  Changes in operating assets and liabilities:
     Intercompany payable...................................         462            --
     Franchise tax payable..................................        (280)          310
                                                                --------       -------
          Net cash flows used in operating activities.......           4            --
                                                                --------       -------
Net decrease in cash and cash equivalents...................           4            --
Cash and cash equivalents, beginning of period..............          --            --
                                                                --------       -------
Cash and cash equivalents, end of period....................    $      4       $    --
                                                                ========       =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Noncash investing and financing activities:
     Issuance of restricted stock awards....................    $    527       $    --

     See JCC Holding Company and Subsidiaries Notes to Consolidated Financial Statements in Part II, Item 8.

                                 EXHIBIT INDEX

EXHIBIT
  NO.                    DESCRIPTION                           SEC DOCUMENT REFERENCE
-------                  -----------                           ----------------------
  2.01    Third Amended Joint Plan of                 022-22289
          Reorganization under Chapter 11 of the      Exhibit T3E.27 to Post-Effective
          Bankruptcy Code as Modified Through         Amendment No. 1 to Jazz Casino Company,
          October 13, 1998                            L.L.C.'s Application For Qualification of
                                                      Indentures on Form T-3
  3.01    Certificate of Incorporation of JCC         1-12095
          Holding Company                             Exhibit 3.02 to Pre-Effective Amendment
                                                      No. 2 to JCC Holding Company's
                                                      Registration Statement on Form 10
  3.02    Second Amended and Restated Bylaws of JCC   1-12095
          Holding Company                             Exhibit 3.05 to Pre-Effective Amendment
                                                      No. 2 to JCC Holding Company's
                                                      Registration Statement on Form 10
  3.03    Amendment No. 1 to Second Amended and       1-12095
          Restated Bylaws of JCC Holding Company      Exhibit 3.03 to JCC Holding Company's
                                                      Annual Report on Form 10-K for the Year
                                                      Ended December 31, 1998
  4.01    Indenture, dated as of October 30, 1998,    022-22289
          among Jazz Casino Company, L.L.C., as       Exhibit T3C.2 to Post-Effective Amendment
          Issuer, JCC Holding Company, JCC            No. 1 to Jazz Casino Company, L.L.C.'s
          Development Company, L.L.C., CP             Application for Qualification of
          Development, L.L.C. and FP Development      Indentures on Form T-3
          L.L.C., as Guarantors, and Norwest Bank
          Minnesota, National Association, as
          Trustee, with respect to the Senior
          Subordinated Notes due 2009 with
          Contingent Payments
  4.02    Indenture, dated as of October 30, 1998,    022-22291
          among Jazz Casino Company, L.L.C., as       Exhibit T3C.2 to Post-Effective Amendment
          Issuer, JCC Holding Company, JCC            No. 1 to Jazz Casino Company, L.L.C.'s
          Development Company, L.L.C., CP             Application for Qualification of
          Development, L.L.C. and FP Development      Indentures on Form T-3
          L.L.C., as Guarantors, and Norwest Bank
          Minnesota, National Association, as
          Trustee, with respect to the Senior
          Subordinated Contingent Notes due 2009
  4.03    Notes Completion Guarantee among Harrah's   1-12095
          Entertainment, Inc., Harrah's Operating     Exhibit 4.03 to Pre-Effective Amendment
          Company, Inc. and Norwest Bank Minnesota,   No. 2 to JCC Holding Company's
          National Association, as Trustee, dated     Registration Statement on Form 10
          October 30, 1998

EXHIBIT
  NO.                    DESCRIPTION                           SEC DOCUMENT REFERENCE
-------                  -----------                           ----------------------
  4.04    Indenture, dated as of October 30, 1998,    1-12095
          among Jazz Casino Company, L.L.C., as       Exhibit 4.04 to Pre-Effective Amendment
          Issuer, JCC Holding Company, as             No. 2 to JCC Holding Company's
          Guarantor, and Norwest Bank Minnesota,      Registration Statement on Form 10
          National Association, as Trustee, with
          respect to the 8% Convertible Junior
          Subordinated Debentures due 2010
  4.05    Registration Rights Agreement among Jazz    1-12095
          Casino Company, L.L.C., JCC Holding         Exhibit 4.05 to Pre-Effective Amendment
          Company, Salomon Smith Barney, Inc.,        No. 2 to JCC Holding Company's
          Donaldson, Lufkin & Jenrette Inc., BT       Registration Statement on Form 10
          Alex. Brown Incorporated, Bankers Trust
          Company and First National Bank of
          Commerce, dated as of October 30, 1998
  4.06    Registration Rights Agreement between JCC   1-12095
          Holding Company and Harrah's Crescent       Exhibit 4.06 to Pre-Effective Amendment
          City Investment Company, dated as of        No. 2 to JCC Holding Company's
          October 30, 1998                            Registration Statement on Form 10
  4.07    Warrant Agreement between JCC Holding       1-12095
          Company and Harrah's Crescent City          Exhibit 4.07 to Pre-Effective Amendment
          Investment Company, dated as of October     No. 2 to JCC Holding Company's
          30, 1998                                    Registration Statement on Form 10
  4.08    Subordinated Loan Agreement among Jazz      1-12095
          Casino Company, L.L.C., Harrah's            Exhibit 4.08 to Pre-Effective Amendment
          Operating Company, Inc. and Harrah's        No. 2 to JCC Holding Company's
          Entertainment, Inc., dated as of October    Registration Statement on Form 10
          30, 1998
  4.09    Intercreditor Agreement among Harrah's      1-12095
          Entertainment, Inc., Harrah's Operating     Exhibit 4.09 to Pre-Effective Amendment
          Company, Inc., Bankers Trust Company, as    No. 2 to JCC Holding Company's
          Administrative Agent, and Norwest Bank      Registration Statement on Form 10
          Minnesota, National Association, as
          Trustee, and The Bank of New York, as
          Collateral Agent, acknowledged and agreed
          to by JCC Holding Company, Jazz Casino
          Company, L.L.C., CP Development, L.L.C.,
          FP Development, L.L.C. and JCC
          Development Company, L.L.C., dated as of
          October 29, 1998
  4.10    Credit Agreement ("Credit Agreement")       1-12095
          among JCC Holding Company, Jazz Casino      Exhibit 4.10 to Pre-Effective Amendment
          Company, L.L.C., the Banks party thereto    No. 2 to JCC Holding Company's
          from time to time, and Bankers Trust        Registration Statement on Form 10
          Company, as Administrative Agent, dated
          as of October 29, 1998

EXHIBIT
  NO.                    DESCRIPTION                           SEC DOCUMENT REFERENCE
-------                  -----------                           ----------------------
 +4.11    Waiver to Credit Agreement dated June 4,
          1999 by and among JCC Holding Company,
          Jazz Casino Company, L.L.C., Harrah's
          Entertainment, Inc., Harrah's Operating
          Company, Inc., JCC Development Company,
          L.L.C., JCC Canal Development, L.L.C.,
          JCC Fulton Development, L.L.C. and
          Bankers Trust Company, as Administrative
          Agent
 +4.12    Waiver and Consent to Credit Agreement,
          dated November 1, 1999 by and among JCC
          Holding Company, Jazz Casino Company,
          L.L.C., JCC Development Company, L.L.C.,
          various banks party to the Credit
          Agreement and Bankers Trust Company, as
          Administrative Agent, acknowledged and
          agreed to by Harrah's Entertainment, Inc.
          and Harrah's Operating Company, Inc.
 +4.13    Third Waiver to Credit Agreement, dated
          February 29, 2000, by and among JCC
          Holding Company, Jazz Casino Company,
          L.L.C., various lending institutions
          party to the Credit Agreement and Bankers
          Trust Company, as Administrative Agent,
          acknowledged and consented to by Harrah's
          Entertainment, Inc. and Harrah's
          Operating Company, Inc.
 10.01    Amended and Restated Lease Agreement        1-12095
          among Rivergate Development Corporation,    Exhibit 10.01 to Pre-Effective Amendment
          as Landlord, and Jazz Casino Company,       No. 2 to JCC Holding Company's
          L.L.C., as Tenant, and the City of New      Registration Statement on Form 10
          Orleans, as Intervenor, dated October 29,
          1998
 10.02    Amended and Restated General Development    1-12095
          Agreement among Rivergate Development       Exhibit 10.02 to Pre-Effective Amendment
          Corporation, Jazz Casino Company, L.L.C.    No. 2 to JCC Holding Company's
          and the City of New Orleans, as             Registration Statement on Form 10
          Intervenor, dated October 29, 1998
 10.03    Basin Street Casino Lease Termination       33-73370
          Agreement among the City of New Orleans,    Exhibit 10.33 to Harrah's Jazz Company's
          the Rivergate Development Corporation and   Annual Report on Form 10-K for the fiscal
          Harrah's Jazz Company, dated January 15,    year ended December 31, 1997
          1997
 10.04    Casino Operating Contract between the       33-73370
          Louisiana Economic Development and Gaming   Exhibit 10.04 to Amendment No. 3 to
          Corporation and Harrah's Jazz Company,      Harrah's Jazz Company's and Harrah's Jazz
          dated March 14, 1994                        Finance Corp.'s Registration Statement on
                                                      Form S-1

EXHIBIT
  NO.                    DESCRIPTION                           SEC DOCUMENT REFERENCE
-------                  -----------                           ----------------------
 10.05    Amended and Renegotiated Casino Operating   1-12095
          Contract among the State of Louisiana by    Exhibit 10.05 to Pre-Effective Amendment
          and through the Louisiana Gaming Control    No. 2 to JCC Holding Company's
          Board, Harrah's Jazz Company, Jazz Casino   Registration Statement on Form 10
          Company, L.L.C., and Harrah's New Orleans
          Management Company and JCC Holding
          Company, as Intervenors effective as of
          October 30, 1998
 10.06    Second Amended and Restated Management      1-12095
          Agreement between Harrah's New Orleans      Exhibit 10.06 to Pre-Effective Amendment
          Management Company and Jazz Casino          No. 2 to JCC Holding Company's
          Company, L.L.C., acknowledged and           Registration Statement on Form 10
          consented to by Rivergate Development
          Corporation, as Landlord, dated as of
          October 29, 1998
 10.07    Second Floor Non-Gaming Sublease between    1-12095
          Jazz Casino Company, L.L.C., as             Exhibit 10.07 to Pre-Effective Amendment
          Sublessor, and JCC Development Company,     No. 2 to JCC Holding Company's
          L.L.C., as Sublessee, dated October 29,     Registration Statement on Form 10
          1998
 10.08    City/RDC Completion Guarantee among         1-12095
          Harrah's Entertainment, Inc., Harrah's      Exhibit 10.08 to Pre-Effective Amendment
          Operating Company, Inc., the Rivergate      No. 2 to JCC Holding Company's
          Development Corporation and the City of     Registration Statement on Form 10
          New Orleans, dated as of October 29, 1998
 10.09    LGCB Completion Guarantee among Harrah's    1-12095
          Entertainment, Inc., Harrah's Operating     Exhibit 10.09 to Pre-Effective Amendment
          Company, Inc., accepted and agreed to by    No. 2 to JCC Holding Company's
          the Louisiana Gaming Control Board, dated   Registration Statement on Form 10
          as of October 30, 1998
 10.10    Amended and Restated Subordinated           1-12095
          Completion Loan Agreement among Jazz        Exhibit 10.10 to Pre-Effective Amendment
          Casino Company, L.L.C., Harrah's            No. 2 to JCC Holding Company's
          Entertainment, Inc., Harrah's Operating     Registration Statement on Form 10
          Company, Inc., and as to the provisions
          of Sections 2(C)iii and (iv) only, agreed
          and accepted by Bankers Trust Company as
          Administrative Agent for Lenders, dated
          October 30, 1998
 10.11    Amended and Restated Construction Lien      1-12095
          Indemnity Obligation Agreement between      Exhibit 10.11 to Pre-Effective Amendment
          Jazz Casino Company, L.L.C. and Harrah's    No. 2 to JCC Holding Company's
          Operating Company, Inc., dated October      Registration Statement on Form 10
          30, 1998
 10.12    Bank Completion Guarantee among Harrah's    1-12095
          Entertainment, Inc. and Harrah's            Exhibit 10.12 to Pre-Effective Amendment
          Operating Company, Inc., accepted and       No. 2 to JCC Holding Company's
          agreed to by Bankers Trust Company, as      Registration Statement on Form 10
          Administrative Agent, dated October 29,
          1998

EXHIBIT
  NO.                    DESCRIPTION                           SEC DOCUMENT REFERENCE
-------                  -----------                           ----------------------
 10.13    Completion Guarantor Subordination          1-12095
          Agreement (Senior Subordinated Notes)       Exhibit 10.13 to Pre-Effective Amendment
          among Harrah's Entertainment, Inc.,         No. 2 to JCC Holding Company's
          Harrah's Operating Company, Inc. and        Registration Statement on Form 10
          Norwest Bank Minnesota, N.A., as Trustee,
          acknowledged and agreed to by Jazz Casino
          Company, L.L.C., dated as of October 30,
          1998
 10.14    Manager Subordination Agreement             1-12095
          (Landlord) among Harrah's New Orleans       Exhibit 10.14 to Pre-Effective Amendment
          Management Company, the City of New         No. 2 to JCC Holding Company's
          Orleans and Rivergate Development           Registration Statement on Form 10
          Corporation, dated as of October 29, 1998
 10.15    Manager Subordination Agreement (Lenders)   1-12095
          between Harrah's New Orleans Management     Exhibit 10.15 to Pre-Effective Amendment
          Company and Bankers Trust Company, as       No. 2 to JCC Holding Company's
          Administrative Agent, acknowledged and      Registration Statement on Form 10
          agreed to by Jazz Casino Company, L.L.C.
          and The Bank of New York, dated as of
          October 29, 1998
 10.16    Manager Subordination Agreement (Senior     1-12095
          Subordinated Notes) between Harrah's New    Exhibit 10.16 to Pre-Effective Amendment
          Orleans Management Company and Norwest      No. 2 to JCC Holding Company's
          Bank Minnesota, National Association, as    Registration Statement on Form 10
          Trustee, acknowledged and agreed to by
          Jazz Casino Company, L.L.C., and The Bank
          of New York, dated as of October 29, 1998
 10.17    HET Subordinated Lender Subordination       1-12095
          Agreement (Lenders) among Harrah's          Exhibit 10.17 to Pre-Effective Amendment
          Entertainment, Inc., Harrah's Operating     No. 2 to JCC Holding Company's
          Company, Inc. and Bankers Trust Company,    Registration Statement on Form 10
          as Administrative Agent, acknowledged and
          agreed to by Jazz Casino Company, L.L.C.,
          dated as of October 29, 1998
 10.18    Management Fee Reimbursement Agreement      1-12095
          Guarantee among Harrah's Entertainment,     Exhibit 10.18 to Pre-Effective Amendment
          Inc., Harrah's Operating Company, Inc.,     No. 2 to JCC Holding Company's
          Jazz Casino Company, L.L.C., and Harrah's   Registration Statement on Form 10
          New Orleans Management Company, dated
          October 29, 1998

EXHIBIT
  NO.                    DESCRIPTION                           SEC DOCUMENT REFERENCE
-------                  -----------                           ----------------------
 10.19    Performance Bond among Jazz Casino          1-12095
          Company, L.L.C. as Principal, and           Exhibit 10.19 to Pre-Effective Amendment
          Reliance Insurance Company and United       No. 2 to JCC Holding Company's
          States Fidelity and Guaranty Company, as    Registration Statement on Form 10
          Sureties, for the benefit of each of the
          City of New Orleans, Rivergate
          Development Corporation, the Louisiana
          Gaming Control Board, Norwest Bank,
          Minnesota, N.A., and Bankers Trust
          Company (collectively, the "Obligees"),
          dated October 29, 1998
 10.20    JCC Holding Company 1998 Long-Term          1-12095
          Incentive Plan                              Exhibit 10.20 to JCC Holding Company's
                                                      Annual Report on Form 10-K for the Year
                                                      Ended December 31, 1998
 10.21    Completion Guarantor Subordination          1-12095
          Agreement (Lenders) among Harrah's          Exhibit 10.21 to Pre-Effective Amendment
          Entertainment, Inc., Harrah's Operating     No. 2 to JCC Holding Company's
          Company, Inc. and Bankers Trust Company,    Registration Statement on Form 10
          as Administrative Agent, acknowledged and
          agreed to by Jazz Casino Company, L.L.C.,
          dated as of October 29, 1998
 10.22    Completion Guarantor Subordination          1-12095
          Agreement (Convertible Junior               Exhibit 10.22 to Pre-Effective Amendment
          Subordinated Debentures) among Harrah's     No. 2 to JCC Holding Company's
          Entertainment, Inc., Harrah's Operating     Registration Statement on Form 10
          Company, Inc. and Norwest Bank Minnesota,
          N.A., as Trustee, acknowledged and agreed
          to by Jazz Casino Company, L.L.C., dated
          as of October 30, 1998
 10.23    HET Subordinated Lender Subordination       1-12095
          Agreement (Senior Subordinated Notes)       Exhibit 10.23 to Pre-Effective Amendment
          among Harrah's Entertainment, Inc.,         No. 2 to JCC Holding Company's
          Harrah's Operating Company, Inc. and        Registration Statement on Form 10
          Norwest Bank Minnesota, N.A., as Trustee,
          acknowledged and agreed to by Jazz Casino
          Company, L.L.C., dated as of October 30,
          1998
 10.24    HET Subordinated Lender Subordination       1-12095
          Agreement (Convertible Junior               Exhibit 10.24 to Pre-Effective Amendment
          Subordinated Debentures) among Harrah's     No. 2 to JCC Holding Company's
          Entertainment, Inc., Harrah's Operating     Registration Statement on Form 10
          Company, Inc. and Norwest Bank Minnesota,
          N.A., as Trustee, acknowledged and agreed
          to by Jazz Casino Company, L.L.C., dated
          as of October 29, 1998

EXHIBIT
  NO.                    DESCRIPTION                           SEC DOCUMENT REFERENCE
-------                  -----------                           ----------------------
 10.25    Credit Enhancement Fee Agreement between    1-12095
          Jazz Casino Company, L.L.C. and Harrah's    Exhibit 10.25 to Pre-Effective Amendment
          Operating Company, Inc., dated October      No. 2 to JCC Holding Company's
          29, 1998                                    Registration Statement on Form 10
 10.26    HET/JCC Agreement between Harrah's          1-12095
          Entertainment, Inc., Harrah's Operating     Exhibit 10.26 to Pre-Effective Amendment
          Company, Inc. and Jazz Casino Company,      No. 2 to JCC Holding Company's
          L.L.C., dated October 30, 1998              Registration Statement on Form 10
 10.27    Guaranty and Loan Purchase Agreement by     1-12095
          Harrah's Entertainment, Inc. and Harrah's   Exhibit 10.27 to Pre-Effective Amendment
          Operating Company, Inc., acknowledged and   No. 2 to JCC Holding Company's
          agreed to by Bankers Trust Company as       Registration Statement on Form 10
          Administrative Agent, dated as of October
          29, 1998
 10.28    Act of Mortgage and Collateral Assignment   1-12095
          by Jazz Casino Company L.L.C., in favor     Exhibit 10.28 to Pre-Effective Amendment
          of The Bank of New York, as Collateral      No. 2 to JCC Holding Company's
          Agent, for the present and future holders   Registration Statement on Form 10
          of the Secured Indebtedness, dated
          October 29, 1998, effective as of October
          30, 1998
 10.29    Act of Mortgage and Collateral Assignment   1-12095
          by CP Development, L.L.C., in favor of      Exhibit 10.29 to Pre-Effective Amendment
          The Bank of New York, as Collateral         No. 2 to JCC Holding Company's
          Agent, for the present and future holders   Registration Statement on Form 10
          of the Secured Obligations, dated October
          29, 1998, effective as of October 30,
          1998
 10.30    Act of Mortgage and Collateral Assignment   1-12095
          by FP Development, L.L.C., in favor of      Exhibit 10.30 to Pre-Effective Amendment
          The Bank of New York, as Collateral         No. 2 to JCC Holding Company's
          Agent, for the present and future holders   Registration Statement on Form 10
          of the Secured Obligations, dated October
          29, 1998, effective as of October 30,
          1998
 10.31    Act of Mortgage and Collateral Assignment   1-12095
          by JCC Development Company, L.L.C., in      Exhibit 10.31 to Pre-Effective Amendment
          favor of The Bank of New York, as           No. 2 to JCC Holding Company's
          Collateral Agent, for the present and       Registration Statement on Form 10
          future holders of the Secured
          Obligations, dated October 29, 1998,
          effective as of October 30, 1998
 10.32    Credit Enhancement Fee Agreement (Bank      1-12095
          Credit Agreement) by and among Bankers      Exhibit 10.32 to Pre-Effective Amendment
          Trust Company, as Administrative Agent      No. 2 to JCC Holding Company's
          for Morgan Stanley Prime Income Trust and   Registration Statement on Form 10
          Van Kampen American Capital Prime Rate
          Income Trust, Harrah's Operating Company,
          Inc. and Harrah's Entertainment, Inc.,
          dated October 29, 1998

EXHIBIT
  NO.                    DESCRIPTION                           SEC DOCUMENT REFERENCE
-------                  -----------                           ----------------------
 10.33    Security Agreement, dated as of October     1-12095
          29, 1998, among JCC Holding Company, Jazz   Exhibit 10.33 to Pre-Effective Amendment
          Casino Company, L.L.C., CP Development,     No. 2 to JCC Holding Company's
          L.L.C., FP Development, L.L.C., and JCC     Registration Statement on Form 10
          Development Company., L.L.C. (each, an
          "Assignor" and, together with any other
          entity that becomes a party, the
          "Assignors"), The Bank of New York, as
          Collateral Agent for the benefit of
          Harrah's Entertainment, Inc., Harrah's
          Operating Company, Inc. and the Secured
          Creditors.
 10.34    Pledge Agreement, dated as of October 29,   1-12095
          1998, among JCC Holding Company, Jazz       Exhibit 10.34 to Pre-Effective Amendment
          Casino Company, L.L.C., CP Development,     No. 2 to JCC Holding Company's
          L.L.C., FP Development, L.L.C., and JCC     Registration Statement on Form 10
          Development Company., L.L.C. (each a
          "Pledgor" and collectively, the
          "Pledgors"), The Bank of New York
          Harrah's Entertainment, Inc., Harrah's
          Operating Company, Inc. and the Secured
          Creditors.
 10.35    Subsidiaries Guaranty, dated as of          1-12095
          October 29, 1998, among CP Development,     Exhibit 10.35 to Pre-Effective Amendment
          L.L.C., FP Development, L.L.C. and JCC      No. 2 to JCC Holding Company's
          Development Company, L.L.C. (each a         Registration Statement on Form 10
          "Guarantor" and, together with any other
          entity that becomes a party, the
          "Guarantors"), and Bankers Trust Company,
          as Administrative Agent, for the benefit
          of the Creditors.
 10.36    Assignment of Contracts and Ancillary       1-12095
          Rights, dated as of October 30, 1998,       Exhibit 10.36 to Pre-Effective Amendment
          among Jazz Casino Company, L.L.C.,          No. 2 to JCC Holding Company's
          Harrah's Operating Company, Inc. and        Registration Statement on Form 10
          Harrah's Entertainment, Inc.
 10.37    Amended and Restated Open Access Plans of   1-12095
          Jazz Casino Company, L.L.C., Submitted to   Exhibit 10.37 to Pre-Effective Amendment
          the Council of the City of New Orleans on   No. 2 to JCC Holding Company's
          October 15, 1998.                           Registration Statement on Form 10
 10.38    Open Access Program                         1-12095
                                                      Exhibit 10.38 to Pre-Effective Amendment
                                                      No. 2 to JCC Holding Company's
                                                      Registration Statement on Form 10
 10.39    1999 Non-Employee Director Stock Option     1-12095
          Plan                                        Exhibit 10.20 to JCC Holding Company's
                                                      Annual Report on Form 10-K for the Year
                                                      Ended December 31, 1998

EXHIBIT
  NO.                    DESCRIPTION                           SEC DOCUMENT REFERENCE
-------                  -----------                           ----------------------
 10.40    Employment Agreement, dated as of May 6,    Exhibit 10.40 to JCC Holding Company's
          1999, by and between JCC Holding Company    Quarterly Report on Form 10-Q for the
          and Frederick W. Burford.                   Quarter Ended June 30, 1999.
 10.41    Employment Agreement, dated as of August    Exhibit 10.41 to JCC Holding Company's
          25, 1999, by and between JCC Holding        Quarterly Report on Form 10-Q for the
          Company and L. Camille Fowler.              Quarter Ended September 30, 1999.
+10.42    Letter dated February 29, 2000 from
          Harrah's Entertainment, Inc. agreeing to
          re-post Minimum Payment Guaranty.
+10.43    Letter dated February 29, 2000 from
          Harrah's Entertainment, Inc. agreeing to
          make daily payments to the state of
          Louisiana under the Amended and
          Renegotiated Casino Operating Contract.
+10.44    First Amendment to Amended and
          Renegotiated Casino Operating Contract,
          dated October 19, 1999, among the state
          of Louisiana, by and through the
          Louisiana Gaming Control Board, and Jazz
          Casino Company, L.L.C., agreed and
          consented to by Harrah's Entertainment,
          Inc. and Harrah's Operating Company, Inc.
+10.45    Limited Forbearance Agreement, dated
          February 29, 2000, by and among Harrah's
          New Orleans Management Company, Harrah's
          Operating Company, Inc., and Jazz Casino
          Company, L.L.C.
+10.46    Promissory Note, dated October 26, 1999
          from JCC Development Company, L.L.C. to
          Harrah's Operating Company, Inc.
+10.47    Master Lease Agreement, dated October 28,
          1999 by and among Harrah's Operating
          Company, Inc. and Jazz Casino Company,
          L.L.C.
+10.48    Used Slot Machine Purchase Agreement,
          dated October 28, 1999 by and between
          Harrah's Operating Company, Inc., and
          Jazz Casino Company, L.L.C.
+10.49    Agreement effective as of January 1, 1999
          by and between Jazz Casino Company,
          L.L.C. and Thomas M. Morgan.
+10.50    Executive Leasing Agreement, effective as
          of January 1, 1999 by and between
          Harrah's Operating Company, Inc. and Jazz
          Casino Company, L.L.C.

EXHIBIT
  NO.                    DESCRIPTION                           SEC DOCUMENT REFERENCE
-------                  -----------                           ----------------------
+10.51    Purchase and Sale Agreement, dated
          February 14, 2000 by and between JCC
          Fulton Development, L.L.C. and WI
          Acquisition Corporation.
+10.52    Administrative Services Agreement between
          Jazz Casino Company, L.L.C. and Harrah's
          Operating Company, Inc., dated October
          30, 1998.
+21.01    List of Subsidiaries of JCC Holding
          Company
+23.01    Consent of Arthur Andersen LLP,
          Independent Public Accountants, dated
          March 29, 1999.
+23.02    Consent of Deloitte & Touche LLP,
          Independent Public Accountants, dated
          March 29, 2000.
+27.01    Financial Data Schedule
 99.01    Opinion of New Orleans City Attorney        33-73370
          regarding Amusement Tax                     Exhibit 99.02 to Amendment No. 4 to
                                                      Harrah's Jazz Company's and Harrah's Jazz
                                                      Finance Corp.'s Registration Statement on
                                                      Form S-1

---------------

+ Filed herewith.