Form 10-Q
period 2000-03-31
JCC HOLDING CO
filed 2000-05-12
CIK 1021352

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                                ONE CANAL PLACE
                          365 CANAL STREET, SUITE 900
                         NEW ORLEANS, LOUISIANA, 70130
                    (Address of principal executive offices)

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes [X]     No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     The number of shares of the registrant's class A common stock and class B common stock outstanding at May 5, 2000 were 5,638,314 and 4,452,623, respectively.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                                 MARCH 31, 2000

                                     INDEX

                                                               PAGE
                                                              NUMBER
                                                              ------
SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING
  STATEMENTS................................................     1
PART I           FINANCIAL INFORMATION......................     1
  Item 1. Financial Statements..............................     1
          Condensed Consolidated Balance Sheets as of March
          31, 2000 and December 31, 1999 (Unaudited)........     2
          Condensed Consolidated Statements of Operations
          for the Three Months Ended March 31, 2000 and 1999
          (Unaudited).......................................     3
          Condensed Consolidated Statements of Cash Flows
          for the Three Months Ended March 31, 2000 and 1999
          (Unaudited).......................................     4
          Notes to Condensed Consolidated Financial
          Statements (Unaudited)............................     5
  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............     7
  Item 3. Quantitative and Qualitative Disclosures About
          Market Risk.......................................    12

PART II           OTHER INFORMATION.........................    13
  Item 6. Exhibits and Reports on Form 8-K..................    13
SIGNATURES..................................................    14

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q includes forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including in particular the statements about (1) our plans, objectives, expectations and prospects, (2) the development of non-gaming entertainment space on the second floor of our casino in New Orleans, Louisiana and of various adjacent properties for entertainment uses supporting our casino,
(3) pursuit of new marketing initiatives and (4) funding under the minimum payment guaranty from Harrah's Entertainment, Inc. and Harrah's Operating Company possibly exceeding $40 million before December 31, 2000 under the heading "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this document. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions identify forward-looking statements. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by such forward-looking statements are reasonable, such statements involve uncertainties and risks, and we cannot assure that such plans, objectives, expectations and prospects will be achieved. Important factors that could cause actual results to differ materially from the results anticipated by the forward-looking statements are set forth in our Annual Report on Form 10-K under the heading "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Factors Affecting Future Performance" and our other filings by JCC Holding with the Securities Exchange Commission. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          JCC HOLDING COMPANY AND SUBSIDIARIES

                         CONDENSED CONSOLIDATED BALANCE SHEETS
                          MARCH 31, 2000 AND DECEMBER 31, 1999
                                      (UNAUDITED)
                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
                                        ASSETS
Current Assets:
  Cash and cash equivalents (includes restricted cash of
    $4,068 and $6,382, respectively)........................  $ 22,329      $ 34,687
  Accounts receivable, net of allowance for doubtful
    accounts of $553 and $228, respectively.................     4,816         3,177
  Inventories...............................................       336           354
  Prepaids and other assets.................................     3,148         2,760
                                                              --------      --------
        Total current assets................................    30,629        40,978
                                                              --------      --------
Property and Equipment:
  Buildings on leased land..................................   307,913       307,360
  Furniture, fixtures and equipment.........................    43,007        42,403
  Property held for development.............................    10,543        10,138
  Property available for sale...............................     4,831         4,831
  Construction in progress..................................       165           151
                                                              --------      --------
        Total...............................................   366,459       364,883
  Less -- accumulated depreciation..........................    (8,955)       (4,179)
                                                              --------      --------
        Net property and equipment..........................   357,504       360,704
                                                              --------      --------
Other Assets:
  Deferred operating contract cost, net of accumulated
    amortization of $1,188 and $494, respectively...........    67,488        68,182
  Lease prepayment, net of accumulated amortization of $297
    and $124, respectively..................................    16,688        16,861
  Deferred charges and other, net of accumulated
    amortization of $757 and $421, respectively.............    19,728        19,677
                                                              --------      --------
        Total other assets..................................   103,904       104,720
                                                              --------      --------
        Total Assets........................................  $492,037      $506,402
                                                              ========      ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term borrowings.....................................  $  9,500      $ 15,850
  Accounts payable -- trade.................................     5,916         2,012
  Accrued interest..........................................    10,320         2,081
  Accrued expenses..........................................    15,672        20,791
  Due to affiliates.........................................    18,295         4,648
  Preconfirmation contingencies.............................     2,216         3,033
  Other.....................................................     2,677         2,009
                                                              --------      --------
        Total current liabilities...........................    64,596        50,424
                                                              --------      --------
Long-term debt (including debt to affiliates of $23,891 and
  $23,704, respectively)....................................   369,649       368,222
Deferred income taxes.......................................    37,900        37,900
Due to affiliates...........................................     8,961         4,302
Other long-term liabilities.................................        84            --
Commitments and Contingencies (Note 3)
Stockholders' Equity:
  Common Stock:
    Unclassified Common Stock (40,000 shares authorized;
     none issued and outstanding; par value $.01 per
     share).................................................        --            --
    Class A Common Stock (20,000 shares authorized; 5,638
     shares issued and outstanding; par value $.01 per
     share).................................................        56            56
    Class B Common Stock (20,000 shares authorized; 4,453
     shares issued and outstanding; par value $.01 per
     share).................................................        45            45
  Additional paid-in capital................................   108,538       108,538
  Accumulated deficit.......................................   (97,567)      (62,817)
  Less -- unearned compensation.............................      (225)         (268)
                                                              --------      --------
        Total stockholders' equity..........................    10,847        45,554
                                                              --------      --------
        Total Liabilities and Stockholders' Equity..........  $492,037      $506,402
                                                              ========      ========

           See Notes to Condensed Consolidated Financial Statements.

                      JCC HOLDING COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 2000         1999
                                                              ----------   ----------
REVENUES:
  Casino....................................................  $   58,495   $       --
  Food and beverage.........................................       5,013           --
  Retail, parking and other.................................       2,198            6
  Less -- casino promotional allowances.....................      (3,090)          --
                                                              ----------   ----------
          Total net revenues................................      62,616            6
                                                              ----------   ----------
OPERATING EXPENSES:
  Direct:
     Casino.................................................      55,080           --
     Food and beverage......................................       3,850           --
     Retail, parking and other..............................       1,157           --
  General and administrative................................      20,841           39
  Depreciation and amortization.............................       5,897          171
  Pre-opening expenses......................................          --        2,785
                                                              ----------   ----------
          Total operating expenses..........................      86,825        2,995
                                                              ----------   ----------
OPERATING LOSS..............................................     (24,209)      (2,989)
                                                              ----------   ----------
OTHER INCOME (EXPENSE):
  Interest expense, net of capitalized interest.............     (10,667)          --
  Interest and other income.................................         126          165
                                                              ----------   ----------
          Total other income (expense)......................     (10,541)         165
                                                              ----------   ----------
NET LOSS....................................................  $  (34,750)  $   (2,824)
                                                              ==========   ==========
BASIC NET LOSS PER SHARE....................................  $    (3.44)  $    (0.28)
                                                              ==========   ==========
WEIGHTED AVERAGE SHARES OUTSTANDING.........................  10,090,937   10,000,000
                                                              ==========   ==========

           See Notes to Condensed Consolidated Financial Statements.

                      JCC HOLDING COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                2000       1999
                                                              --------   --------
Cash Flows From Operating Activities:
  Net loss..................................................  $(34,750)  $ (2,824)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................     5,897        171
     Amortization of note discount..........................     1,241         --
     Amortization of unearned compensation..................        43         --
     Deferred rent..........................................       423         --
     Provision for bad debts................................       355         --
  Changes in operating assets and liabilities:
     Accounts receivable....................................    (1,994)        --
     Inventories............................................        18         --
     Prepaids and other assets..............................      (388)      (594)
     Accounts payable -- trade..............................     3,904       (597)
     Accrued interest.......................................     8,202         --
     Accrued expenses.......................................    (5,119)     4,410
     Preconfirmation contingencies..........................      (817)    (1,054)
     Due to affiliates......................................     8,377         --
     Other current liabilities..............................       668         --
                                                              --------   --------
          Net cash flows used in operating activities.......   (13,940)      (488)
                                                              --------   --------
Cash Flows From Investing Activities:
  Capital expenditures......................................    (1,539)   (22,951)
  Increase in deferred charges and other assets.............      (304)    (2,222)
                                                              --------   --------
          Net cash flows used in investing activities.......    (1,843)   (25,173)
                                                              --------   --------
Cash Flows From Financing Activities:
  Net repayments of short-term borrowings...................    (6,350)        --
  Proceeds from notes payable to affiliates.................     9,775      4,000
                                                              --------   --------
          Net cash flows provided by financing activities...     3,425      4,000
                                                              --------   --------
Net decrease in cash and cash equivalents...................   (12,358)   (21,661)
Cash and cash equivalents, beginning of period..............    34,687     25,506
                                                              --------   --------
Cash and cash equivalents, end of period....................  $ 22,329   $  3,845
                                                              ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest...............................................  $    340   $  1,214
  Noncash investing and financing activities:
     Amortization of note discount..........................        --   $    759
     Capitalized interest...................................  $     37   $  4,372

           See Notes to Condensed Consolidated Financial Statements.

                      JCC HOLDING COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Nature of Business. Our purpose is to develop and operate an exclusive land-based casino entertainment facility in New Orleans, Louisiana, on the site of the former Rivergate Convention Center. Our casino commenced operations on October 28, 1999. We also plan to develop approximately 130,000 square feet of multipurpose non-gaming entertainment space on the second floor of the casino and develop various adjacent properties for entertainment uses supporting the casino. We have not obtained financing to fund these developments.

     JCC Holding Company was incorporated under Delaware law on August 20, 1996 in contemplation of succeeding to all of the assets and liabilities of Harrah's Jazz Company, a general partnership, which filed for relief under the United States Bankruptcy Code on November 22, 1995. Harrah's Jazz Company's general partners included a wholly-owned subsidiary of Harrah's Entertainment, Inc. We conduct business through our wholly-owned subsidiaries, Jazz Casino Company, L.L.C., a Louisiana limited liability company, JCC Development Company, L.L.C., a Louisiana limited liability company, JCC Canal Development, L.L.C., a Louisiana limited liability company formerly known as CP Development, L.L.C., and JCC Fulton Development, L.L.C., a Louisiana limited liability company formerly known as FP Development, L.L.C. Except as otherwise noted, for purposes of this report, references to the words "we", "us", and "our" refer to JCC Holding Company together with each of its subsidiaries.

     Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles. The results for the periods indicated are unaudited, but reflect all adjustments (consisting primarily of normal recurring accruals and reclassifying previously reported amounts to conform to current classifications) which management considers necessary for a fair presentation of operating results for the interim periods presented. However, the results of operations for the interim periods presented should not be used as a basis for estimating results of operations for a full year. These condensed consolidated financial statements and related notes should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2. RELATED PARTY TRANSACTIONS

     HET/JCC Agreement. On February 29, 2000, Harrah's Entertainment, Inc. and Harrah's Operating Company began making the minimum daily payments of approximately $274,000 due to the Louisiana Gaming Control Board under the terms of our casino operating contract and have continued to make the payments to date. As of March 31, 2000, Harrah's Entertainment and Harrah's Operating Company had funded $9.6 million to the Louisiana Gaming Control Board on our behalf. Advances by Harrah's Entertainment and Harrah's Operating Company under the minimum payment guaranty constitute a demand obligation and are first priority liens on our assets. The principal balance outstanding bears interest at LIBOR plus 1% (7.13% as of March 31, 2000). Because our drawing under the minimum payment guaranty could constitute a default under our credit agreement if our reimbursement obligation to Harrah's Entertainment and Harrah's Operating Company therewith exceeds $5 million, our lenders granted us a limited waiver of the default subject to certain conditions. The waiver granted by the lenders allows funding under this arrangement of up to $40 million. According to the terms of this waiver, Harrah's Entertainment and Harrah's Operating Company have agreed not to demand repayment of, and we may not repay, the principal or accrued interest owed on the principal, until, at the earliest, March 31, 2001.

     Completion Loan Agreement. On October 30, 1998, we entered into an amended and restated subordinated completion loan agreement with Harrah's Entertainment and Harrah's Operating Company under which any expenditures made by Harrah's Entertainment and Harrah's Operating Company under its

                      JCC HOLDING COMPANY AND SUBSIDIARIES
completion guarantees, which are not also expenditures under our amended and restated construction lien indemnity agreement with Harrah's Operating Company, are deemed unsecured loans. The loans under the completion loan agreement bear interest at a rate of 8% per annum and will mature on April 30, 2010. No fees are payable to Harrah's Entertainment and Harrah's Operating Company in connection with the completion guarantees. We estimate that approximately $5 million to $8 million will be required under the completion guaranty to pay the remaining costs of completing the project. As of May 12, 2000, the outstanding balance under the completion loan was $1.7 million.

     Limited Forbearance Agreement. On February 29, 2000, we entered into a limited forbearance agreement with Harrah's Operating Company and Harrah's New Orleans Management Company, the manager of our casino. Under the terms of this agreement, we have the option to defer until August 1, 2000 certain payments under the management agreement, the administrative agreement and the master lease agreement. The limited forbearance agreement also waives any penalties or late charges assessed on the deferred payments under these agreements. As of March 31, 2000, we have deferred approximately $6.3 million related to the payments and fees payable to Harrah's Entertainment or its subsidiaries under the limited forbearance agreement.

NOTE 3. CONTINGENCIES

     The enactment and implementation of gaming legislation in the State of Louisiana and the development of the casino and related facilities have been the subject of lawsuits, claims and delays brought about by various parties. In addition, we are involved in a number of legal proceedings and claims arising in the normal course of business. While we cannot predict the outcome of such legislative proceedings and litigation, we do not expect that the final outcome of these matters will materially and adversely affect our results of operations, cash flows, or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are a casino and entertainment development company. JCC Holding Company was incorporated under Delaware law on August 20, 1996, and conducts business through its wholly-owned subsidiaries, Jazz Casino Company, JCC Development Company, JCC Canal Development and JCC Fulton Development. We began operations in October 1998, when we assumed the business operations formerly owned by Harrah's Jazz Company, a general partnership, and its subsidiary, Harrah's Jazz Finance Corporation, which filed for relief under the United States Bankruptcy Code on November 22, 1995. On October 30, 1998, in accordance with the third amended plan of reorganization of Harrah's Jazz Company and its subsidiary, Harrah's Jazz Finance Corporation, we became the successor to the operations of Harrah's Jazz Company.

     Although JCC Holding Company was incorporated on August 20, 1996, prior to October 30, 1998, we had not conducted any operations, generated any revenues or issued any capital stock. During the period from October 30, 1998 to October 27, 1999, our activities consisted primarily of administering the construction of our casino and preparing for opening the casino on October 28, 1999. Because the casino did not open until October 28, 1999, our results of operations for the three months ended March 31, 2000 are not comparable to our results of operations for the three months ended March 31, 1999. As a result, the discussion regarding operating results during the periods presented in this report addresses only the various significant components of revenue and expense line items contributing to net losses for the respective periods.

RESULTS OF OPERATIONS

     Total Net Revenues. For the three months ended March 31, 2000, we generated casino revenue of $58.5 million, food and beverage revenue of $5.0 million, and retail, parking and other revenue of $2.2 million. Casino promotional allowances amounted to $3.1 million resulting in total net revenues of $62.6 million. Revenues continue to be below the level necessary to satisfy our liquidity needs. Despite the deferrals under certain of our contractual agreements, as discussed below under "Liquidity and Capital Resources," we will need to grow revenues considerably in order to cover all on-going operating expenses as well as debt service and the repayment of principal and the resulting balance of the deferrals. To increase revenues, we are aggressively pursuing new marketing initiatives as well as evaluating the effectiveness of existing initiatives to grow both slot and table game volume.

     Prior to the opening of the casino in October 1999, our revenues of approximately $6,000 during the three months ended March 31, 1999 included rental income generated primarily by the parking facilities located on our property located at 3 Canal Place in New Orleans.

     Operating Expenses. For the three months ended March 31, 2000, we incurred casino expenses of $55.0 million resulting in a gaming operating profit of $325,000. Gaming operating expenses primarily consist of the minimum daily payments to the Louisiana Gaming Control Board required under our casino operating contract with the state of Louisiana, labor costs, player development and entertainment costs, promotional costs, and security and surveillance related expenses. The minimum daily payments to the Louisiana Gaming Control Board totaled $24.9 million of the $55.0 million for the three month period ending March 31, 2000. The high fixed cost component associated with the business, particularly the minimum daily payments to the Louisiana Gaming Control Board, adversely affect our ability to generate operating profits.

     For the three months ended March 31, 2000, we incurred food and beverage operating expenses of $3.9 million resulting in a food and beverage operating profit of $1.2 million. Food and beverage operating expenses primarily consist of labor costs and food and beverage raw materials costs. The casino food and beverage operations are limited by restrictions imposed by the Louisiana Gaming Control Board. For example, the casino is prohibited from offering seated restaurant facilities with table food services for patrons. However, the casino may offer cafeteria-style food services for employees and a buffet for patrons with seating for up to 250 people. In addition, the Louisiana Gaming Control Board permits the casino to contract with local food preparers to provide food from kiosks in specific locations on the gaming floor.

     For the three months ended March 31, 2000, we incurred retail, parking and other expenses of $1.2 million resulting in retail, parking and other operating profit of $1.0 million. Retail, parking and other operating expenses primarily consist of the cost of retail merchandise sold and expenses related to operating the casino's two parking facilities and providing an employee cafeteria.

     For the three months ended March 31, 2000, we incurred general and administrative expenses of $20.8 million consisting primarily of city rental payments, salaries and wages of administrative staff, advertising expenses, entertainment costs, and legal and professional fees. For the three months ended March 31, 1999, we incurred general and administrative expenses of $39,000 consisting of franchise tax expenses.

     For the three months ended March 31, 2000 and 1999, we incurred depreciation and amortization expenses of $6.0 million and $171,000, respectively.

     For the three months ended March 31, 1999, we incurred pre-opening expenses of $2.8 million consisting primarily of salaries and wages, legal and professional fees, costs incurred to recruit employees to work in the Casino and pre-opening marketing expenses.

     Other Income (Expense). For the three months ended March 31, 2000, we incurred interest charges of $10.7 million. Prior to October 28, 1999, we capitalized all interest charges. For the three months ended March 31, 1999, we capitalized approximately $5.1 million of interest expense incurred on outstanding indebtedness.

     For the three months ended March 31, 2000 and 1999, we generated interest income of $126,000 and $165,000, respectively, attributable primarily to overnight repurchase investments of balances in our operating and capital reserve accounts.

LIQUIDITY AND CAPITAL RESOURCES

     Capital resources for construction projects. From October 30, 1998 until the casino's opening on October 28, 1999, our principal capital requirements related to constructing the casino. We estimate that from the date Harrah's Jazz Company filed for bankruptcy in November 1995, the total cost of completing the casino was approximately $380.8 million. This amount included, among other things, hard costs of completing construction of the casino, costs of obtaining gaming equipment and supplies, reorganization costs related to the bankruptcy, payments to unsecured creditors and cure payments in connection with the assumption of certain contracts. Approximately $82.3 million of this amount was expended and paid prior to the consummation of the third amended plan of reorganization for hard construction costs to enclose the casino, administrative costs related to the reorganization process and various obligations under Harrah's Jazz Company's agreements with the City of New Orleans. As of March 31, 2000, although the casino's construction was complete, all construction and pre-opening invoices had not yet been received. Based on construction contracts and purchasing documents, we anticipate that the remaining unbilled costs of completing the casino will be approximately $9.9 million, including $3.4 million in hard construction costs and $6.5 million for gaming equipment and supplies and other pre-opening costs. As of March 31, 2000, $2.8 million of this amount had been funded and was in escrow.

     The funds necessary to complete the development and construction of the casino (including the installation of certain gaming equipment and other furniture, fixtures and equipment) were derived from a combination of the $15 million new equity investment from Harrah's Crescent City Investment Company made in connection with Harrah's Jazz Company's reorganization, the $211.5 million of term loans under our credit agreement, the $22.5 million under our junior subordinated credit facility and the issuance of approximately $27.3 million of convertible junior subordinated debentures, all of which had been funded as of March 31, 2000. In addition, to finance the loading of the casino's slot machines with approximately $6 million in coins, in a sale and leaseback transaction on October 20, 1999, we sold 1,085 of our slot machines to a subsidiary of Harrah's Entertainment, Inc. This subsidiary is leasing the slot machines back to us, and we used the proceeds from the sale to fill the slot machines with coins. Further, we estimate that we will borrow a total amount ranging from $5 million to $8 million under the completion loan agreement with Harrah's

Entertainment and Harrah's Operating Company pursuant to their completion guarantees to fund the balance of the approximately $9.9 million in construction and pre-opening costs. As of May 12, 2000, we had borrowed $1.7 million of this amount.

     Working capital for operations. For the three months ended March 31, 2000, we experienced operating losses before depreciation and amortization of approximately $18.3 million. A number of our contractual agreements contain provisions that allow us to defer payment of certain operating expenses to help absorb these initial operating losses. A description of the various deferral arrangements follows.

     We have the option to pay the first six semi-annual payments of fixed interest on our senior subordinated notes with contingent payments in kind rather than in cash. We also have the option of paying the interest on our convertible junior subordinated debentures, in whole or in part, in kind rather than in cash (1) at any time on or prior to October 30, 2003, and (2) at any time thereafter if we do not make contingent payments with respect to our senior subordinated contingent notes on the immediately preceding interest payment date for the senior subordinated contingent notes. Under our junior subordinated credit facility with Harrah's Entertainment and Harrah's Operating Company, if we do not meet certain EBITDA tests for the contingent payment periods ended on September 30, 2000 and 2001, or if, subsequent to September 30, 2001, we pay interest in kind on our senior subordinated notes with contingent payments, interest will not be paid and will be added to the outstanding principal. In addition, the scheduled quarterly repayments under our credit agreement will be deferred for any of the first six semi-annual interest payment periods if we pay interest on our senior subordinated notes with contingent payments in kind and Harrah's New Orleans Management Company, the manager of our casino, has deferred its fees under the terms of its management agreement with us and its agreement to provide us a minimum payment guaranty to the state of Louisiana as required by the casino operating contract. During 1999, we paid the first and second interest payments on our senior subordinated notes with contingent payments and convertible junior subordinated debentures in kind rather than in cash, which amounted to $11.7 million and $2.3 million, respectively and intend to continue to pay interest in kind rather than in cash for at least the next 12 months. We estimate that for at least the next 12 months interest on our junior subordinated credit facility with Harrah's Entertainment, Inc. and Harrah's Operating Company will be paid in kind and the scheduled quarterly repayments under our credit agreement as discussed above will be deferred

     No fixed interest is payable on our senior subordinated contingent notes. Contingent payments with respect to our senior subordinated notes with contingent payments and our senior subordinated contingent notes, to the extent they are due and owing, are payable on each interest payment date based on the Contingent Payment Measurement Amount, as such term is defined in the indentures governing these notes. For the three months ended March 31, 2000 and 1999, the Contingent Payment Measurement Amount was negative $18.2 million and $132,000, respectively. During these same periods, our Consolidated EBITDA, as such term is defined in the indentures, governing our senior subordinated notes with contingent payments and our senior subordinated contingent notes, was negative $18.2 million and $132,000, respectively. During these periods, no contingent payments were accrued or were paid on either the senior subordinated notes with contingent payments or the senior subordinated contingent notes.

     Additionally, in accordance with the terms of the applicable agreement, we are deferring the following amounts owed to Harrah's Entertainment or its subsidiaries:

     - interest payments under our junior subordinated credit facility with Harrah's Entertainment and Harrah's Operating Company;

     - credit enhancement fees payable as consideration for the guaranty that Harrah's Entertainment and Harrah's Operating Company have agreed to provide with respect to certain amounts outstanding under our credit agreement;

     - fees under our minimum payment guaranty agreement with Harrah's Entertainment and Harrah's Operating Company; and

     - management fees under our management agreement with Harrah's New Orleans Management Company.

     Also on February 29, 2000, we entered into a limited forbearance agreement with Harrah's New Orleans Management Company and Harrah's Operating Company. Under this forbearance agreement, Harrah's Operating Company and/or Harrah's New Orleans Management Company agreed to forbear until August 1, 2000, the payment of the following additional items that we owe or which will become due prior to August 1, 2000:

     - rent and certain additional charges with respect to certain equipment used at the casino that we lease from Harrah's Operating Company;

     - fees with respect to certain administrative services that Harrah's Operating Company provides us under an administrative services agreement; and

     - certain costs, expenses and services for which we are required to reimburse Harrah's New Orleans Management Company under our management agreement.

     As of March 31, 2000, we had deferred approximately $14.6 million related to the payments and fees payable to Harrah's Entertainment or its subsidiaries under the contractual agreements as well as under the forbearance agreement discussed above.

     Under our credit agreement, we also have up to $25 million available for working capital purposes under our revolving line of credit which has been used to partially cover operating losses. As of March 31, 2000, the outstanding balance under the revolving line of credit was $9.5 million, with outstanding letters of credit of $2.1 million.

     On February 29, 2000, Harrah's Entertainment and Harrah's Operating Company began making the minimum daily payments of approximately $274,000 due to the Louisiana Gaming Control Board under the terms of our casino operating contract and has continued to make the payments to date. As of March 31, 2000, Harrah's Entertainment and Harrah's Operating Company had funded $9.6 million to the Louisiana Gaming Control Board on our behalf. Advances by Harrah's Entertainment and Harrah's Operating Company under the minimum payment guaranty constitute our demand obligation and are first priority liens on our assets. The principal balance outstanding bears interest at LIBOR plus 1% (7.13% as of March 31, 2000). Because our drawing under the minimum payment guaranty (and any subsequent minimum payment guaranty) could constitute a default under our credit agreement if our reimbursement obligation to Harrah's Entertainment in connection therewith exceeds $5 million, our lenders granted to us a limited waiver of the default subject to the following conditions (which have been satisfied subject to certain conditions):

     - that Harrah's Entertainment and Harrah's Operating Company agree to renew their minimum payment guaranty for the full fiscal year beginning April 1, 2000 through March 31, 2001;

     - with respect to up to $40 million of the amount that Harrah's Entertainment and Harrah's Operating Company may pay to the Louisiana Gaming Control Board on our account under the minimum payment guaranty, they will not demand repayment of, and we may not repay, the principal or accrued interest owed on the principal, until, at the earliest, March 31, 2001;

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

     Based on current revenue levels, funding under the minimum payment guaranty will likely need to exceed $40 million before December 31, 2000 in order to maintain sufficient liquidity to cover all operating expenses. There is no assurance that we will be able to obtain the required lender waiver to allow the funding to exceed $40 million. As a result, any such funding beyond the $40 million level currently permitted in the existing waiver by our lenders would constitute a default under our credit agreement. Advances by Harrah's

Entertainment under the minimum payment guaranty are first priority liens on our assets and therefore rank ahead of bank debt and the senior subordinated notes. If Harrah's Entertainment and Harrah's Operating Company make advances under the minimum payment guaranty in excess of $40 million, they will have the right to demand prompt payment of this excess amount, including interest due on the excess. Moreover, even if our lenders permit advances under the minimum payment guaranty in excess of $40 million, Harrah's Entertainment, Inc. and Harrah's Operating Company may decline to renew their minimum payment guaranty beyond March 31, 2001. Based on the current financial performance of the casino, it does not appear that Harrah's Entertainment, Inc. and Harrah's Operating Company would be required to renew the minimum payment guaranty on March 31, 2001. The casino operating contract requires that the minimum daily payments to the state of Louisiana be guaranteed for each year beginning April 1 that the casino is open. For a description of Harrah's Entertainment's minimum payment guaranty, certain conditions under which the minimum payment guaranty may be terminated, and the consequences if we are unable to find a substitute guarantor on satisfactory terms refer to our Annual Report on Form 10-K under the headings "Factors Affecting Future Performance -- Jazz Casino May Not be Able to Renew its Minimum Payment Guaranty" and "-- The Company May Not be Able to Service its Significant Debt and Other Payment Obligations."

     Assuming that the requisite lender waivers can be obtained in order for funding under the minimum payment guaranty to exceed $40 million, the funds provided by a combination of the sources described above, including funds provided by Harrah's Entertainment and Harrah's Operating Company under their completion guaranty and minimum payment guaranty, anticipated cash flows from operations, and the continued ability to defer beyond August 1, 2000 certain payment obligations to Harrah's Entertainment Inc. or its subsidiaries as described above, are expected to be sufficient to satisfy our financial obligations, including capital expenditures and working capital for operations through March 31, 2001. We cannot assure that required lender waivers or additional financing will be available to us, or that, if available, the financing will be on favorable terms. As a result, any such funding beyond the $40 million level currently permitted in the existing waiver by our lenders would constitute a default under our credit agreement. Our credit agreement provides that in the event of default, our lenders may pursue various remedies, including declaring the entire indebtedness due and payable. If this were to occur, we would seek an agreement with the lenders to prevent them from exercising this remedy. However, we cannot assure you that such an agreement could be reached outside of bankruptcy or what the final terms of such an agreement would be. In addition, an event of default under the credit agreement could trigger an event of default under other agreements to which we are a party, including our casino operating contract, the indentures governing our senior subordinated notes with contingent payments and our senior subordinated contingent notes, and the agreement pursuant to which Harrah's Entertainment, Inc. and Harrah's Operating Company have agreed to guarantee our $100 million payment to the State of Louisiana. An event of default under any of these agreements could materially and adversely affect our business, financial condition and results of operations by, among other things, resulting in our closing the casino and/or causing the entire indebtedness under our notes to become immediately due and payable. Also, we cannot assure that Harrah's Entertainment or its subsidiaries will continue to forebear after August 1, 2000 until March 31, 2001 the collection of the rent, fees and other items addressed in the limited forbearance agreement. In addition, we cannot assure that our estimate of our reasonably anticipated liquidity needs is accurate or that new business developments or other unforeseen events will not occur resulting in the need to raise additional funds.

     Capital expenditures. Pursuant to our amended and restated ground lease with the Rivergate Development Corporation and the City of New Orleans, our management agreement with Harrah's New Orleans Management Company and our casino operating contract, we have established a capital replacement fund to fund the capital expenditures necessary to operate the Casino. We are contractually required to fund monthly payments into the capital replacement fund in an aggregate amount equal to $3 million for the first 12 months following the casino's opening, $4 million for the second 12 months following the casino's opening, $5 million for the third 12 months following the casino's opening, and 2% of the gross revenues of the casino for each fiscal year thereafter. As of March 31, 2000, we had deposited $1,000,000 into the interest-bearing capital reserve account.

     Capital resources for development activities. In addition to the gaming related entertainment offered at the casino, we plan to develop additional real estate in New Orleans for entertainment uses that support the casino. The second floor of our casino was constructed to the point at which the shell of the structure was complete when the casino opened in October 1999. The casino's second floor ultimately will consist of approximately 130,000 square feet of multipurpose non-gaming entertainment space. We have spent approximately $1.6 million through March 31, 2000 towards developing a master plan for the build out and leasing of the second floor of the casino for non-gaming uses and for construction-related work that needed to take place on the second floor of the casino prior to opening the casino in order to prevent disruption to the casino's gaming operations. We have arranged to borrow up to $2 million from a subsidiary of Harrah's Entertainment to fund these items. Borrowings under this loan bear interest at 9% per year, and, at our option, may be paid in cash or in kind. Principal and interest under this loan must be paid out of the permanent financing ultimately obtained for the completion of the second floor of the casino. As of March 31, 2000, we had borrowed $1.4 million under this loan. We presented a preliminary master plan governing the use of the second floor of the Casino to the City of New Orleans on February 22, 2000 and are currently considering alternatives for financing of the remainder this development. Without additional financing, we will be unable to build-out and develop the second floor of the casino.

     We also own the city block of historical buildings across the street from the casino and its garages, which we plan to develop into other entertainment uses that support the casino. At this time, we have not completed our plans and have not obtained financing for this development.

     We own the parcel of land across from the casino located at 3 Canal Place, adjacent to the Canal Place Shopping Center. On February 14, 2000, we entered into a contract to sell to Wyndham International, a hotel developer, this property for $6.5 million. As a condition to this sale, Wyndham must begin construction of a hotel (300 room minimum) within two years of closing or we will have the option to repurchase the property for $6.5 million plus interest on the purchase price equal to 7% per year. We are currently evaluating alternatives for the use of the proceeds generated from this sale. The sale is contingent upon obtaining certain third party approvals and Wyndham International completing its due diligence. Because the sale of the 3 Canal Place property would violate certain of the covenants under our credit agreement, among the required third party approvals, we must obtain certain waivers and consents of the lenders under the credit agreement to sell the property to Wyndham International.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not engage in trading market risk sensitive instruments. We also do not purchase, for investment, hedging or for purposes "other than trading," instruments that are likely to expose it to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk, except as discussed in the following paragraph. We have not entered into any forward or futures contracts, purchased any options or entered into any swaps. We have no foreign operations and currently do not deal in foreign currencies. Thus, we do not believe that it has any material exposure to foreign currency exchange rate risk.

     We have a significant amount of indebtedness, which accrues interest at fixed and variable rates. As of March 31, 2000, the aggregate amount of our outstanding indebtedness was $473.7 million, of which $221.1 million accrued interest at variable rates and $252.6 million accrued interest at fixed rates. The interest rate of our variable rate indebtedness will fluctuate with changes in the base rate and the LIBOR rate applicable under our credit agreement. A change in either the base rate or LIBOR under our credit agreement will affect the interest rate at which indebtedness outstanding under the credit agreement accrues. As a result, a significant increase in either the base rate or LIBOR could materially and adversely affect our financial position and results of operations. For example, a 50 basis point movement in interest rates would result in an approximate $1.1 million annualized increase or decrease in interest expense based on the outstanding balance of our variable rate indebtedness as of March 31, 2000.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
         27              Financial Data Schedule (for SEC use only).

     (b) We filed no current reports on Form 8-K during the three months ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            JCC HOLDING COMPANY

                                            By:  /s/ FREDERICK W. BURFORD
                                              ----------------------------------
                                                     Frederick W. Burford
                                                President (Principal Executive
                                                            Officer
                                                      of the Registrant)

Date: May 12, 2000

                                            By:    /s/ L. CAMILLE FOWLER
                                              ----------------------------------
                                                      L. Camille Fowler
                                                  Vice President -- Finance,
                                                         Treasurer and
                                                Secretary (Principal Financial
                                                          Officer and
                                               Principal Accounting Officer of
                                                        the Registrant)

Date: May 12, 2000

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27                     Financial Data Schedule