Form 10-Q
period 2000-06-30
JCC HOLDING CO
filed 2000-08-15
CIK 1021352

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2000

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

                                 One Canal Place
                           365 Canal Street, Suite 900
                          New Orleans, Louisiana, 70130
                          -----------------------------
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

         The number of shares of the registrant's class A common stock and class B common stock outstanding at August 11, 2000 were 5,783,314 and 4,452,623, respectively.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                                  JUNE 30, 2000


                                      INDEX

                                                                              PAGE
                                                                             NUMBER
                                                                             ------
SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-                                    2
     LOOKING STATEMENTS

PART I FINANCIAL INFORMATION                                                    2

     Item 1. Financial Statements                                               2

     Condensed Consolidated Balance Sheets as of
          June 30, 2000 and December 31, 1999 (Unaudited)                       3

     Condensed Consolidated Statements of Operations for the
          Three and Six Months Ended June 30, 2000 and 1999 (Unaudited)         4

     Condensed Consolidated Statements of Cash Flows for the
          Six Months Ended June 30, 2000 and 1999 (Unaudited)                   5

     Notes to Condensed Consolidated Financial Statements (Unaudited)           6

     Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  10

     Item 3. Quantitative and Qualitative Disclosures About Market Risk        20

PART II OTHER INFORMATION                                                      21

    Item 4. Submission of Matters to a Vote of Security Holders                21

    Item 6. Exhibits and Reports on Form 8-K                                   21

SIGNATURES                                                                     23

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q includes forward-looking Statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including in particular the Statements about (1) our plans, objectives, expectations and prospects, (2) the development of non-gaming entertainment space on the second floor of our casino in New Orleans, Louisiana and of various adjacent properties for entertainment uses supporting our casino,
(3) funding under the minimum payment guaranty from Harrah's Entertainment, Inc. and Harrah's Operating Company, Inc., possibly exceeding $40 million before December 31, 2000, (4) the likelihood of Harrah's Entertainment, Inc., and Harrah's Operating Company renewing the minimum payment guaranty on March 31, 2001, (5) Harrah's Entertainment, Inc., or its subsidiaries agreeing to continue to forbear after December 31, 2000, the collection of rent, fees and other items addressed in the forbearance agreement, (6) the possibility of a reduction in the $100 million minimum payment that we are required to make to the Louisiana Gaming Control Board under our Casino Operating Contract, (7) our ability to obtain adjustments to our operating expenses, debt and capital structure, and
(8) our ability to continue operations, included in this Report under the heading "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this document. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions identify forward-looking Statements. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by such forward-looking Statements are reasonable, such Statements involve uncertainties and risks, and we cannot assure that such plans, objectives, expectations and prospects will be achieved. Important factors that could cause actual results to differ materially from the results anticipated by the forward-looking Statements include our ability to reach agreement with third parties on such matters as (1) granting us waivers for our failure to comply with certain agreements with them, (2) reducing the $100 million minimum payment that we are required to make, to the Louisiana Gaming Control Board and (3) adjusting our operating expenses, debt and capital structure, as well as other factors that are set forth in our Annual Report on Form 10-K under the heading "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance" and our other filings with the Securities Exchange Commission. All written or oral forward-looking Statements attributable to us are expressly qualified in their entirety by these cautionary Statements.



                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                          JUNE 30,        DECEMBER 31,
                                                                                            2000              1999
                                                                                          ---------       ------------
                                  ASSETS
Current Assets:
      Cash and cash equivalents (includes restricted
            cash of $4,243 and $6,382, respectively)                                      $  22,964         $  34,687
      Accounts receivable, net of allowance for doubtful
            accounts of  $762 and $228, respectively                                          3,554             3,177
      Inventories                                                                               490               354
      Prepaids and other assets                                                               2,395             2,760
                                                                                          ---------         ---------
                  Total current assets                                                       29,403            40,978
                                                                                          ---------         ---------
Property and Equipment:
      Buildings on leased land                                                              306,656           306,129
      Furniture, fixtures and equipment                                                      43,892            43,634
      Property held for development                                                          10,615            10,138
      Construction in progress                                                                  702               151
                                                                                          ---------         ---------
                  Total                                                                     361,865           360,052
      Less - accumulated depreciation                                                       (15,416)           (4,179)
                                                                                          ---------         ---------
                   Net property and equipment                                               346,449           355,873
                                                                                          ---------         ---------
 Other Assets:
      Deferred operating contract cost, net of accumulated
             amortization of $1,882 and $494, respectively                                   66,794            68,182
      Lease prepayment, net of accumulated
            amortization of $470 and $124, respectively                                      16,515            16,861
      Deferred charges and other, net of accumulated
            amortization of $1,030 and $421, respectively                                    19,806            19,677
      Property available for sale                                                             4,831             4,831
                                                                                          ---------         ---------
                  Total other assets                                                        107,946           109,551
                                                                                          ---------         ---------
                  Total Assets                                                            $ 483,798         $ 506,402
                                                                                          =========         =========
                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Short-term borrowings                                                               $     250         $  15,850
      Current portion of long-term debt                                                     211,500                --
      Accounts payable - trade                                                                2,481             2,012
      Accrued interest                                                                        6,442             2,081
      Accrued expenses                                                                       13,287            20,791
      Due to affiliates                                                                      44,029             4,648
      Preconfirmation contingencies                                                           2,207             3,033
      Other                                                                                   1,904             2,009
                                                                                          ---------         ---------
                  Total current liabilities                                                 282,100            50,424
                                                                                          ---------         ---------
Long-term debt (including debt to affiliates of $27,862 and $23,704, respectively)          170,541           368,222
Deferred income taxes                                                                        37,900            37,900
Due to affiliates                                                                            14,298             4,302
Other long-term liabilities                                                                     169                --

Commitments and Contingencies

Stockholders' Equity (Deficit):
      Common Stock:
            Unclassified Common Stock (40,000 shares authorized; none
                  issued and outstanding; par value $.01 per share)                              --                --
            Class A Common Stock (20,000 shares authorized; 5,783 shares and 5,638 shares, respectively, issued and outstanding;
                  par value $.01 per share)                                                      58                56
            Class B Common Stock (20,000 shares authorized; 4,453 shares
                  issued and outstanding; par value $.01 per share)                              45                45
      Additional paid-in capital                                                            108,736           108,538
      Accumulated deficit                                                                  (129,692)          (62,817)
      Less - unearned compensation                                                             (357)             (268)
                                                                                          ---------         ---------
                  Total stockholders' equity (deficit)                                      (21,210)           45,554
                                                                                          ---------         ---------
                  Total Liabilities and Stockholders' Equity (Deficit)                    $ 483,798         $ 506,402
                                                                                          =========         =========

See Notes to Condensed Consolidated Financial Statements.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                       ---------------------------------         ---------------------------------
                                                           2000                 1999                 2000                 1999
                                                       ------------         ------------         ------------         ------------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES:
        Casino                                         $     60,265         $         --         $    118,760         $         --
        Food and beverage                                     4,978                   --                9,991                   --
        Retail, parking and other                             2,572                    4                4,770                   10
        Less - casino promotional allowances                 (3,501)                  --               (6,591)                  --
                                                       ------------         ------------         ------------         ------------
            Total net revenues                               64,314                    4              126,930                   10
                                                       ------------         ------------         ------------         ------------
OPERATING EXPENSES:
        Direct:
            Casino                                           52,552                   --              107,632                   --
            Food and beverage                                 3,867                   --                7,717                   --
            Retail, parking and other                           967                   --                2,124                   --
        General and administrative                           20,399                  129               41,240                  168
        Depreciation and amortization                         7,602                  236               13,499                  407
        Pre-opening expenses                                     --                6,336                   --                9,121
                                                       ------------         ------------         ------------         ------------
            Total operating expenses                         85,387                6,701              172,212                9,696
                                                       ------------         ------------         ------------         ------------
OPERATING LOSS                                              (21,073)              (6,697)             (45,282)              (9,686)
                                                       ------------         ------------         ------------         ------------
OTHER INCOME (EXPENSE):
        Interest expense, net of capitalized interest       (11,138)                  --              (21,805)                  --
        Interest and other income                                86                   70                  212                  235
                                                       ------------         ------------         ------------         ------------
            Total other income (expense)                    (11,052)                  70              (21,593)                 235
                                                       ------------         ------------         ------------         ------------
NET LOSS                                               $    (32,125)        $    (6,627)        $     (66,875)        $     (9,451)
                                                       ============         ============         ============         ============
BASIC NET LOSS PER SHARE                               $      (3.16)        $     (0.66)        $       (6.60)        $      (0.94)
                                                       ============         ============         ============         ============
WEIGHTED AVERAGE SHARES OUTSTANDING                      10,164,234           10,054,692           10,127,585           10,027,497
                                                       ============         ============         ============         ============


See Notes to Condensed Consolidated Financial Statements.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          2000             1999
                                                                                        --------         --------
Cash Flows From Operating Activities:
     Net loss                                                                           $(66,875)        $( 9,451)
     Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                                  13,499              407
           Amortization of note discount                                                   2,515               --
           Amortization of unearned compensation                                             110               77
           Deferred rent                                                                     847               --
           Provision for bad debts                                                           564               --
     Changes in operating assets and liabilities:
           Accounts receivable                                                              (941)              --
           Inventories                                                                      (136)              --
           Prepaids and other assets                                                         365           (1,147)
           Accounts payable - trade                                                          469             (594)
           Accrued interest                                                               11,507           (2,425)
           Accrued expenses                                                               (7,504)           2,949
           Preconfirmation contingencies                                                    (826)          (1,688)
           Due to affiliates                                                              14,113             (120)
           Other current liabilities                                                        (105)              --
                                                                                        --------          -------
              Net cash flows used in operating activities                                (32,398)         (11,992)
                                                                                        --------          -------
Cash Flows From Investing Activities:
     Capital expenditures                                                                 (1,747)         (82,084)
     Proceeds from sale of property                                                           --               42
     Increase in deferred charges and other assets                                          (657)          (4,435)
                                                                                        --------          -------
              Net cash flows used in investing activities                                 (2,404)         (86,477)
                                                                                        --------          -------
Cash Flows From Financing Activities:
     Net repayments of short-term borrowings                                             (15,600)              --
     Proceeds from notes payable to affiliates                                            38,679               --
     Proceeds from long-term borrowings                                                       --           82,500
                                                                                        --------          -------
              Net cash flows provided by financing activities                             23,079           82,500
                                                                                        --------          -------
Net decrease in cash and cash equivalents                                                (11,723)         (15,969)

Cash and cash equivalents, beginning of period                                            34,687           25,506
                                                                                        --------          -------
Cash and cash equivalents, end of period                                                $ 22,964         $  9,537
                                                                                        ========         ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
           Interest                                                                     $  5,522         $  2,558
     Noncash investing and financing activities:
           Increase in long-term debt for payment-in-kind interest payments             $  7,146         $  7,142
           Capitalized interest                                                         $     66         $ 11,117
           Issuance of restricted stock awards                                          $    199         $    464
           Amortization of note discount                                                      --         $  1,647


See Notes to Condensed Consolidated Financial Statements.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Nature of Business. We operate an exclusive land-based casino entertainment facility in New Orleans, Louisiana, on the site of the former Rivergate Convention Center. Our casino commenced operations on October 28, 1999. We also plan to develop approximately 130,000 square feet of multipurpose non-gaming entertainment space on the second floor of the casino and develop various adjacent properties for entertainment uses supporting the casino. We have not obtained financing to fund these developments.

         JCC Holding Company was incorporated under Delaware law on August 20, 1996, in contemplation of succeeding to all of the assets and liabilities of Harrah's Jazz Company, a general partnership, which filed for relief under the United States Bankruptcy Code on November 22, 1995. Harrah's Jazz Company's general partners included a wholly-owned subsidiary of Harrah's Entertainment, Inc. We conduct business through our wholly-owned subsidiaries, Jazz Casino Company, L.L.C., a Louisiana limited liability company, JCC Development Company, L.L.C., a Louisiana limited liability company, JCC Canal Development, L.L.C., a Louisiana limited liability company formerly known as CP Development, L.L.C., and JCC Fulton Development, L.L.C., a Louisiana limited liability company formerly known as FP Development, L.L.C. Except as otherwise noted, for purposes of this report, references to the words "we", "us", and "our" refer to JCC Holding Company together with each of its subsidiaries.

         Basis of Presentation. The accompanying unaudited condensed consolidated financial Statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and notes necessary for complete financial Statements in conformity with generally accepted accounting principles. The results for the periods indicated are unaudited, but reflect all adjustments (consisting primarily of normal recurring accruals and reclassifying previously reported amounts to conform to current classifications), which management considers necessary for a fair presentation of operating results for the interim periods presented. However, the results of operations for the interim periods presented should not be used as a basis for estimating results of operations for a full year. These condensed consolidated financial Statements and related notes should be read in conjunction with the financial Statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2.  RECENTLY ISSUED PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended in June 2000 by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which requires the recognition of all derivatives as assets or liabilities in the Statement of financial position and measures those instruments at fair value. Changes in fair value of derivatives are recorded in earnings or other comprehensive income depending upon the intended use of the derivative and the resulting designation. The effective date of this Statement has been delayed to fiscal years beginning after June 15, 2000. The Company has not completed the process of evaluating the impact that will result from adopting SFAS No. 133, as amended by SFAS No. 138. The Company is therefore unable to disclose the impact that adopting SFAS No. 133 will have on its financial position and results of operations when such a Statement is adopted.

NOTE 3.  RELATED PARTY TRANSACTIONS

         HET/JCC Agreement. Under the HET/JCC agreement, advances by Harrah's Entertainment and Harrah's Operating Company under the minimum payment guaranty constitute a demand obligation of JCC and are secured by a first priority lien on our assets. Under the terms of the minimum payment guaranty, on February 29, 2000, upon notice by the Louisiana Gaming Control Board that we had failed to make a daily payment, Harrah's Operating Company, Inc., began making the minimum daily payments of approximately $274,000 due to the Louisiana Gaming Control Board under the terms of our casino operating contract. As of June 30, 2000, Harrah's Entertainment and Harrah's Operating Company had advanced $34.5 million to the Louisiana Gaming Control Board on our behalf under the minimum payment guaranty. The principal balance outstanding bears interest at The London Interbank Offered Rate ("LIBOR") plus 1% (7.13% as of June 30, 2000).

         Because funding under the minimum payment guaranty could constitute a default under our credit agreement with our bank lenders if our reimbursement obligation to Harrah's Entertainment and Harrah's Operating Company under the HET/JCC Agreement exceeds $5 million, at our request, our bank lenders granted us a limited waiver of the default subject to certain conditions. The waiver granted by the bank lenders allowed funding under the HET/JCC agreement of up to $40 million. This limit was reached on July 20, 2000, at which time we resumed making the minimum daily payments. According to the terms of this waiver, Harrah's Entertainment and Harrah's Operating Company have agreed not to demand repayment of, and we may not repay, the principal or accrued interest owed on the principal, until, at the earliest, March 31, 2001.

         Based on the current financial condition of the company, we may not be able to make the minimum daily payment to the Louisiana Gaming Control Board and advances under the HET/JCC agreement will likely need to exceed $40 million. Any such funding beyond the $40 million level currently permitted in the existing waiver by our bank lenders would constitute a default under our bank credit agreement unless we are able to obtain an additional waiver from our lenders that permits advances of more than $40 million under the minimum payment guaranty. We cannot assure you that we will be able to obtain such a waiver. If Harrah's Entertainment and Harrah's Operating Company make advances under the minimum payment guaranty in excess of $40 million, they will have the right to demand prompt payment of this excess amount, including interest due on the excess. Moreover, even if our lenders permit advances under the minimum payment guaranty in excess of $40 million, in accordance with the terms of the minimum payment guaranty, Harrah's Entertainment and Harrah's Operating Company may decline to renew their minimum payment guaranty beyond March 31, 2001.

         Completion Loan Agreement. On October 30, 1998, we entered into an amended and reStated subordinated completion loan agreement with Harrah's Entertainment and Harrah's Operating Company under which any expenditures made by Harrah's Entertainment and Harrah's Operating Company under its completion guarantees, which are not also expenditures under our amended and reStated construction lien indemnity agreement with Harrah's Operating Company, are deemed unsecured loans. The loans under the completion loan agreement bear interest at a rate of 8% per annum and will mature on April 30, 2010. No fees are payable to Harrah's Entertainment and Harrah's Operating Company in connection with the completion guarantees. We estimate that approximately $5 million to $8 million will be required under the completion guaranty to pay the remaining costs of completing the project. As of June 30, 2000, the outstanding balance under the completion loan was $3.8 million.

         Limited Forbearance Agreement. On February 29, 2000, we entered into a limited forbearance agreement with Harrah's Operating Company and Harrah's New Orleans Management Company, the manager of our casino. Under this forbearance agreement, Harrah's Operating Company and Harrah's New Orleans Management Company each initially agreed to forbear until August 1, 2000 certain payments under the management agreement, the administrative agreement and the master lease agreement that we owed or which became due prior to August 1, 2000. The limited forbearance agreement also waives any penalties or late charges assessed on the deferred payments under these agreements. As of June 30, 2000, we have deferred approximately $9.8 million related to the payments and fees payable to Harrah's Operating Company or Harrah's New Orleans Management Company under the limited forbearance agreement. At our request, Harrah's New Orleans Management Company and Harrah's Operating Company agreed to extend the forbearance period for the balance owed as of August 1, 2000, until December 31, 2000. For monthly amounts that become due between August 1, 2000 and December 31, 2000, they have agreed to forbear the payment only on amounts due under the master lease agreement, and will require us to pay currently the approximately $1 million due monthly under the management and administrative services agreements. If Harrah's New Orleans Management Company and Harrah's Operating Company do not continue to forbear the payment of the deferred items beyond December 31, 2000, we will need to obtain additional financing to fund the repayment of the amounts that Harrah's New Orleans Management Company and Harrah's Operating Company agreed to forbear under their limited forbearance agreement and to fund payment of all our non-deferrable operating expenses as they come due. We cannot assure you that we will be able to obtain additional financing or that we will be able to obtain additional financing on terms that are acceptable to us.

NOTE 4.  CONTINGENCIES

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

NOTE 5.  DEBT

         Our credit agreement requires that we satisfy certain Earnings Before Interest, Taxes, Depreciation, Amortization ("EBITDA") maintenance requirements on a quarterly basis. We did not meet the required EBITDA test for the quarter ended June 30, 2000. However, at our request, the bank lenders under the credit agreement granted a temporary waiver of our failure to comply with the covenant. The waiver expires August 21, 2000, at 6:00 pm (EDT) and they have imposed a funding limit of $7 million under our revolving line of credit. We are in discussions with the bank lenders to adopt new EBITDA maintenance requirements and to re-establish our $25 million line of credit. We cannot assure you that our bank lenders will agree to change our EBITDA maintenance requirements or re-establish our $25 million revolver. Either of such events could result in our inability to borrow money under our revolving line of credit or an event of default under our credit agreement. In addition, even if our bank lenders agreed to change our EBITDA maintenance requirements, due to our significant operating expenses, we cannot assure you that we will be able to comply with any such new requirements. See note 6 regarding the classification of the outstanding principal balance under our credit agreement and cross-acceleration provisions in our respective debt agreements.

NOTE 6.  FINANCIAL DEVELOPMENTS

            The accompanying condensed consolidated financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the condensed consolidated financial Statements, during the three and six months ended June 30, 2000, the Company incurred net losses of $32.1 million and $66.9 million, respectively, and, as of that date, the Company's current liabilities exceeded its current assets by $252.7 million, and its total liabilities exceeded its total assets by $21.2 million. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

            The condensed consolidated financial Statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As described in
Note 5, the Company is not in compliance with provisions of its credit agreement and, because the lender has only temporarily waived this noncompliance, the outstanding balance of $211.5 under the credit agreement has been classified as a current liability. The Senior Subordinated Notes, the Junior Subordinated Credit Facility, and the Convertible Junior Subordinated Debentures contain cross acceleration provisions whereby, in the event of a default under the credit agreement with our bank lenders, which is not cured within the allowed cure period and is acted upon by the bank lenders, the parties to these agreements may also accelerate the demand for principal and interest repayments under these respective agreements. The outstanding principal balances related to these agreements as of June 30, 2000, was $258.4 million and is reflected in Long-term debt, net of unamortized note discount. Continued noncompliance of the provisions under the credit agreement, may require these balances to be classified as current liabilities in the future.

         In view of the uncertainties relating to the future of the casino and the company, we have engaged the services of the investment banking firm Jefferies and Company, Inc., to assist us in evaluating the means by which we can attempt to restructure our financial obligations and, as a result, continue operations. We will likely begin discussions with the holders of our senior subordinated notes with contingent payments and our senior subordinated contingent notes, our bank lenders under our credit agreement and Harrah's Entertainment to discuss adjustments to our operating expenses, debt and capital structure to restructure our financial obligations and, as a result, continue operations. Undoubtedly these discussions will disclose the need to revisit the $100 million annual minimum payment to the State required under our operating contract, as that payment materially and fundamentally affects our financial viability. We cannot assure you that we will be successful in our efforts to obtain adjustments to our operating expenses, debt and capital structure or that there will be a reduction in the $100 million payment due to the Louisiana Gaming Control Board under our casino operating contract.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We are a casino and entertainment company. JCC Holding Company was incorporated under Delaware law on August 20, 1996, and conducts business through its wholly-owned subsidiaries, Jazz Casino Company, JCC Development Company, JCC Canal Development and JCC Fulton Development. We began operations in October 1998, when we assumed the business operations formerly owned by Harrah's Jazz Company, a general partnership, and its subsidiary, Harrah's Jazz Finance Corporation, which filed for relief under the United States Bankruptcy Code on November 22, 1995. On October 30, 1998, in accordance with the third amended plan of reorganization of Harrah's Jazz Company and its subsidiary, Harrah's Jazz Finance Corporation, we became the successor to the operations of Harrah's Jazz Company.

         Although JCC Holding Company was incorporated on August 20, 1996, prior to October 30, 1998, we did not conduct any operations, generate any revenues or issue any capital stock. During the period from October 30, 1998 to October 27, 1999, our activities consisted primarily of administering the construction of our casino and preparing for opening the casino on October 28, 1999. Because the casino did not open until October 28, 1999, our results of operations for the three and six months ended June 30, 2000 are not comparable to our results of operations for the three and six months ended June 30, 1999. As a result, the discussion regarding operating results during the periods presented in this report addresses only the various significant components of revenue and expense line items contributing to net losses for the respective periods.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 TO THREE MONTHS ENDED JUNE 30,
1999

         Total Net Revenues. For the three months ended June 30, 2000, we generated casino revenue of $60.3 million, food and beverage revenue of $5.0 million, and retail, parking and other revenue of $2.5 million. Casino promotional allowances amounted to $3.5 million resulting in total net revenues of $64.3 million. Revenues continue to be below the level necessary to satisfy our liquidity needs. Despite the deferrals under certain of our contractual agreements as discussed below under "Liquidity and Capital Resources," our obligations, including the $100 million minimum annual payment required under our casino operating contract, continue to exceed revenues on a monthly basis.

         Prior to the opening of the casino in October 1999, our revenues of approximately $4,000 during the three months ended June 30, 1999, included rental income generated primarily by the parking facilities located on our property located at 3 Canal Place in New Orleans.

         Operating Expenses. For the three months ended June 30, 2000, we incurred casino expenses of $52.6 million resulting in a gaming operating profit of $4.2 million. Gaming operating expenses primarily consist of the minimum daily payments to the Louisiana Gaming Control Board required under our casino operating contract with the State of Louisiana, labor costs, player development and entertainment costs, promotional costs, and security and surveillance related expenses. The minimum daily payments to the Louisiana Gaming Control Board totaled $24.9 million of the $52.6 million for the three-month period ending June 30, 2000. The high fixed cost component associated with the business, particularly the minimum daily payments of $274,000 to the Louisiana Gaming Control Board, adversely affects our ability to generate operating profits and maintain adequate liquidity for ongoing operations.

         For the three months ended June 30, 2000, we incurred food and beverage operating expenses of $3.9 million resulting in a food and beverage operating profit of $1.1 million. Food and beverage operating expenses primarily consist of labor costs and food and beverage raw materials costs. The casino's food and beverage operations are limited by restrictions imposed by the Gaming Act and the regulations of the Louisiana Gaming Control Board. For example, the casino is prohibited from offering seated restaurant facilities with table food services for patrons. However, the casino may offer cafeteria-style food services for employees and a buffet for patrons with seating for up to 250 people. In addition, the Louisiana Gaming Control Board permits the casino to contract with local food preparers to provide food from kiosks in specific locations on the gaming floor.

         For the three months ended June 30, 2000, we incurred retail, parking and other expenses of $1.0 million resulting in retail, parking and other operating profit of $1.5 million. Retail, parking and other operating expenses primarily consist of the cost of retail merchandise sold and expenses related to operating the casino's two parking facilities and providing an employee cafeteria.

         For the three months ended June 30, 2000, we incurred general and administrative expenses of $20.4 million consisting primarily of City rental payments, salaries and wages of administrative staff, advertising expenses, entertainment costs, and legal and professional fees. For the three months ended June 30, 1999, we incurred general and administrative expenses of $129,000 consisting of franchise taxes and compensation expense related to restricted stock awards.

         For the three months ended June 30, 2000, and 1999, we incurred depreciation and amortization expenses of $7.6 million and $236,000, respectively.

         For the three months ended June 30, 1999, we incurred pre-opening expenses of $6.3 million consisting primarily of salaries and wages, legal and professional fees, costs incurred to recruit employees to work in the casino and pre-opening marketing expenses.

         Other Income (Expense). For the three months ended June 30, 2000, we incurred interest charges of $11.1 million. Prior to October 28, 1999, we capitalized all interest charges. For the three months ended June 30, 1999, we capitalized approximately $6.0 million of interest expense incurred on outstanding indebtedness.

         For the three months ended June 30, 2000, and 1999, we generated interest income of $86,000 and $70,000, respectively, attributable primarily to overnight repurchase investments of balances in our operating and capital reserve accounts.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 TO SIX MONTHS ENDED JUNE 30, 1999

         Total Net Revenues. For the six months ended June 30, 2000, we generated casino revenue of $118.8 million, food and beverage revenue of $10.0 million, and retail, parking and other revenue of $4.8 million. Casino promotional allowances amounted to $6.6 million resulting in total net revenues of $127.0 million. Revenues continue to be below the level necessary to satisfy our liquidity needs. Despite the deferrals under certain of our contractual agreements, as discussed below under "Liquidity and Capital Resources," our obligations, including the $100 million minimum annual payment required under our casino operating contract, continue to exceed revenues on a monthly basis.

         Prior to the opening of the casino in October 1999, our revenues of approximately $10,000 during the six months ended June 30, 1999, included rental income generated primarily by the parking facilities located on our property located at 3 Canal Place in New Orleans.

         Operating Expenses. For the six months ended June 30, 2000, we incurred casino expenses of $107.6 million resulting in a gaming operating profit of $4.6 million. Gaming operating expenses primarily consist of the minimum daily payments to the Louisiana Gaming Control Board required under our casino operating contract with the State of Louisiana, labor costs, player development and entertainment costs, promotional costs, and security and surveillance related expenses. The minimum daily payments to the Louisiana Gaming Control Board totaled $49.9 million of the $107.6 million for the six-month period ending June 30, 2000. The high fixed cost component associated with the business, particularly the minimum daily payments of $274,000 to the Louisiana Gaming Control Board, adversely affects our ability to generate operating profits and maintain adequate liquidity for ongoing operations.

         For the six months ended June 30, 2000, we incurred food and beverage operating expenses of $7.7 million resulting in a food and beverage operating profit of $2.3 million. Food and beverage operating expenses primarily consist of labor costs and food and beverage raw materials costs. The casino's food and beverage operations are limited by restrictions imposed by the Gaming Act and the regulations of the Louisiana Gaming Control Board. For example, the casino is prohibited from offering seated restaurant facilities with table food services for patrons. However, the casino may offer cafeteria-style food services for employees and a buffet for patrons with seating for up to 250 people. In addition, the Louisiana Gaming Control Board permits the casino to contract with local food prepares to provide food from kiosks in specific locations on the gaming floor.

         For the six months ended June 30, 2000, we incurred retail, parking and other expenses of $2.1 million resulting in retail, parking and other operating profit of $2.7 million. Retail, parking and other operating expenses primarily consist of the cost of retail merchandise sold and expenses related to operating the casino's two parking facilities and providing an employee cafeteria.

         For the six months ended June 30, 2000, we incurred general and administrative expenses of $41.2 million consisting primarily of City rental payments, salaries and wages of administrative staff, advertising expenses, entertainment costs, and legal and professional fees. For the six months ended June 30, 1999, we incurred general and administrative expenses of $168,000 consisting of franchise taxes and compensation expense related to restricted stock awards.

         For the six months ended June 30, 2000, and 1999, we incurred depreciation and amortization expenses of $13.5 million and $407,000, respectively.

         For the six months ended June 30, 1999, we incurred pre-opening expenses of $9.1 million consisting primarily of salaries and wages, legal and professional fees, costs incurred to recruit employees to work in the casino and pre-opening marketing expenses.

         Other Income (Expense). For the six months ended June 30, 2000, we incurred interest charges of $21.8 million. Prior to October 28, 1999, we capitalized all interest charges. For the six months ended June 30, 1999, we capitalized approximately $11.1 million of interest expense incurred on outstanding indebtedness.

         For the six months ended June 30, 2000 and 1999, we generated interest income of $212,000 and $235,000, respectively, attributable primarily to overnight repurchase investments of balances in our operating and capital reserve accounts.

LIQUIDITY AND CAPITAL RESOURCES

         Capital resources for construction projects. From October 30, 1998 until the casino's opening on October 28, 1999, our principal capital requirements related to constructing the casino. As of June 30, 2000, although the casino's construction was complete, all construction and pre-opening invoices had not yet been paid. Based on construction contracts and purchasing documents, we anticipate that the remaining unpaid costs of completing the casino will be approximately $6.5 million, including $2.8 million in hard construction costs and $3.7 million for gaming equipment and supplies, pre-opening costs and unresolved creditor claims from the bankruptcy. We are currently in arbitration with the general contractor who constructed the casino over a dispute relating to certain final construction costs. This arbitration is expected to be completed within the next three months. As of June 30, 2000, $2.7 million had been funded and was in escrow to cover final construction costs, including but not limited to the arbitrated amounts.

         The funds necessary to complete the development and construction of the casino (including the installation of certain gaming equipment and other furniture, fixtures and equipment) were derived from a combination of the $15 million new equity investment from Harrah's Crescent City Investment Company made in connection with Harrah's Jazz Company's reorganization, the $211.5 million of term loans under our credit agreement, the $22.5 million under our junior subordinated credit facility and the issuance of approximately $27.3 million of convertible junior subordinated debentures, all of which had been funded as of June 30, 2000. In addition, to finance the loading of the casino's slot machines with approximately $6 million in coins, in a sale and leaseback transaction on October 20, 1999, we sold 1,085 of our slot machines to a subsidiary of Harrah's Entertainment, Inc. This subsidiary is leasing the slot machines back to us, and we used the proceeds from the sale to fill the slot machines with coins. Further, we estimate that we will borrow a total amount ranging from $5 million to $8 million under the completion loan agreement with Harrah's Entertainment and Harrah's Operating Company pursuant to their completion guarantees to fund the balance of the approximately $6.5 million in construction and pre-opening costs, to the extent they have not previously been funded and escrowed. As of August 11, 2000, we had borrowed $4.7 million of this amount.

         Working capital for operations. For the six months ended June 30, 2000, we experienced operating losses before depreciation and amortization of approximately $31.8 million. A number of our contractual agreements contain provisions that allow us to defer payment of certain operating expenses to help absorb these initial operating losses. Despite these deferrals, our obligations continue to exceed our revenues on a monthly basis. A description of the various deferral arrangements follows.

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

         In addition, the scheduled quarterly repayments under our credit agreement with the banks will be deferred for any of the first six semi-annual interest payment periods if we pay interest on our senior subordinated notes with contingent payments in kind and Harrah's New Orleans Management Company, the manager of our casino, has deferred its fees under the terms of its management agreement with us and its agreement to provide us a minimum payment guaranty to the State of Louisiana as required by the casino operating contract.

         During 1999, we paid the first and second interest payments on our senior subordinated notes with contingent payments and convertible junior subordinated debentures in kind rather than in cash, which amounted to $11.7 million and $2.3 million, respectively. In May, 2000, we paid interest in kind rather than in cash on both of these obligations, which amounted to $6.0 million and $1.2 million, respectively. We estimate that for at least the next twelve months interest on the senior subordinated notes and the convertible junior subordinated debentures will be paid in kind rather than in cash. We have deferred an aggregate of $2.6 million in principal repayments under our credit agreement that were scheduled to be paid on July 31, 2000, in accordance with the terms of that agreement.

         No fixed interest is payable on our senior subordinated contingent notes. Contingent payments with respect to our senior subordinated notes with contingent payments and our senior subordinated contingent notes, to the extent they are due and owing, are payable on each interest payment date based on the Contingent Payment Measurement Amount, as such term is defined in the indentures governing these notes. For the three months ended June 30, 2000 and 1999, the Contingent Payment Measurement Amount was negative $13.3 million and negative $3,000, respectively. During these same periods, our Consolidated EBITDA, as such term is defined in the indentures governing our senior subordinated notes with contingent payments and our senior subordinated contingent notes, was negative $13.3 million and negative $45,000, respectively. During these periods, no contingent payments were accrued or were paid on either the senior subordinated notes with contingent payments or the senior subordinated contingent notes.

         Additionally, in accordance with the terms of the applicable agreement, we are deferring the following amounts owed to Harrah's Entertainment or its subsidiaries:

         o interest payments under our junior subordinated credit facility and our completion loan agreement;

         o credit enhancement fees payable as consideration for the guaranty that they have agreed to provide with respect to certain amounts outstanding under our bank credit agreement;

         o fees under the HET/JCC agreement relating to our minimum payment guaranty agreement; and o management fees under our management agreement with Harrah's New Orleans Management Company.

As of June 30, 2000, $12.8 million has been deferred under these contracts and is owed to Harrah's Entertainment or its subsidiaries.

         On February 29, 2000, we entered into a limited forbearance agreement with Harrah's New Orleans Management Company and Harrah's Operating Company. Under this forbearance agreement, Harrah's Operating Company and Harrah's New Orleans Management Company each initially agreed to forbear until August 1, 2000, the payment of the following additional items that we owe or which become due prior to August 1, 2000:

         o rent and certain additional charges with respect to certain equipment used at the casino that we lease from Harrah's Operating Company;
         o fees with respect to certain administrative services that Harrah's Operating Company provides us under an administrative services agreement; and
         o certain costs, expenses and services for which we are required to reimburse Harrah's New Orleans Management Company under our management agreement.

         As of June 30, 2000, we had deferred a total of $9.8 million related to the payments payable to Harrah's New Orleans Management Company or Harrah's Operating Company under the limited forbearance agreement. At our request, Harrah's New Orleans Management Company and Harrah's Operating Company agreed to extend the forbearance period for the balance owed as of August 1, 2000, until December 31, 2000. For monthly amounts that become due between August 1, 2000 and December 31, 2000, they have agreed to forbear the payment only on amounts due under the equipment lease, and will require us to pay the approximately $1 million that is due each month under the administrative services agreement and the reimbursable costs under the management agreement. If Harrah's New Orleans Management Company and Harrah's Operating Company do not extend the forbearance period on the balance due as of August 1, 2000 and continue to defer the payment of the amounts due under the administrative services agreement and the reimbursable costs under the management agreement beyond December 31, 2000, we will need to obtain additional financing to fund the repayment of these amounts and to fund payment of all our non-deferrable operating expenses as they come due. We cannot assure you that we will be able to obtain additional financing or that we will be able to obtain additional financing on terms that are acceptable to us.

         Under our credit agreement, we also have up to $25 million available for working capital purposes under our revolving line of credit which has been used to partially cover operating losses. As of June 30, 2000, the outstanding balance under the revolving line of credit was $2.1 million, including outstanding letters of credit of $1.9 million. Our credit agreement requires that we satisfy certain Earnings Before Interest, Taxes, Depreciation, Amortization ("EBITDA") maintenance requirements on a quarterly basis. We did not meet the required EBITDA test for the quarter ended June 30, 2000. However, at our request, the bank lenders under the credit agreement granted a temporary waiver of our failure to comply with the covenant. The waiver expires August 21, 2000, at 6:00 pm (EDT)and they have imposed a funding limit of $7 million under our revolving line of credit. We are in discussions with the bank lenders to adopt new EBITDA maintenance requirements and to re-establish our $25 million line of credit. We cannot assure you that our bank lenders will agree to change our EBITDA maintenance requirements, or re-establish our $25 million revolver. Either of such events could result in our inability to borrow money under our revolving line of credit or an event of default under our credit agreement. In addition, even if our bank lenders agreed to change our EBITDA maintenance requirements, due to our significant operating expenses, we cannot assure you that we will be able to comply with any such new requirements.

         Under the HET/JCC agreement, advances by Harrah's Entertainment and Harrah's Operating Company under the minimum payment guaranty constitute a demand obligation of JCC and are secured by first priority liens on our assets. Under the terms of the minimum payment guaranty, on February 29, 2000, upon notice by the Louisiana Gaming Control Board that we had failed to make a daily payment, Harrah's Operating Company, Inc., began making the minimum daily payments of approximately $274,000 due to the Louisiana Gaming Control Board under the terms of our casino operating contract. As of June 30, 2000, Harrah's Entertainment and Harrah's Operating Company had advanced $34.5 million to the Louisiana Gaming Control Board on our behalf under the minimum payment guaranty. The principal balance outstanding bears interest at The London Interbank Offered Rate ("LIBOR") plus 1% (7.13% as of June 30, 2000). Because funding under the minimum payment guaranty (and any subsequent minimum payment guaranty) could constitute a default under our credit agreement with the banks if our reimbursement obligation to Harrah's Entertainment and Harrah's Operating Company in connection therewith exceeds $5 million, our bank lenders granted to us a limited waiver of the default subject to the following conditions:

         o that Harrah's Entertainment and Harrah's Operating Company agree to renew their minimum payment guaranty for the full fiscal year beginning April 1, 2000 through March 31, 2001;

         o with respect to up to $40 million of the amount that Harrah's Entertainment and Harrah's Operating Company may pay to the Louisiana Gaming Control Board on our account under the minimum payment guaranty, they will not demand repayment of, and we may not repay, the principal or accrued interest owed on the principal, until, at the earliest, March 31, 2001;
         o the principal amount of un-reimbursed payment obligations under this agreement to Harrah's Entertainment and Harrah's Operating Company may not exceed $40 million without additional lender waivers; and
         o the waiver is terminated when Harrah's Entertainment or Harrah's Operating Company demands repayment of the principal and accrued interest on the advances under the minimum payment guaranty.

As of June 30, 2000, these conditions have been met.

         On July 20, 2000, funding under the minimum payment guaranty reached $40 million, at which time we resumed making the daily payments directly to the Louisiana Gaming Control Board because of the bank imposed $40 million limit. However, based on the current financial condition of the company, we may not be able to make the minimum payment to the Louisiana Gaming Control Board and advances under the minimum payment guaranty will likely need to exceed $40 million. Any such funding beyond the $40 million level currently permitted in the existing waiver by our bank lenders would constitute a default under our bank credit agreement unless we are able to obtain an additional waiver from our lenders that permits funding of more than $40 million under the minimum payment guaranty. We cannot assure you that we will be able to obtain such a waiver. If Harrah's Entertainment and Harrah's Operating Company make advances under the minimum payment guaranty in excess of $40 million, they will have the right to demand prompt payment of this excess amount, including interest due on the excess. Moreover, even if our lenders permit advances under the minimum payment guaranty in excess of $40 million, under the terms of the minimum payment guaranty, Harrah's Entertainment and Harrah's Operating Company may decline to renew their minimum payment guaranty beyond March 31, 2001.

         Assuming (1) that the requisite lender waivers can be obtained in order for funding under the minimum payment guaranty to exceed $40 million, (2) our ability to continue borrowing under our $25 million revolving line of credit, and (3) that Harrah's New Orleans Management Company and Harrah's Operating Company agree to extend the limited forbearance agreement until at least March 31, 2001, the funds provided by a combination of the sources described above, including (i) funds provided by Harrah's Entertainment and Harrah's Operating Company under their completion guaranty and minimum payment guaranty, (ii) anticipated cash flows from operations, and (iii) the continued ability to defer until March 31, 2001, certain of our payment obligations to Harrah's New Orleans Management Company and Harrah's Operating Company as described above, are expected to be sufficient to satisfy our financial obligations, including capital expenditures and working capital for operations, through March 31, 2001. We cannot assure you that (1) requisite lender waivers can be obtained in order for funding under the minimum payment guaranty to exceed $40 million, (2) we will continue to be able to borrow under our $25 million revolving line of credit, or (3) that Harrah's New Orleans Management Company and Harrah's Entertainment Company will agree to extend the limited forbearance agreement until at least March 31, 2001, or (4) that cash flows from operations will be as anticipated.

         Under the present circumstances and based on financial results to date, it does not appear likely that under the HET/JCC Agreement Harrah's Entertainment and Harrah's Operating Company will be required to renew the minimum payment guaranty on March 31, 2001. The casino operating contract requires that the minimum daily payments to the State of Louisiana be guaranteed for each year beginning on April 1 of the year that the casino is open and if there is no guaranty the casino operating contract is deemed automatically terminated. At this time, it appears unlikely that any third party, including Harrah's

Entertainment, will post the April 1, 2001, through March 31, 2002 guaranty, unless and until there is a reduction of the $100 million minimum annual payment due to the Louisiana Gaming Control Board under our casino operating contract, along with other changes to our capital structure. If we cannot find a guarantor on satisfactory terms, our business, financial condition and results of operations would be materially and adversely affected because the casino operating contract provides that it would terminate (with no cure period) and the casino would have to be closed. For a more detailed description of Harrah's Entertainment's minimum payment guaranty, certain conditions under which the minimum payment guaranty may be terminated, and the consequences if we are unable to find a substitute guarantor on satisfactory terms, refer to our Annual Report on Form 10-K for the year ended December 31, 1999, under the headings "Factors Affecting Future Performance--Jazz Casino May Not be Able to Renew its Minimum Payment Guaranty" and "The Company May Not be Able to Service its Significant Debt and Other Payment Obligations."

         Absent restructuring, unless each of the following events occur, we will not have sufficient liquidity to satisfy our financial obligations, including capital expenses and working capital for operations beyond March 31, 2001:

         o a minimum payment guaranty is timely posted in accordance with the terms of the casino operating contract on or before March 31, 2001 for the period from April 1, 2001 to March 31, 2002;
         o that minimum payment guarantor under the April 1, 2001 through March 31, 2002 guaranty continues to make daily payments;
         o        the minimum payment guarantor continues to defer repayment by us of monies advanced to pay the daily payment; and
         o        there is no declaration of default in any of our agreements.

We cannot assure you that all of these events will occur timely, nor can we assure you that the Louisiana Gaming Control Board will not take regulatory action, which might prohibit or limit our ability to continue gaming operations based on the Company's financial condition.

         We cannot assure you that required lender waivers or additional financing will be available to us, or that, if available; the financing will be on favorable terms. As a result, any such funding under the minimum payment guaranty beyond the $40 million level currently permitted in the existing waiver by our lenders would constitute a default under our credit agreement. In addition, we could be in default under our credit agreement if our lenders do not agree to change our EBITDA maintenance requirements, if we cannot comply with any new EBITDA requirements that our lenders agree to impose, or if our lenders do not agree to grant us any extension of the temporary waiver of our failure to comply with these EBITDA maintenance requirements. Our credit agreement provides that in the event of default, our lenders may pursue various remedies, including declaring the entire indebtedness due and payable. If this were to occur, we would seek an agreement with the lenders to forbear from exercising this remedy. However, we cannot assure you that such an agreement could be reached outside of bankruptcy or what the final terms of such an agreement would be. In addition, an event of default under the credit agreement could trigger an event of default under other agreements to which we are a party, including our casino operating contract, the indentures governing our senior subordinated notes with contingent payments and our senior subordinated contingent notes and the agreement pursuant to which Harrah's Entertainment and Harrah's Operating Company have agreed to guarantee our $100 million payment to the Louisiana Gaming Control Board. An event of default under any of these agreements could materially and adversely affect our business, financial condition and results of operations by, among other things, resulting in our closing the casino and/or causing the entire indebtedness under our notes to become immediately due and payable.

         Also, we cannot assure you that Harrah's New Orleans Management Company or Harrah's Operating Company will extend the forbearance period and continue to forbear after December 31, 2000 until March 31, 2001 the collection of the rent, fees and other items agreed to in the limited forbearance agreement. If Harrah's New Orleans Management Company and Harrah's Operating Company do not continue to forbear the payment of the items beyond December 31, we will need to obtain additional financing to fund the repayment of amounts that Harrah's New Orleans Management Company and Harrah's Operating Company agreed to forbear under their limited forbearance agreement and to fund payment of all our non-deferrable operating expenses as they come due. If we cannot obtain additional financing to fund such expenses, our failure to pay such expenses may trigger events of default under certain other agreements to which we are a party, including our credit agreement, our casino operating contract, the indentures governing our senior subordinated notes with contingent payments and our senior subordinated contingent notes, and the agreement pursuant to which Harrah's Entertainment and Harrah's Operating Company have agreed to guarantee our $100 million payment to the State of Louisiana. An event of default under any of these agreements could materially and adversely affect our business, financial condition and results of operations by, among other things, resulting in our closing the casino and/or causing the entire indebtedness under our credit agreement and our notes to become immediately due and payable. In addition, we cannot assure that our estimate of our reasonably anticipated liquidity needs is accurate or that new business developments or other unforeseen events will not occur resulting in the need to raise additional funds.

         In view of the uncertainties relating to the future of the casino, we have engaged the services of the investment banking firm Jefferies and Company, Inc., to assist us in evaluating the means by which we can attempt to restructure our financial obligations and, as a result, continue operations. We will likely begin discussions with the holders of our senior subordinated notes with contingent payments and our senior subordinated contingent notes, our bank lenders under our credit agreement and Harrah's Entertainment to discuss adjustments to our operating expenses, debt and capital structure to restructure our financial obligations and, as a result, continue operations. Undoubtedly these discussions will disclose the need to revisit the $100 million annual minimum payment to the State required under our operating contract, as that payment materially and fundamentally affects our financial viability. We cannot assure you that we will be successful in our efforts to obtain adjustments to our operating expenses, debt and capital structure or that there will be a reduction in the $100 million payment due to the Louisiana Gaming Control Board under our casino operating contract.

         Capital expenditures. Pursuant to our amended and restated ground lease with the Rivergate Development Corporation and the City of New Orleans, our management agreement with Harrah's New Orleans Management Company and our casino operating contract, we have established a capital replacement fund to fund the capital expenditures necessary to operate the casino. We are contractually required to fund monthly payments into the capital replacement fund in an aggregate amount equal to $3 million for the first 12 months following the casino's opening, $4 million for the second 12 months following the casino's opening, $5 million for the third 12 months following the casino's opening, and 2% of the gross revenues of the casino for each fiscal year thereafter. As of June 30, 2000, we had deposited $1.8 million into the interest-bearing capital reserve account and expended appropriately $700,000.

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

         We have spent approximately $1.6 million through June 30, 2000 towards developing a master plan for the build out and leasing of the second floor of the casino for non-gaming uses and for construction-related work that needed to take place on the second floor of the casino prior to opening the casino in order to prevent disruption to the casino's gaming operations. We have arranged to borrow up to $2 million from a subsidiary of Harrah's Entertainment to fund these items. Borrowings under this loan bear interest at 9% per year, and, at our option, may be paid in cash or in kind. Principal and interest under this loan must be paid out of the permanent financing ultimately obtained for the completion of the second floor of the casino. As of June 30, 2000, we had borrowed $1.5 million under this loan. We presented a preliminary master plan governing the use of the second floor of the casino to the City of New Orleans on February 22, 2000 and are currently considering alternatives for financing of the remainder this development. Without additional financing, we will be unable to build-out and develop the second floor of the casino.

         We also own the City block of historical buildings across the street from the casino and its garages, which we plan to develop into other entertainment uses that support the casino. At this time, we have not completed our plans and have not obtained financing for this development.

         We own the parcel of land across from the casino located at 3 Canal Place, adjacent to the Canal Place Shopping Center. On February 14, 2000, we entered into a contract to sell to Wyndham International, a hotel developer, this property for $6.5 million. As a condition to this sale, Wyndham must begin construction of a hotel (300 room minimum) within two years of closing or we will have the option to repurchase the property for $6.5 million plus interest on the purchase price equal to 7% per year. We are currently evaluating alternatives for the use of the proceeds generated from this sale. The sale is contingent upon obtaining certain third party approvals and Wyndham International completing its due diligence. Because the sale of the 3 Canal Place property would violate certain of the covenants under our credit agreement, among the required third party approvals, we must obtain certain waivers and consents of the lenders under the credit agreement to sell the property to Wyndham International. As a result, the sales contract was amended to extend the diligence period to June 30, 2001 to allow management additional time to obtain the necessary waivers and consents.

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

         We have a significant amount of indebtedness, which accrues interest at fixed and variable rates. As of June 30, 2000, the aggregate amount of our outstanding indebtedness was $509.8 million, of which $246.0 million accrued interest at variable rates and $263.8 million accrued interest at fixed rates. The interest rate of our variable rate indebtedness will fluctuate with changes in the base rate and the LIBOR rate applicable under our credit agreement. A change in either the base rate or LIBOR under our credit agreement will affect the interest rate at which indebtedness outstanding under the credit agreement accrues. As a result, a significant increase in either the base rate or LIBOR could materially and adversely affect our financial position and results of operations. For example, a 50 basis point movement in interest rates would result in an approximate $1.2 million annualized increase or decrease in interest expense based on the outstanding balance of our variable rate indebtedness as of June 30, 2000.

                          PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At our Annual Meeting of the Stockholders held on May 16, 2000, the following matters were brought before and voted upon by our stockholders:

1. A proposal to elect the following group II directors to the board of directors to serve until the 2003 Annual Meeting of Stockholders:

                                                  WITHHOLD             BROKER
                            FOR       AGAINST     AUTHORITY  ABSTAIN  NON-VOTES
                         ---------   ---------    ---------  -------  ---------
Eddie N. Williams        4,302,623          --        --        --        --

Edwin Jacobson           4,206,004      21,813        --        --        --

The following members of our board of directors will continue in office after the annual meeting:

Colin V. Reed (group I director to serve until the 2002 Annual Meeting of Stockholders)

Seth E. Lemler (group I director to serve until the 2002 Annual Meeting of Stockholders)

Philip G. Satre (group III director to serve until the 2001 Annual Meeting of Stockholders)

Rudy J. Cerone (group III director to serve until the 2001 Annual Meeting of Stockholders)

2. A proposal to ratify the appointment of Deloitte & Touche LLP to serve as our independent accountants

                                                            BROKER
                            FOR       AGAINST    ABSTAIN   NON-VOTES
                         ---------    -------    -------   ----------
                         8,508,711    20,058     1,671        --

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.


EXHIBIT
NUMBER                  DESCRIPTION


27.01    Financial Data Schedule (for SEC use only).

4.14 Waiver to Credit Agreement, dated June 29, 2000, by and among JCC Holding Company, Jazz Casino Company, L.L.C., various lending institutions party to the Credit Agreement and Bankers Trust Company, as Administrative Agent.

4.15 Waiver to Credit Agreement, dated July 20, 2000, by and among JCC Holding Company, Jazz Casino Company, L.L.C., various lending institutions party to the Credit Agreement and Bankers Trust Company, as Administrative Agent

4.16 Waiver to Credit Agreement, dated July 27, 2000, by and among JCC Holding Company, Jazz Casino Company, L.L.C., various lending institutions party to the credit agreement and Bankers Trust Company, as Administrative Agent.

4.17 Waiver to Credit Agreement, dated August 10, 2000, by and among JCC Holding Company, Jazz Casino Company, L.L.C., various lending institutions party to the Credit Agreement and Bankers Trust Company, as Administrative Agent

10.53 Amendment to Agreement to Purchase and Sell, dated February 14, 2000 by and between JCC Fulton Development, L.L.C. and WI Acquisition Corporation.

10.54 Minimum Payment Guaranty by Harrah's Entertainment, Inc. and Harrah's Operating Company, Inc. dated March 31, 2000

10.55 Letter from Harrah's New Orleans Management Company and Harrah's Operating Company, Inc. agreeing to extend until August 15, 2000, the forbearance period under the Limited Forbearance Agreement, dated July 24, 2000, by and among Harrah's New Orleans Management Company, Harrah's Operating Company, Inc., and Jazz Casino Company, L.L.C.

10.56 Letter from Harrah's New Orleans Management Company and Harrah's Operating Company, Inc. agreeing to extend until December 31, 2000, the forbearance period under the Limited Forbearance Agreement, dated August 3, 2000, by and among Harrah's New Orleans Management Company, Harrah's Operating Company, Inc., and Jazz Casino Company, L.L.C.


    (b) Reports on Form 8-K.

(1) On May 16, 2000, we filed a Current Report on Form 8-K filing the presentation made by Frederick W. Burford, our President and Chief Executive Officer, at our Annual Meeting of Stockholders held in New Orleans, Louisiana on May 16, 2000. The date of the earliest event reported was May 16, 2000.

(2) On July 25, 2000, we filed a Current Report on Form 8-K filing a certificate filed with the State of Louisiana under our casino operating contract establishing compliance with the requirements of Sections 9.5(a) through 9.5(d) of the casino operating contract relating to the maintenance of a casino bankroll, the performance and payment of operating expenses, the performance and payment of debt obligations and the payment of capital maintenance expenses. The date of the earliest event reported was July 24, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              JCC HOLDING COMPANY


Date:   August 11, 2000      By: /s/ Frederick W. Burford
                                 ------------------------
                                 Frederick W. Burford, President
                                 (Principal Executive Officer of the Registrant)


Date:   August 11, 2000      By: /s/ L. Camille Fowler
                                 ---------------------
                                 L. Camille Fowler, Vice President-Finance,
                                 Treasurer and Secretary
                                 (Principal Financial Officer and Principal
                                 Accounting Officer of the Registrant)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER      DESCRIPTION
-------     -----------
27.01       Financial Data Schedule (for SEC use only).

4.14        Waiver to Credit Agreement, dated June 29, 2000, by and among
            JCC Holding Company, Jazz Casino Company, L.L.C., various lending institutions party to the Credit Agreement and Bankers
            Trust Company, as Administrative Agent.

4.15        Waiver to Credit Agreement, dated July 20, 2000, by and among
            JCC Holding Company, Jazz Casino Company, L.L.C., various lending institutions party to the Credit Agreement and Bankers
            Trust Company, as Administrative Agent

4.16        Waiver to Credit Agreement, dated July 27, 2000, by and among
            JCC Holding Company, Jazz Casino Company, L.L.C., various lending institutions party to the credit agreement and Bankers
            Trust Company, as Administrative Agent.

4.17 Waiver to Credit Agreement, dated August 10, 2000, by and among JCC Holding Company, Jazz Casino Company, L.L.C., various lending institutions party to the Credit Agreement and Bankers Trust Company, as Administrative Agent

10.53       Amendment to Agreement to Purchase and Sell, dated February
            14, 2000 by and between JCC Fulton Development, L.L.C. and WI
            Acquisition Corporation.

10.54       Minimum Payment Guaranty by Harrah's Entertainment, Inc. and
            Harrah's Operating Company, Inc. dated March 31, 2000

10.55       Letter from Harrah's New Orleans Management Company and
            Harrah's Operating Company, Inc. agreeing to extend until August 15, 2000, the forbearance period under the Limited
            Forbearance Agreement, dated July 24, 2000, by and among
            Harrah's New Orleans Management Company, Harrah's Operating
            Company, Inc., and Jazz Casino Company, L.L.C.

10.56       Letter from Harrah's New Orleans Management Company and
            Harrah's Operating Company, Inc. agreeing to extend until December 31, 2000, the forbearance period under the Limited
            Forbearance Agreement, dated August 3, 2000, by and among
            Harrah's New Orleans Management Company, Harrah's Operating
            Company, Inc., and Jazz Casino Company, L.L.C.