Form 10-Q
period 2000-09-30
JCC HOLDING CO
filed 2000-11-13
CIK 1021352

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     SEPTEMBER 30, 2000
                                            ------------------

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

                                 One Canal Place
                           365 Canal Street, Suite 900
                          New Orleans, Louisiana, 70130
                    ----------------------------------------
                    (Address of principal executive offices)


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

         The number of shares of the registrant's class A common stock and class B common stock outstanding at November 10, 2000 were 5,779,572 and 4,452,623, respectively.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                               SEPTEMBER 30, 2000


                                      INDEX

                                                                               PAGE
                                                                               NUMBER
                                                                               ------
SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS                   2

PART I    FINANCIAL INFORMATION                                                  2

          Item 1. Financial Statements                                           2

          Condensed Consolidated Balance Sheets as of
              September 30, 2000 and December 31, 1999 (Unaudited)               3

          Condensed Consolidated Statements of Operations for the
              Three and Nine Months Ended September 30, 2000 and 1999            4
              (Unaudited)

          Condensed Consolidated Statements of Cash Flows for the
              Nine Months Ended September 30, 2000 and 1999 (Unaudited)          5

          Notes to Condensed Consolidated Financial Statements (Unaudited)       6

          Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                               11

          Item 3. Quantitative and Qualitative Disclosures About Market Risk    21

PART II  OTHER INFORMATION                                                      22

          Item 6. Exhibits and Reports on Form 8-K                              22

SIGNATURES                                                                      23

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q includes forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including in particular the statements about (1) our plans, objectives, expectations and prospects, (2) the development of non-gaming entertainment space on the second floor of our casino in New Orleans, Louisiana and of various adjacent properties for entertainment uses supporting our casino,
(3) funding of our minimum payment obligation to the State of Louisiana under the minimum payment guaranty provided by Harrah's Entertainment, Inc. and Harrah's Operating Company, Inc., possibly exceeding the maximum $50 million,
(4) the possibility of Harrah's Entertainment, Inc., and Harrah's Operating Company renewing the minimum payment guaranty on March 31, 2001, (5) the possibility of Harrah's Entertainment, Inc., or its subsidiaries agreeing to continue to forbear after April 1, 2001, the collection of rent, fees and other items addressed in the forbearance agreement, (6) the possibility of a reduction in the $100 million minimum payment that we are required to make to the Louisiana Gaming Control Board under our casino operating contract, (7) our ability to obtain adjustments to our operating expenses, debt and capital structure, and (8) our ability to continue operations, included in this Report under the heading "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this document. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions identify forward-looking statements. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by such forward-looking statements are reasonable, such statements involve uncertainties and risks, and we cannot assure that such plans, objectives, expectations and prospects will be achieved. Important factors that could cause actual results to differ materially from the results anticipated by the forward-looking statements include our ability to reach agreement with third parties on such matters as (1) granting us waivers for our failure to comply with certain agreements with them,
(2) reducing the $100 million minimum annual payment that we are required to make, to the Louisiana Gaming Control Board and (3) adjusting our operating expenses, debt and capital structure, as well as other factors that are set forth in our Annual Report on Form 10-K under the heading "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance" and our other filings with the Securities Exchange Commission. All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.



                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      JCC HOLDING COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                          ASSETS
Current Assets:
  Cash and cash equivalents (includes restricted cash of
    $4,195 and $6,382, respectively)........................    $ 24,436        $ 34,687
  Accounts receivable, net of allowance for doubtful
    accounts of $1,193 and $228, respectively...............       6,819           3,177
  Inventories...............................................         705             354
  Prepaids and other assets.................................       2,093           2,760
  Property available for sale...............................       4,831           4,831
                                                                --------        --------
         Total current assets...............................      38,884          45,809
                                                                --------        --------
Property and Equipment:
  Buildings on leased land..................................     305,955         306,129
  Furniture, fixtures and equipment.........................      41,349          43,634
  Property held for development.............................      10,651          10,138
  Leasehold improvements....................................         495              --
  Construction in progress..................................       1,209             151
                                                                --------        --------
         Total..............................................     359,659         360,052
  Less -- accumulated depreciation..........................     (20,389)         (4,179)
                                                                --------        --------
         Net property and equipment.........................     339,270         355,873
                                                                --------        --------
Other Assets:
  Deferred operating contract cost, net of accumulated
    amortization of $2,575 and $494, respectively...........      66,101          68,182
  Lease prepayment, net of accumulated amortization of $643
    and $124, respectively..................................      16,342          16,861
  Deferred charges and other, net of accumulated
    amortization of $1,299 and $421, respectively...........      19,852          19,677
                                                                --------        --------
         Total other assets.................................     102,295         104,720
                                                                --------        --------
         Total Assets.......................................    $480,449        $506,402
                                                                ========        ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term borrowings.....................................    $  5,500        $ 15,850
  Accounts payable -- trade.................................       3,392           2,012
  Accrued interest..........................................       8,211           2,081
  Accrued expenses..........................................      14,984          20,791
  Due to affiliates.........................................      53,322           4,648
  Preconfirmation contingencies.............................       2,195           3,033
  Other.....................................................       2,236           2,009
                                                                --------        --------
         Total current liabilities..........................      89,840          50,424
                                                                --------        --------
Long-term debt (including debt to affiliates of $29,243 and
  $23,704, respectively)....................................     384,769         368,222
Deferred income taxes.......................................      37,900          37,900
Due to affiliates...........................................      20,198           4,302
Other long-term liabilities.................................         254              --
Commitments and Contingencies
Stockholders' Equity (Deficit):
  Common Stock:
    Unclassified Common Stock (40,000 shares authorized;
     none issued and outstanding; par value $.01 per
     share).................................................          --              --
    Class A Common Stock (20,000 shares authorized; 5,780
     shares and 5,638 shares, respectively, issued and
     outstanding; par value $.01 per share).................          58              56
    Class B Common Stock (20,000 shares authorized; 4,453
     shares issued and outstanding; par value $.01 per
     share).................................................          45              45
  Additional paid-in capital................................     108,718         108,538
  Accumulated deficit.......................................    (161,047)        (62,817)
  Less -- unearned compensation.............................        (286)           (268)
                                                                --------        --------
         Total stockholders' equity (deficit)...............     (52,512)         45,554
                                                                --------        --------
         Total Liabilities and Stockholders' Equity.........    $480,449        $506,402
                                                                ========        ========

           See Notes to Condensed Consolidated Financial Statements.

                      JCC HOLDING COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                           -------------------------   -------------------------
                                              2000          1999          2000          1999
                                           -----------   -----------   -----------   -----------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES:
  Casino.................................  $    66,298   $        --   $   185,058   $        --
  Food and beverage......................        5,351            --        15,342            --
  Retail, parking and other..............        2,403            93         7,173           103
  Less -- casino promotional
     allowances..........................       (4,127)           --       (10,718)           --
                                           -----------   -----------   -----------   -----------
          Total net revenues.............       69,925            93       196,855           103
                                           -----------   -----------   -----------   -----------
OPERATING EXPENSES:
  Direct:
     Casino..............................       54,183            --       161,815            --
     Food and beverage...................        4,195            --        11,912            --
     Retail, parking and other...........          871            --         2,995            --
  General and administrative.............       24,182           129        65,422           297
  Depreciation and amortization..........        6,110           371        19,609           778
  Pre-opening expenses...................           --        10,924            --        20,045
                                           -----------   -----------   -----------   -----------
          Total operating expenses.......       89,541        11,424       261,753        21,120
                                           -----------   -----------   -----------   -----------
OPERATING LOSS...........................      (19,616)      (11,331)      (64,898)      (21,017)
                                           -----------   -----------   -----------   -----------
OTHER INCOME (EXPENSE):
  Interest expense, net of capitalized
     interest............................      (11,822)           --       (33,627)           --
  Interest and other income..............           83            61           295           296
                                           -----------   -----------   -----------   -----------
          Total other income (expense)...      (11,739)           61       (33,332)          296
                                           -----------   -----------   -----------   -----------
NET LOSS.................................  $   (31,355)  $   (11,270)  $   (98,230)  $   (20,721)
                                           ===========   ===========   ===========   ===========
BASIC NET LOSS PER SHARE.................  $     (3.06)  $     (1.12)  $     (9.67)  $     (2.06)
                                           ===========   ===========   ===========   ===========
WEIGHTED AVERAGE SHARES OUTSTANDING......   10,235,188    10,079,000    10,163,715    10,044,853
                                           ===========   ===========   ===========   ===========

           See Notes to Condensed Consolidated Financial Statements.

                      JCC HOLDING COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                2000       1999
                                                              --------   ---------
Cash Flows From Operating Activities:
  Net loss..................................................  $(98,230)  $ (20,721)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................    19,609         778
     Amortization of note discount..........................     3,862          --
     Amortization of unearned compensation..................       164         193
     Deferred rent..........................................     1,270          --
     Provision for bad debts................................       995          --
     Write down of assets to be disposed of.................     1,600          --
  Changes in operating assets and liabilities:
     Accounts receivable....................................    (4,637)         --
     Inventories............................................      (351)         --
     Prepaids and other assets..............................       667         762
     Accounts payable -- trade..............................     1,380         (66)
     Accrued interest.......................................    13,175          --
     Accrued expenses.......................................    (5,807)        347
     Preconfirmation contingencies..........................      (838)     (1,998)
     Due to affiliates......................................    23,554          --
     Other current liabilities..............................       226          --
                                                              --------   ---------
          Net cash flows used in operating activities.......   (43,361)    (20,705)
                                                              --------   ---------
Cash Flows From Investing Activities:
  Capital expenditures......................................    (1,106)   (115,443)
  Proceeds from sale of property............................        --          42
  Increase in deferred charges and other assets.............      (973)     (6,642)
                                                              --------   ---------
          Net cash flows used in investing activities.......    (2,079)   (122,043)
                                                              --------   ---------
Cash Flows From Financing Activities:
  Net repayments of short-term borrowings...................   (10,350)         --
  Proceeds from notes payable to affiliates.................    45,539          --
  Proceeds from long-term borrowings........................        --     127,500
                                                              --------   ---------
          Net cash flows provided by financing activities...    35,189     127,500
                                                              --------   ---------
Net decrease in cash and cash equivalents...................   (10,251)    (15,248)
Cash and cash equivalents, beginning of period..............    34,687      25,506
                                                              --------   ---------
Cash and cash equivalents, end of period....................  $ 24,436   $  10,258
                                                              ========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest...............................................  $ 12,404   $   4,662
  Noncash investing and financing activities:
     Increase in long-term debt for payment-in-kind interest
      payments..............................................  $  7,146   $   7,142
     Capitalized interest...................................  $    102   $  19,024
     Issuance of restricted stock awards....................  $    199   $     464
     Amortization of note discount..........................        --   $   2,505

           See Notes to Condensed Consolidated Financial Statements.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Nature of Business. We operate an exclusive land-based casino entertainment facility in New Orleans, Louisiana, on the site of the former Rivergate Convention Center. Our casino commenced operations on October 28, 1999. As funding and circumstances may permit, we also plan to develop approximately 130,000 square feet of multipurpose non-gaming entertainment space on the second floor of the casino and develop various adjacent properties for entertainment uses supporting the casino. We have not obtained financing to fund these developments, and do not expect to obtain such funding if ever, unless and until we restructure our obligations as set forth below.

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

NOTE 2.  RECENTLY ISSUED PRONOUCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended in June 2000 by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which requires the recognition of all derivatives as assets or liabilities in the statement of financial position and measures those instruments at fair value. Changes in fair value of derivatives are recorded in earnings or other comprehensive income depending upon the intended use of the derivative and the resulting designation. The effective date of this statement has been delayed to fiscal years beginning after June 15, 2000. We have not completed the process of evaluating the impact that will result from adopting SFAS No. 133, as amended by SFAS No. 138. We are therefore unable to disclose the impact that adopting SFAS No. 133 will have on its financial position and results of operations when such a statement is adopted.

NOTE 3.  RELATED PARTY TRANSACTIONS

         HET/JCC Agreement. Under the HET/JCC agreement, advances by Harrah's Entertainment and Harrah's Operating Company under the minimum payment guaranty of the $100 million minimum annual payment to the Louisiana Gaming Control Board constitute a demand obligation of JCC and are secured by a first priority lien on our assets. Under the terms of the minimum payment guaranty, on February 29, 2000, upon notice by the Louisiana Gaming Control Board that we had failed to make a daily payment, Harrah's Operating Company, Inc., began making the minimum daily payments of approximately $274,000 due to the Louisiana Gaming Control Board under the terms of our casino operating contract. As of September 30, 2000, Harrah's Entertainment and Harrah's Operating Company had advanced $40 million to the Louisiana Gaming Control Board on our behalf under the minimum payment guaranty. The principal balance outstanding bears interest at The London Interbank Offered Rate ("LIBOR") plus 1% (8.00% as of September 30, 2000).

         Because funding under the minimum payment guaranty could constitute a default under our credit agreement with our bank lenders if our reimbursement obligation to Harrah's Entertainment and Harrah's Operating Company under the HET/JCC Agreement exceeds $5 million, at our request, our bank lenders granted us a limited waiver of the default subject to certain conditions. The waiver granted by the bank lenders allowed funding under the HET/JCC agreement of up to $40 million. This limit was reached on July 20, 2000, at which time we resumed making the minimum daily payments. According to the terms of this waiver, Harrah's Entertainment and Harrah's Operating Company have agreed not to demand repayment of, and we may not repay, the principal or accrued interest owed on the principal, until, at the earliest, April 1, 2001. On August 31, 2000, the credit agreement was amended to include additional waivers to allow Harrah's Entertainment, Inc. and Harrah's Operating Company to advance up to an additional $10 million under the HET/JCC agreement, subject to certain limitations, including the requirement that we must first borrow all of the $25 million available under our revolving line of credit before additional amounts may be advanced under the minimum payment guaranty.

         Based on our current financial condition, we may not be able to make the minimum daily payment to the Louisiana Gaming Control Board and advances under the HET/JCC agreement will likely need to exceed $50 million for us to continue operations. Any such funding beyond the $50 million level currently permitted in the existing waivers by our bank lenders would constitute a default under our bank credit agreement unless we are able to obtain an additional waiver from our lenders that permits advances of more than $50 million under the minimum payment guaranty. We cannot assure you that we will be able to obtain such a waiver. If Harrah's Entertainment and Harrah's Operating Company make advances under the minimum payment guaranty in excess of $50 million, they will have the right to demand prompt payment of this excess amount, including interest due on the excess. Moreover, even if our lenders would permit advances under the minimum payment guaranty in excess of $50 million without a declaration of default, in accordance with the terms of the minimum payment guaranty, Harrah's Entertainment and Harrah's Operating Company may decline to renew their minimum payment guaranty beyond March 31, 2001. We do not believe the minimum payment guaranty will be renewed under our existing circumstances.

         Completion Loan Agreement. On October 30, 1998, we entered into an amended and restated subordinated completion loan agreement with Harrah's Entertainment and Harrah's Operating Company under which any expenditures made by Harrah's Entertainment and Harrah's Operating Company under its completion guarantees, which are not also expenditures under our amended and restated construction lien indemnity agreement with Harrah's Operating Company, are deemed unsecured loans. The loans under the completion loan agreement bear interest at a rate of 8% per annum and will mature on April 30, 2010. No fees are payable to Harrah's Entertainment and Harrah's Operating Company in connection with the completion guarantees. We estimate that approximately $6 million will be required under the completion guaranty to pay the remaining costs of completing the project. As of September 30, 2000, the outstanding balance under the completion loan was $5.1 million.

         Limited Forbearance Agreement. On February 29, 2000, we entered into a limited forbearance agreement with Harrah's Operating Company and Harrah's New Orleans Management Company, the manager of our casino. This agreement was subsequently amended on August 31, 2000. Under this amended forbearance agreement, Harrah's Operating Company and Harrah's New Orleans Management Company each agreed to forbear until April 1, 2001 certain payments under the management agreement, the administrative agreement and the master lease agreement that we owed or which become due prior to April 1, 2001. The amended limited forbearance agreement also waives any penalties or late charges assessed on the deferred payments under these agreements. As of September 30, 2000, pursuant to the amended limited forbearance agreement, we have deferred approximately $14.2 million related to the payments and fees payable to Harrah's Operating Company or Harrah's New Orleans Management Company. If Harrah's New Orleans Management Company and Harrah's Operating Company do not continue to forbear the payment of the deferred items beyond April 1, 2001, we will need to obtain additional financing to fund the repayment of the amounts that Harrah's New Orleans Management Company and Harrah's Operating Company agreed to forbear under their limited forbearance agreement and to fund payment of all our non-deferrable operating expenses as they come due. We cannot assure you that we will be able to obtain such additional financing or that we will be able to obtain additional financing for this purpose on terms that are acceptable to us.

NOTE 4.  CONTINGENCIES

         The enactment and implementation of gaming legislation in the State of Louisiana and the development of the casino and related facilities generally have been the subject of lawsuits, claims and delays brought about by various parties. In addition, we are involved in a number of legal proceedings and claims arising in the normal course of business. While we cannot predict the outcome of such legislative and legal proceedings and litigation, we do not expect that the final outcome of these particular matters will materially and adversely affect our results of operations, cash flows, or financial condition.

NOTE 5.  DEBT
         Under our credit agreement, we have up to $25 million available for working capital purposes under our revolving line of credit, which has been used to partially cover operating losses. As of September 30, 2000, the outstanding balance under the revolving line of credit was $7.3 million, including outstanding letters of credit of $1.8 million. Our credit agreement requires that we satisfy certain Earnings Before Interest, Taxes, Depreciation, Amortization ("EBITDA") maintenance requirements on a quarterly basis. We did not meet the required EBITDA test for the quarter ended June 30, 2000. However, at our request, the bank lenders under the credit agreement granted a temporary waiver of our failure to comply with this covenant. That waiver, which also placed a temporary limit on our revolver borrowing, expired on August 31, and was replaced with an amendment to our credit agreement, which (1) amends our credit agreement to, among other things, change the EBITDA maintenance requirements with which we are required to comply through the quarter ended December 31, 2000; (2) subject to certain limitations, re-establishes our

$25 million revolving line of credit; (3) grants additional waivers to allow Harrah's Entertainment, Inc. and Harrah's Operating Company to advance up to an additional $10 million to a total of $50 million under their minimum payment guaranty of the $100 million minimum annual payment that we are required to pay to the Louisiana Gaming Control Board under our casino operating contract, subject to certain limitations, including the requirement that we must first borrow all of the $25 million available under our revolving line of credit before additional amounts may be advanced under the minimum payment guaranty; and (4) extends until February 28, 2001, the date by which a notice by Harrah's Entertainment to the banks or the Louisiana Gaming Control Board that the minimum payment guarantee will not be extended, will constitute an event of default.

         In conjunction with the amendment to our credit agreement discussed above, on September 1, 2000, Harrah's Operating Company, Inc. purchased from our bank lenders approximately $145.5 million of our present obligations to the bank lenders, which amount it had previously guaranteed under the Guaranty and Loan Purchase Agreement, and agreed to provide the funding for the balance of our $25 million revolving line of credit as it is drawn from the banks.

NOTE 6. NOTICE OF DEFAULT UNDER THE AMENDED AND RENEGOTIATED CASINO OPERATING CONTRACT

         On September 27, 2000, we received a notice from the Louisiana Gaming Control Board that we are in default of Section 9.5(c) of the Amended and Renegotiated Casino Operating Contract dated October 30, 1998, with the State of Louisiana.

         The Gaming Control Board informed us of the Board's determination that we have failed, as required by the casino operating contract, to demonstrate by clear and convincing evidence that we have the continuing ability to pay, exchange, refinance or extend our debt that will mature or otherwise become due and payable during the twelve month period commencing on July 1, 2001, primarily due to the lack of a minimum payment guarantor for the period beyond March 31, 2001. Refer to Note 3 for a discussion regarding the renewal of the minimum payment guarantee. Pursuant to the casino operating contract, we have six months after receipt of the Board's notice, or until March 27, 2001, to cure such a default.

         In order to address timely the Board's finding of default and provide for continued operations, we believe it will be necessary to implement a significant restructuring of our arrangements with our securities holders, our lenders, Harrah's Entertainment, Inc., Harrah's Operating Company, Harrah's New Orleans Management Company (the manager of the casino and a wholly controlled affiliate of Harrah's Entertainment, Inc.), the State of Louisiana, and other parties to whom we have contractual or legal obligations.

         We have commenced discussions with these parties and will expand those discussions to include other parties as required to attempt the necessary restructuring. We expect such negotiations to be ongoing for the foreseeable future. We believe that if we do not obtain significant economic concessions from numerous parties, it is likely that we will not be able to address the Board's findings or to assure continued operations as a viable business. In particular, we believe one of the necessary concessions will be a substantial reduction, authorized by the Louisiana legislature, in our $100 million minimum payment obligation to the State of Louisiana under the terms of our casino operating contract with the State.

         While our efforts to obtain the necessary concessions are underway, no assurance can be given that we may be successful in such efforts. Even if such concessions can be obtained, it is possible that they may need to be implemented through a bankruptcy proceeding and there is no assurance that such a proceeding will satisfactorily implement such concessions.

NOTE 7.  FINANCIAL DEVELOPMENTS

         The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the condensed consolidated financial statements, during the three and nine months ended September 30, 2000, the Company incurred net losses of $31.4 million and $98.2 million, respectively, and, as of that date, the Company's current liabilities exceeded its current assets by $51.0 million, and its total liabilities exceeded its total assets by $52.5 million. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

         Absent restructuring, unless each of the following events occurs, we will not have sufficient liquidity to satisfy our financial obligations, including capital expenses and working capital for operations beyond March 31, 2001:

     o a minimum payment guaranty is timely posted in accordance with the terms of the casino operating contract on or before March 31, 2001 for the period from April 1, 2001 to March 31, 2002;

     o the minimum payment guarantor under the April 1, 2001 through March 31, 2002 guaranty continues to make daily payments;

     o the minimum payment guarantor continues to defer repayment by us of monies advanced to pay the daily payment;

     o    there is no declaration of default in any of our agreements; and

     o Harrah's New Orleans Management Company and Harrah's Operating Company continue to forbear the collection of the rent, fees and other items agreed to in their limited forbearance agreement with us.

We cannot assure you that any of these events will occur, nor can we assure you that the Louisiana Gaming Control Board will not take regulatory actions prior to March 31, 2001, which might prohibit or limit our ability to continue gaming operations based on the Company's financial condition.

         We cannot assure you that required lender waivers or additional financing will be available to us, or that, if available; the financing will be on favorable terms. As a result, any such funding under the minimum payment guarantee beyond the $50 million level currently permitted under the existing waivers by our lenders will constitute a default under our credit agreement.

         If Harrah's New Orleans Management Company and Harrah's Operating Company do not continue to forbear the payment of the items beyond April 1, we will need to obtain additional financing to fund the repayment of amounts that Harrah's New Orleans Management Company and Harrah's Operating Company agreed to forbear under their limited forbearance agreement and to fund payment of all our non-deferrable operating expenses as they come due. If we cannot obtain additional financing to fund such expenses, our failure to pay such expenses may trigger events of default under certain other agreements to which we are a party, including our credit agreement, our casino operating contract, the indentures governing our senior subordinated notes with contingent payments, our senior subordinated contingent notes, and the agreement pursuant to which Harrah's Entertainment and Harrah's Operating Company have agreed to guarantee our $100 million payment to the State of Louisiana. An event of default under any of these agreements could materially and adversely affect our business, financial condition and results of operations by, among other things, resulting in our closing the casino and/or causing the entire indebtedness under our credit agreement and our notes to become immediately due and payable. In addition, we cannot assure that our estimate of our reasonably anticipated liquidity needs is accurate or that new business developments or other unforeseen events will not occur resulting in the need to raise additional funds.

         In view of the uncertainties relating to the future of the casino, we have engaged the services of the investment banking firm Jefferies & Company, Inc., to assist us in evaluating the means by which we may attempt to restructure our financial obligations and, as a result, possibly continue operations. We have begun discussions with the holders of our senior subordinated notes with contingent payments and our senior subordinated contingent notes, our bank lenders under our credit agreement and Harrah's Entertainment to discuss adjustments to our operating expenses, debt and capital structure to restructure our financial obligations and, as a result, continue operations. The evaluation by Jefferies & Company has determined the need to restructure the $100 million annual minimum payment to the State required under our operating contract, as that payment by itself and apart from our other obligations materially and fundamentally affects our financial viability. We cannot assure you that we will be successful in our efforts to obtain adjustments to our operating expenses, debt and capital structure or that there will be a reduction in the $100 million payment due to the Louisiana Gaming Control Board under our casino operating contract.

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

         Although JCC Holding Company was incorporated on August 20, 1996, prior to October 30, 1998, we did not conduct any operations, generate any revenues or issue any capital stock. During the period from October 30, 1998 to October 27, 1999, our activities consisted primarily of administering the construction of our casino and preparing for opening the casino on October 28, 1999. Because the casino did not open until October 28, 1999, our results of operations for the three and nine months ended September 30, 2000 are not comparable to our results of operations for the three and nine months ended September 30, 1999. As a result, the discussion regarding operating results during the periods presented in this report addresses only the various significant components of revenue and expense line items contributing to net losses for the respective periods.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 TO THREE MONTHS ENDED SEPTEMBER 30, 1999

         Total Net Revenues. For the three months ended September 30, 2000, we generated casino revenue of $66.3 million, food and beverage revenue of $5.3 million, and retail, parking and other revenue of $2.4 million. Casino promotional allowances amounted to $4.1 million resulting in total net revenues of $69.9 million. Revenues continue to be below the level necessary to satisfy our liquidity needs. Despite the deferrals under certain of our contractual agreements as discussed below under "Liquidity and Capital Resources," our obligations, including the $100 million minimum annual payment required under our casino operating contract, continue to exceed revenues on a monthly basis.

         Prior to the opening of the casino in October 1999, our revenues of approximately $93,000 during the three months ended September 30, 1999, included rental income generated primarily by the parking facilities located on our properties.

         Operating Expenses. For the three months ended September 30, 2000, we incurred casino expenses of $54.2 million resulting in a gaming operating profit of $8.0 million. Gaming operating expenses primarily consist of the minimum daily payments to the Louisiana Gaming Control Board required under our casino operating contract with the State of Louisiana, labor costs, player development and entertainment costs, promotional costs, and security and surveillance related expenses. The minimum daily payments to the Louisiana Gaming Control Board totaled $25.2 million of the $54.2 million of casino operating expenses for the three months ended September 30, 2000. The high fixed cost components associated with the business, particularly the minimum daily payments of $274,000 to the Louisiana Gaming Control Board, adversely affect our ability to generate operating profits and maintain adequate liquidity for ongoing operations.

         For the three months ended September 30, 2000, we incurred food and beverage operating expenses of $4.2 million resulting in a food and beverage operating profit of $1.1 million. Food and beverage operating expenses primarily consist of labor costs and food and beverage raw materials costs. The casino's food and beverage operations are limited by restrictions imposed by the Louisiana Gaming Act and the regulations of the Louisiana Gaming Control Board. For example, the casino is prohibited from offering seated restaurant facilities with table food services for patrons. However, the casino may offer cafeteria-style food services for employees and a buffet for patrons with seating for up to 250 people. In addition, the Louisiana Gaming Control Board permits the casino to contract with local food preparers to provide food from kiosks in specific locations on the gaming floor.

         For the three months ended September 30, 2000, we incurred retail, parking and other expenses of $871,000 resulting in retail, parking and other operating profit of $1.5 million. Retail, parking and other operating expenses primarily consist of the cost of retail merchandise sold and expenses related to operating the casino's two parking facilities and providing an employee cafeteria.

         For the three months ended September 30, 2000, we incurred general and administrative expenses of $24.2 million consisting primarily of City rental payments, salaries and wages of administrative staff, advertising expenses, entertainment costs, write-downs of equipment, and legal and professional fees. For the three months ended September 30, 1999, we incurred general and administrative expenses of $129,000 consisting of franchise taxes and compensation expense related to restricted stock awards.

         For the three months ended September 30, 2000, and 1999, we incurred depreciation and amortization expenses of $6.1 million and $371,000, respectively.

         For the three months ended September 30, 1999, we incurred pre-opening expenses of $10.9 million consisting primarily of salaries and wages, legal and professional fees, costs incurred to recruit employees to work in the casino and pre-opening marketing expenses.

         Other Income (Expense). For the three months ended September 30, 2000, we incurred interest charges of $11.8 million. Prior to October 28, 1999, we capitalized all interest charges. For the three months ended September 30, 1999, we capitalized approximately $7.9 million of interest expense incurred on outstanding indebtedness.

         For the three months ended September 30, 2000, and 1999, we generated interest income of $83,000 and $61,000, respectively, attributable primarily to overnight repurchase investments of balances in our operating and capital reserve accounts.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         Total Net Revenues. For the nine months ended September 30, 2000, we generated casino revenue of $185.1 million, food and beverage revenue of $15.3 million, and retail, parking and other revenue of $7.2 million. Casino promotional allowances amounted to $10.7 million resulting in total net revenues of $196.9 million. Revenues continue to be below the level necessary to satisfy our liquidity needs. Despite the deferrals under certain of our contractual agreements, as discussed below under "Liquidity and Capital Resources," our obligations, including the $100 million minimum annual payment required under our casino operating contract, continue to exceed revenues on a monthly basis.

         Prior to the opening of the casino in October 1999, our revenues of approximately $103,000 during the nine months ended September 30, 1999, included rental income generated primarily by the parking facilities located on our properties.

         Operating Expenses. For the nine months ended September 30, 2000, we incurred casino expenses of $161.8 million resulting in a gaming operating profit of $12.6 million. Gaming operating expenses primarily consist of the minimum daily payments to the Louisiana Gaming Control Board required under our casino operating contract with the State of Louisiana, labor costs, player development and entertainment costs, promotional costs, and security and surveillance related expenses. The minimum daily payments to the Louisiana Gaming Control Board totaled $75.1 million of the $161.8 million of casino operating expenses for the nine months ended September 30, 2000. The high fixed cost components associated with the business, particularly the minimum daily payments of $274,000 to the Louisiana Gaming Control Board, adversely affect our ability to generate operating profits and maintain adequate liquidity for ongoing operations.

         For the nine months ended September 30, 2000, we incurred food and beverage operating expenses of $11.9 million resulting in a food and beverage operating profit of $3.4 million. Food and beverage operating expenses primarily consist of labor costs and food and beverage raw materials costs. The casino's food and beverage operations are limited by restrictions imposed by the Gaming Act and the regulations of the Louisiana Gaming Control Board. For example, the casino is prohibited from offering seated restaurant facilities with table food services for patrons. However, the casino may offer cafeteria-style food services for employees and a buffet for patrons with seating for up to 250 people. In addition, the Louisiana Gaming Control Board permits the casino to contract with local food prepares to provide food from kiosks in specific locations on the gaming floor.

         For the nine months ended September 30, 2000, we incurred retail, parking and other expenses of $3.0 million resulting in retail, parking and other operating profit of $4.2 million. Retail, parking and other operating expenses primarily consist of the cost of retail merchandise sold and expenses related to operating the casino's two parking facilities and providing an employee cafeteria.

         For the nine months ended September 30, 2000, we incurred general and administrative expenses of $65.4 million consisting primarily of City rental payments, salaries and wages of administrative staff, advertising expenses, entertainment costs, write-downs of equipment, and legal and professional fees. For the nine months ended September 30, 1999, we incurred general and administrative expenses of $297,000 consisting of franchise taxes and compensation expense related to restricted stock awards.

         For the nine months ended September 30, 2000, and 1999, we incurred depreciation and amortization expenses of $19.6 million and $778,000, respectively.

         For the nine months ended September 30, 1999, we incurred pre-opening expenses of $20.0 million consisting primarily of salaries and wages, legal and professional fees, costs incurred to recruit employees to work in the casino and pre-opening marketing expenses.

         Other Income (Expense). For the nine months ended September 30, 2000, we incurred interest charges of $33.6 million. Prior to October 28, 1999, we capitalized all interest charges. For the nine months ended September 30, 1999, we capitalized approximately $19.0 million of interest expense incurred on outstanding indebtedness.

         For the nine months ended September 30, 2000 and 1999, we generated interest income of $295,000 and $296,000, respectively, attributable primarily to overnight repurchase investments of balances in our operating and capital reserve accounts.

LIQUIDITY AND CAPITAL RESOURCES

         Capital resources for construction projects. From October 30, 1998 until the casino's opening on October 28, 1999, our principal capital requirements related to constructing the casino. As of September 30, 2000, although the casino's construction was complete, all construction and pre-opening invoices had not yet been paid. Based on construction contracts and purchasing documents, we anticipate that the remaining unpaid costs of completing the casino project will be approximately $3.5 million, including $900,000 in hard construction costs and $2.6 million for gaming equipment and supplies, pre-opening costs and unresolved creditor claims from the bankruptcy. On October 26, 2000, we received the final decision from the American Arbitration Association regarding our dispute with the general contractor over certain final construction costs, and on October 27, 2000, we paid approximately $661,000 to the general contractor in settlement of that dispute. As of September 30, 2000, $2.5 million had been funded into escrow to cover final construction costs, including but not limited to the arbitrated amounts.

         The funds necessary to complete the development and construction of the casino (including the installation of certain gaming equipment and other furniture, fixtures and equipment) were derived from a combination of the $15 million new equity investment from Harrah's Crescent City Investment Company made in connection with Harrah's Jazz Company's reorganization, the $211.5 million of term loans under our credit agreement, the $22.5 million under our junior subordinated credit facility and the issuance of approximately $27.3 million of convertible junior subordinated debentures, all of which had been funded as of September 30, 2000. In addition, to finance the loading of the casino's slot machines with approximately $6 million in coins, in a sale and leaseback transaction on October 20, 1999, we sold 1,085 of our slot machines to a subsidiary of Harrah's Entertainment, Inc. This subsidiary is leasing the slot machines back to us, and we used the proceeds from the sale to fill the slot machines with coins. Further, we estimate that we will have borrowed approximately $6 million under the completion loan agreement with Harrah's Entertainment and Harrah's Operating Company pursuant to their completion guarantees to fund the balance of approximately $3.5 million in construction and pre-opening costs, to the extent they have not previously been funded and escrowed. As of November 10, 2000, we had borrowed $5.1 million of the anticipated $6 million.

         Working capital for operations. For the nine months ended September 30, 2000, we experienced operating losses before depreciation and amortization of approximately $45.3 million. A number of our contractual agreements contain provisions that allow us to defer payment of certain operating expenses to help absorb these initial operating losses. Despite these deferrals, our obligations continue to exceed our revenues on a monthly basis. A description of the various deferral arrangements follows.

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

         During 1999, we paid the first and second interest payments on our senior subordinated notes with contingent payments and convertible junior subordinated debentures in kind rather than in cash, which amounted to $11.7 million and $2.3 million, respectively. In May, 2000, we paid interest in kind rather than in cash on both of these obligations, which amounted to $6.0 million and $1.2 million, respectively. We estimate that for at least the next twelve months interest on the senior subordinated notes and the convertible junior subordinated debentures will be paid in kind rather than in cash. We have deferred an aggregate of $5.2 million in principal repayments under our credit agreement that were scheduled to be paid on July 31, 2000 and October 31, 2000, in accordance with the terms of that agreement.

         No fixed interest is payable on our senior subordinated contingent notes. Contingent payments with respect to our senior subordinated notes with contingent payments and our senior subordinated contingent notes, to the extent they are due and owing, are payable on each interest payment date based on the Contingent Payment Measurement Amount, as such term is defined in the indentures governing these notes. For the three months ended September 30, 2000 and 1999, the Contingent Payment Measurement Amount was negative $12.4 million and $71,000, respectively. During these same periods, our Consolidated EBITDA, as such term is defined in the indentures governing our senior subordinated notes with contingent payments and our senior subordinated contingent notes, was negative $12.4 million and $71,000 respectively. During these periods, no contingent payments were accrued or were paid on either the senior subordinated notes with contingent payments or the senior subordinated contingent notes.

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

As of September 30, 2000, $17.5 million has been deferred under these contracts and is owed to Harrah's Entertainment or its subsidiaries.

         On February 29, 2000, we entered into a limited forbearance agreement with Harrah's New Orleans Management Company and Harrah's Operating Company, which was subsequently amended on August 31, 2000. Under this amendment to the forbearance agreement, Harrah's Operating Company and Harrah's New Orleans Management Company each agreed to forbear until April 1, 2001, the payment of the following additional items that we owe or which become due prior to April 1, 2001:

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

         As of September 30, 2000, we had deferred a total of $14.2 million of payments to Harrah's New Orleans Management Company or Harrah's Operating Company under the limited forbearance agreement. If Harrah's New Orleans Management Company and Harrah's Operating Company do not extend the forbearance period on the balance due as of April 1, 2001 and continue to defer the payment of the amounts due under the administrative services agreement and the reimbursable costs under the management agreement beyond April 1, 2001, we will need to obtain additional financing to fund the repayment of these amounts and to fund payment of all our non-deferrable operating expenses as they come due. We cannot assure you that we will be able to obtain additional financing or that we will be able to obtain additional financing on terms that are acceptable to us.

         Under our credit agreement, we also have up to $25 million available for working capital purposes under our revolving line of credit which has been used to partially cover operating losses. As of September 30, 2000, the outstanding balance under the revolving line of credit was $7.3 million, including outstanding letters of credit of $1.8 million. Our credit agreement requires that we satisfy certain EBITDA maintenance requirements on a quarterly basis. We did not meet the required EBITDA test for the quarter ended June 30, 2000. However, at our request, the bank lenders under the credit agreement granted a temporary waiver of our failure to comply with this covenant. That waiver, which also placed a temporary limit on our revolver borrowing, expired on August 31, and was replaced with an amendment to our credit agreement as discussed below.

         Under the HET/JCC agreement, advances by Harrah's Entertainment and Harrah's Operating Company under the minimum payment guaranty constitute a demand obligation of JCC and are secured by first priority liens on our assets. Under the terms of the minimum payment guaranty, on February 29, 2000, upon notice by the Louisiana Gaming Control Board that we had failed to make a daily payment, Harrah's Operating Company, Inc., began making the minimum daily payments of approximately $274,000 due to the Louisiana Gaming Control Board under the terms of our casino operating contract. As of September 30, 2000, Harrah's Entertainment and Harrah's Operating Company had advanced $40 million to the Louisiana Gaming Control Board on our behalf under the minimum payment guaranty. The principal balance outstanding bears interest at The London Interbank Offered Rate ("LIBOR") plus 1% (8.0% as of September 30, 2000). Because funding under the minimum payment guaranty (and any subsequent minimum payment guaranty) could constitute a default under our credit agreement with the banks if our reimbursement obligation to Harrah's Entertainment and Harrah's Operating Company in connection therewith exceeds $5 million, our bank lenders granted us a limited waiver of the default subject to the following conditions:

     o Harrah's Entertainment and Harrah's Operating Company agree to renew their minimum payment guaranty for the full fiscal year beginning April 1, 2000 through March 31, 2001;

     o with respect to the $40 million that Harrah's Entertainment and Harrah's Operating Company paid to the Louisiana Gaming Control Board on our account under the minimum payment guaranty, they will not demand repayment of, and we may not repay, the principal or accrued interest owed on the principal, until, at the earliest, March 31, 2001;

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

As of September 30, 2000, these conditions were met.

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

         On August 31, 2000, we entered into the Amendment to Credit Agreement; Modifications to Third Waiver and Related Documents; Amendment to Manager Subordination Agreement; and Other Agreements Amongst the Parties. The terms of this agreement provide for the following amendments and modifications to certain of our existing agreements:

o The agreement (1) amends our credit agreement to, among other things, change the EBITDA maintenance requirements with which we are required to comply through the quarter ended December 31, 2000; (2) subject to certain limitations, re-establishes our $25 million revolving line of credit; (3) grants additional waivers to allow Harrah's Entertainment, Inc. and Harrah's Operating Company to advance up to an additional $10 million for a total of $50 million under their minimum payment guaranty of the $100 million minimum annual payment that we are required to pay to the Louisiana Gaming Control Board under our casino operating contract, subject to certain limitations, including the requirement that we must first borrow all of the $25 million available under our revolving line of credit before additional amounts may be advanced under the minimum payment guaranty; and (4) extends until February 28, 2001, the date by which a notice by Harrah's Entertainment, Inc. to the banks or the Louisiana Gaming Control Board that the minimum payment guarantee will not be extended, will constitute an event of default.

o The agreement amends our limited forbearance agreement (as discussed above) with Harrah's New Orleans Management Company and Harrah's Operating Company to permit us to continue to forbear until April 1, 2001, the payment of certain amounts, including amounts presently due and becoming due under the administrative services agreement, reimbursable costs due under our management agreement and the rent and certain additional charges with respect to certain equipment that we lease from Harrah's Operating Company. The previous expiration date of the forbearance agreement had been August 31, 2000.

o Harrah's Operating Company, Inc. purchased from our bank lenders approximately $145.5 million of our present obligations to the bank lenders, which it had previously guaranteed under the Guaranty and Loan Purchase Agreement, and agreed to provide the funding for the balance of our $25 million revolving line of credit as it is drawn from the banks.

         On July 24, 2000, in accordance with Section 9.5 of the Amended and Renegotiated Casino Operating Contract with the State of Louisiana, Harrah's New Orleans Management Company and we submitted a Certificate establishing compliance with the requirements of Section 9.5(a) through 9.5(d) of the casino operating contract relating to the maintenance of a casino bankroll, the performance and payment of operating expenses, the performance and payment of debt obligations and the payment of capital maintenance expenses.

         On September 27, 2000, we received a notice from the Louisiana Gaming Control Board that we are in default of Section 9.5(c) of the Amended and Renegotiated Casino Operating Contract dated October 30, 1998, with the State of Louisiana.

         The Gaming Control Board informed us of the Board's determination that we have failed, as required by the casino operating contract, to demonstrate by clear and convincing evidence that we have the continuing ability to pay, exchange, refinance or extend debt that will mature or otherwise become due and payable during the twelve month period commencing on July 1, 2001, primarily due to the lack of a minimum payment guarantor for the period beyond March 31, 2001. See below for a discussion regarding the renewal of the minimum payment guarantee. Pursuant to the casino operating contract, we have six months after receipt of the Board's notice, or until March 27, 2001, to cure such a default.

         In order to address timely the Board's finding of default and provide for continued operations, we believe it will be necessary to implement a significant restructuring of our arrangements with our securities holders, our lenders, Harrah's Entertainment, Inc., Harrah's Operating Company, Harrah's New Orleans Management Company (the manager of the casino and a wholly controlled affiliate of Harrah's Entertainment, Inc.), the State of Louisiana, and other parties to whom we have contractual or legal obligations.

         We have commenced discussions with these parties and will expand those discussions to include other parties as required to attempt the necessary restructuring. We expect such negotiations to be ongoing for the foreseeable future. We believe that if we do not obtain significant economic concessions from numerous parties, it is likely that we will not be able to address the Board's findings or to assure continued operations as a viable business. In particular, we believe one of the necessary concessions will be a substantial reduction, authorized by the Louisiana legislature, in our $100 million minimum payment obligation to the State of Louisiana under the terms of our casino operating contract with the State.

         While our efforts to obtain the necessary concessions are underway, no assurance can be given that we may be successful in such efforts. Even if such concessions can be obtained, it is possible that they may need to be implemented through a bankruptcy proceeding.

         Under the present circumstances and based on financial results to date, we do not believe that under the HET/JCC Agreement Harrah's Entertainment and Harrah's Operating Company will be required to renew the minimum payment guaranty on March 31, 2001. The casino operating contract requires that the minimum daily payments to the State of Louisiana be guaranteed for each year beginning on April 1 of the year that the casino is open and if there is no guaranty the casino operating contract is deemed automatically terminated. At this time, it appears unlikely that any third party, including Harrah's Entertainment, will post the April 1, 2001, through March 31, 2002 guaranty, unless and until there is a reduction of the $100 million minimum annual payment due to the Louisiana Gaming Control Board under our casino operating contract, along with other changes to our capital and debt structure. If we cannot find a guarantor on satisfactory terms, our business, financial condition and results of operations will be materially and adversely affected because the casino operating contract provides that it will terminate (with no cure period), including any rights to operate the casino. For a more detailed description of Harrah's Entertainment's minimum payment guaranty, certain conditions under which the minimum payment guaranty may be terminated, and the consequences if we are unable to find a substitute guarantor on satisfactory terms, refer to our Annual Report on Form 10-K for the year ended December 31, 1999, under the headings "Factors Affecting Future Performance--Jazz Casino May Not be Able to Renew its Minimum Payment Guaranty" and "The Company May Not be Able to Service its Significant Debt and Other Payment Obligations."

         Absent restructuring, unless each of the following events occurs, we will not have sufficient liquidity to satisfy our financial obligations, including capital expenses and working capital for operations beyond March 31, 2001:

     o a minimum payment guaranty is timely posted in accordance with the terms of the casino operating contract on or before March 31, 2001 for the period from April 1, 2001 to March 31, 2002;

     o the minimum payment guarantor under the April 1, 2001 through March 31, 2002 guaranty continues to make daily payments;

     o the minimum payment guarantor continues to defer repayment by us of monies advanced to pay the daily payment;

     o    there is no declaration of default in any of our agreements; and

     o Harrah's New Orleans Management Company and Harrah's Operating Company continue to forbear the collection of the rent, fees and other items agreed to in their limited forbearance agreement with us.

We cannot assure you that any of these events will occur, nor can we assure you that the Louisiana Gaming Control Board will not take regulatory actions prior to March 31, 2001, which might prohibit or limit our ability to continue gaming operations based on the Company's financial condition.

         We cannot assure you that required lender waivers or additional financing will be available to us, or that, if available; the financing will be on favorable terms. As a result, any such funding under the minimum payment guarantee beyond the $50 million level currently permitted under the existing waivers by our lenders will constitute a default under our credit agreement.

         If Harrah's New Orleans Management Company and Harrah's Operating Company do not continue to forbear the payment of the items covered by the forbearance agreement beyond April 1, we will need to obtain additional financing to fund the repayment of amounts that Harrah's New Orleans Management Company and Harrah's Operating Company agreed to forbear under their limited forbearance agreement and to fund payment of all our non-deferrable operating expenses as they come due. If we cannot obtain additional financing to fund such expenses, our failure to pay such expenses may trigger events of default under certain other agreements to which we are a party, including our credit agreement, our casino operating contract, the indentures governing our senior subordinated notes with contingent payments, our senior subordinated contingent notes, and the agreement pursuant to which Harrah's Entertainment and Harrah's Operating Company have agreed to guarantee our $100 million payment to the State of Louisiana. An event of default under any of these agreements could materially and adversely affect our business, financial condition and results of operations by, among other things, resulting in our closing the casino and/or causing the entire indebtedness under our credit agreement and our notes to become immediately due and payable. In addition, we cannot assure that our estimate of our reasonably anticipated liquidity needs is accurate or that new business developments or other unforeseen events will not occur resulting in the need to raise additional funds.

         In view of the uncertainties relating to the future of the casino, we have engaged the services of the investment banking firm Jefferies & Company, Inc., to assist us in evaluating the means by which we may attempt to restructure our financial obligations and, as a result, possibly continue operations. We have begun discussions with the holders of our senior subordinated notes with contingent payments and our senior subordinated contingent notes, our bank lenders under our credit agreement and Harrah's Entertainment to discuss adjustments to our operating expenses, debt and capital structure to restructure our financial obligations and, as a result, continue operations. The evaluation by Jefferies & Company has determined the need to restructure the $100 million annual minimum payment to the State required under our operating contract, as that payment, by itself and apart from our other obligations, materially and fundamentally affects our financial viability. We cannot assure you that we will be successful in our efforts to obtain adjustments to our operating expenses, debt and capital structure or that there will be a reduction in the $100 million payment due to the Louisiana Gaming Control Board under our casino operating contract.

         On September 20, 2000, The Mayor of the City of New Orleans appointed the Casino Tax Advisory Committee. The eighteen-member citizen's committee was charged by the Mayor to study various issues related to the casino, including, but not limited to, the tax burden on the casino and other financial issues related to the long-term viability of the casino.

         The Committee held three meetings during the week beginning on October 16, 2000 to accept comments and information from numerous participants. The Committee is currently scheduled to meet again on November 13, 2000 to accept additional information.

         It is anticipated that the Committee will issue a report to the Mayor on or before November 20, 2000. It is also anticipated that the Committee's report will be presented to various Committees of the Louisiana legislature and other interested parties.

         Capital expenditures. Pursuant to our amended and restated ground lease with the Rivergate Development Corporation and the City of New Orleans, our management agreement with Harrah's New Orleans Management Company and our casino operating contract, we have established a capital replacement fund to fund the capital expenditures necessary to operate the casino. We are contractually required to fund monthly payments into the capital replacement fund in an aggregate amount equal to $3 million for the first 12 months following the casino's opening, $4 million for the second 12 months following the casino's opening, $5 million for the third 12 months following the casino's opening, and 2% of the gross revenues of the casino for each fiscal year thereafter. As of September 30, 2000, we had deposited $2.5 million into the interest-bearing capital reserve account and expended approximately $1.4 million.

         Capital resources for development activities. In addition to the gaming related entertainment offered at the casino, as funding and circumstances may permit, we plan to develop additional real estate in New Orleans for entertainment uses that support the casino. The second floor of our casino was constructed to the point at which the shell of the structure was complete when the casino opened in October 1999. The casino's second floor was planned to ultimately consist of approximately 130,000 square feet of multipurpose non-gaming entertainment space.

         We have spent approximately $1.6 million through September 30, 2000 towards developing a master plan for the build out and leasing of the second floor of the casino for non-gaming uses and for construction-related work that needed to take place on the second floor of the casino prior to opening the casino in order to prevent disruption to the casino's gaming operations. We have arranged to borrow up to $2 million from a subsidiary of Harrah's Entertainment to fund these items. Borrowings under this loan bear interest at 9% per year, and, at our option, may be paid in cash or in kind. Principal and interest under this loan must be paid out of the permanent financing ultimately obtained for the completion of the second floor of the casino. As of September 30, 2000, we had borrowed $1.6 million under this loan. We presented a preliminary master plan governing the use of the second floor of the casino to the City of New Orleans on February 22, 2000 and are currently considering alternatives for financing of the remainder this development. Without additional financing, we will be unable to build-out and develop the second floor of the casino. We have not obtained financing to fund these developments, and do not expect to obtain such funding if ever, unless and until we restructure our contractual obligations.

         We also own the city block of historical buildings across the street from the casino and its garages, which we have planned to develop into other entertainment uses that support the casino. At this time, we have not completed our plans and have not obtained financing for this development. We do not expect to obtain such financing if ever, unless and until we restructure our contractual obligations.

         We also own the parcel of land across from the casino located at 3 Canal Place, adjacent to the Canal Place Shopping Center. On February 14, 2000, we entered into a contract to sell this property to Wyndham International, a hotel developer for $6.5 million. As a condition to this sale, Wyndham must begin construction of a hotel (300 room minimum) within two years of closing or we will have the option to repurchase the property for $6.5 million plus interest on the purchase price equal to 7% per year. We are currently evaluating alternatives for the use of the proceeds generated from this sale. The sale is contingent upon obtaining certain third party approvals and Wyndham International completing its due diligence. Because the sale of the 3 Canal Place property would violate certain of the covenants under our credit agreement, among the required third party approvals, we must obtain certain waivers and consents of the lenders under the credit agreement to sell the property to Wyndham International. As a result, the sales contract was amended to extend the diligence period to June 30, 2001 to allow us additional time to obtain the necessary waivers and consents.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not engage in trading market risk sensitive instruments. We also do not purchase, for investment, hedging or for purposes "other than trading," instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk, except as discussed in the following paragraph. We have not entered into any forward or futures contracts, purchased any options or entered into any swaps. We have no foreign operations and currently do not deal in foreign currencies. Thus, we do not believe that we have any material exposure to foreign currency exchange rate risk.

     We have a significant amount of indebtedness, which accrues interest at fixed and variable rates. As of September 30, 2000, the aggregate amount of our outstanding indebtedness was $516.6 million, of which $251.5 million accrued interest at variable rates and $265.1 million accrued interest at fixed rates. The interest rate of our variable rate indebtedness will fluctuate with changes in the base rate and the LIBOR rate applicable under our credit agreement. A change in either the base rate or LIBOR under our credit agreement will affect the interest rate at which indebtedness outstanding under the credit agreement accrues. As a result, a significant increase in either the base rate or LIBOR could materially and adversely affect our financial position and results of operations. For example, a 50 basis point movement in interest rates would result in an approximate $1.3 million annualized increase or decrease in interest expense based on the outstanding balance of our variable rate indebtedness as of September 30, 2000.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

     The following exhibits either (i) are filed herewith or (ii) have previously been filed with the Securities and Exchange Commission and are incorporated herein by reference to such prior filings. Previously filed registration statements and reports which are incorporated herein by reference are identified in the column captioned "SEC Document Reference." The Company will furnish any exhibit upon request to L. Camille Fowler, Vice President - Finance, Treasurer and Secretary of the Company, One Canal Place, 365 Canal Street, Suite 900, New Orleans, Louisiana 70130. There is a charge of $.50 per page to cover expenses of copying and mailing.

  EXHIBIT
    NO.                          DESCRIPTION                                 SEC DOCUMENT REFERENCE
  -------                        -----------                                 ----------------------
3.01        Certificate of Incorporation of JCC Holding Company      1-12095
                                                                     Exhibit 3.02 to Pre-Effective Amendment No.
                                                                     2 to JCC Holding Company's  Registration
                                                                     Statement on Form 10

3.02        Second Amended and Restated Bylaws of JCC Holding        1-12095
            Company                                                  Exhibit 3.05 to Pre-Effective Amendment No.
                                                                     2 to JCC Holding Company's Registration
                                                                     Statement on Form 10

3.03        Amendment No. 1 to Second Amended and Restated Bylaws    1-12095
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

27.01       Financial Data Schedule (for SEC use only).

         (b)      Reports on Form 8-K.

(1) On August 22, 2000, we filed a Current Report on Form 8-K filing a Waiver to the Credit Agreement, dated August 18, 2000, by and among JCC Holding Company, Jazz Casino Company, L.L.C., various lending institutions party to the Credit Agreement and Bankers Trust Company, as Administrative Agent. The date of the earliest event reported was August 18, 2000.

(2) On September 1, 2000, we filed a Current Report on Form 8-K filing an Amendment to Credit Agreement; Modifications to Third Waiver and Related Documents; Amendment to Manager Subordination Agreement; and other agreements among the parties, dated as of August 31, 2000, among Harrah's Entertainment, Inc., Harrah's Operating Company, Inc., Harrah's New Orleans Management Company, JCC Holding Company, Jazz Casino Company, L.L.C., various lending institutions party to the Credit Agreement referred to below and Bankers Trust Company, as Administrative Agent. The date of the earliest event reported was August 31, 2000.

(3) On October 6, 2000, we filed a Current Report on Form 8-K filing a Letter from the Louisiana Gaming Control Board to Jazz Casino Company, LLC dated September 27, 2000, and a Resolution of the Louisiana Gaming Control Board dated September 19, 2000, both of which noted that Jazz Casino is in default of section 9.5(c) of the Amended and Renegotiated Casino Operating Contract dated October 30, 1998, between the State of Louisiana and Jazz Casino. The date of the earliest event reported was September 27, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              JCC HOLDING COMPANY


Date:    November 10, 2000                    By:  /s/ FREDERICK W. BURFORD
                                                 -------------------------------
                                              Frederick W. Burford, President
                                              (Principal Executive Officer of
                                              the Registrant)



Date:    November 10, 2000                    By: /s/ L. CAMILLE FOWLER
                                                 -------------------------------
                                              L. Camille Fowler, Vice
                                              President-Finance, Treasurer and
                                              Secretary (Principal Financial
                                              Officer and Principal Accounting
                                              Officer of the Registrant)

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                         DESCRIPTION                                 SEC DOCUMENT REFERENCE
  -------                        -----------                                 ----------------------
3.01        Certificate of Incorporation of JCC Holding Company      1-12095
                                                                     Exhibit 3.02 to Pre-Effective Amendment No.
                                                                     2 to JCC Holding Company's  Registration
                                                                     Statement on Form 10

3.02        Second Amended and Restated Bylaws of JCC Holding        1-12095
            Company                                                  Exhibit 3.05 to Pre-Effective Amendment No.
                                                                     2 to JCC Holding Company's Registration
                                                                     Statement on Form 10

3.03        Amendment No. 1 to Second Amended and Restated Bylaws    1-12095
            of                                                       JCC Holding Company Exhibit 3.03 to JCC
                                                                     Holding Company's Annual Report on
                                                                     Form 10-K for the Year Ended
                                                                     December 31, 1998

27.01       Financial Data Schedule (for SEC use only).