Form 10-K
period 2000-12-31
JCC HOLDING CO
filed 2001-04-02
CIK 1021352

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         (MARK ONE)

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 NO FEE REQUIRED)

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

          Securities registered pursuant to Section 12(b) of the Act:


                TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON
                                                         WHICH REGISTERED
              -----------------------               ---------------------------
                Class A Common Stock,
                par value $0.01 per share                OTC Bulletin Board


          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the class A common stock and class B common stock held by non-affiliates of the registrant was $277,345 and $7,500, respectively, at March 1, 2001, based on the closing sale price of $0.05 per share for the class A common stock on such date on the Over the Counter Bulletin Board trading system. Because the class B common stock is not publicly traded and each share of class B common stock is convertible into one share of class A common stock under certain circumstances, the market value of the class B common stock is based on the closing sale price for the class A common stock on the Over the Counter Bulletin Board trading system.

         As of March 1, 2001, the number of shares of our class A common stock outstanding was 5,777,890 and the number of shares of our class B common stock outstanding was 4,452,623.

         On March 19, 2001 the United States Bankruptcy Court for the Eastern District of Louisiana confirmed our Plan of Reorganization (the "Plan of Reorganization") which, among other things, resulted in the elimination of all of our outstanding shares of class A common stock and class B common stock upon the effective date of the Plan of Reorganization, which was March 29, 2001. A copy of the Plan of Reorganization was filed on March 29, 2001, with the SEC as part of a Form 8-K filing concerning the approval of the bankruptcy proceeding (which filing is incorporated herein by reference).

                               JCC HOLDING COMPANY

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS



 ITEM                                                                   PAGE
NUMBER                                                                 NUMBER
- ------                                                                 ------
                                   PART I
 1.      Business..........................................................     4
 2.      Properties........................................................    16
 3.      Legal Proceedings.................................................    17
 4.      Submission of Matters to a Vote of Security Holders...............    17

                                   PART II
 5.      Market for the Registrant's Common Equity,
           and Related Stockholder Matters.................................    17
 6.      Selected Financial Data...........................................    18
 7.      Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................    20
 7(A).   Quantitative and Qualitative Disclosures about Market
         Risk..............................................................    30
 8.      Financial Statements and Supplementary Data.......................    31
 9.      Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure..........................................    82

                                  PART III
10.      Directors and Executive Officers of the Registrant................    82
11.      Executive Compensation............................................    87
12.      Security Ownership of Certain Beneficial Owners and
         Management........................................................    90
13.      Certain Relationships and Related Transactions....................    91

                                   PART IV
14.      Exhibits, Financial Statement Schedules and Reports on Form
         8-K...............................................................    94
         Signatures........................................................    99

                                     PART I

ITEM 1. DESCRIPTION OF THE BUSINESS.

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         This report of JCC Holding Company ("JCC Holding") includes forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including in particular the statements about (1) our plans, objectives, expectations and prospects, including, generally, the outcome of our bankruptcy proceedings to be concluded on or before March 29, 2001, (2) the development of non-gaming entertainment space on the second floor of the casino in New Orleans, Louisiana and of various adjacent properties for entertainment uses supporting the casino, (3) funding of our minimum payment obligation to the State of Louisiana under the minimum payment guaranty provided by Harrah's Entertainment, Inc. and Harrah's Operating Company, Inc. through March 31, 2001, and thereafter pursuant to our Plan of Reorganization filed in the United States Bankruptcy Court and approved by the Court on March 19, 2001, (4) adjustments to our operating expenses, debt and capital structure under our Plan of Reorganization, and (5) our ability to continue operations, after the effective date of our Plan of Reorganization. In particular, such statements appear under the heading "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this document. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions identify forward-looking statements. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by such forward-looking statements are reasonable, such statements involve uncertainties and risks, and we cannot assure you that such plans, objectives, expectations and prospects will be achieved. Important factors that could cause actual results to differ materially from the results anticipated by the forward-looking statements include such matters as:

o our ability to achieve sufficient revenues under our Plan of Reorganization to meet our reduced but continuous obligations to the State of Louisiana, the City of New Orleans and our various other creditors, including, in particular, our minimum required annual payment to the State of Louisiana in the amount of $50 million ($60 million after our first quarter of operations after our reorganization) or 21.5% of our gross gaming revenues;

o our ability to compete successfully with dockside gaming operations in our market area which are now permitted to remain dockside without the requirement of periodically traveling offshore; and

o our ability to develop a sufficiently effective marketing plan to succeed in operating in a highly competitive regional gaming market where we also compete with other entertainment alternatives, particularly in the City of New Orleans where we are located.

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.


                                   THE COMPANY

GENERAL

         We are a casino and entertainment company. We operate a land-based casino entertainment facility (the "Casino") in downtown New Orleans, Louisiana at the foot of Canal and Poydras Streets on the site of New Orleans' former Rivergate convention center, which opened for business on October 28, 1999. Pursuant to a casino operating contract dated October 30, 1998 among Jazz Casino Company, L.L.C. which operates the Casino, Harrah's Jazz Company (now dissolved) and the State of Louisiana, through the Louisiana Gaming Control Board, we were granted the exclusive right to operate the Casino in Orleans Parish.

         JCC Holding was incorporated on August 20, 1996, in anticipation of assuming the business formerly owned by Harrah's Jazz Company, which, as described below, had filed for bankruptcy in November, 1995. We conduct business through our wholly-owned subsidiaries,

Jazz Casino Company, L.L.C., a Louisiana limited liability company ("Jazz Casino"), JCC Development Company, L.L.C., a Louisiana limited liability company ("JCC Development"), JCC Canal Development, L.L.C., a Louisiana limited liability company formerly known as CP Development, L.L.C. ("Canal Development"), and JCC Fulton Development, L.L.C., a Louisiana limited liability company formerly known as FP Development, L.L.C. ("Fulton Development"). We filed for bankruptcy protection in January 2001, as further described below. Except as otherwise noted, for purposes of this report, the words "we," "us" and "our" refer to JCC Holding Company together with each of its subsidiaries. Our principal executive offices are located at One Canal Place, 365 Canal Street, Suite 900, New Orleans, Louisiana 70130, and our telephone number is
(504) 533-6000.

JCC HOLDING BANKRUPTCY PROCEEDINGS

         In July 2000, we engaged the services of the investment banking firm of Jefferies & Company ("Jefferies") to assist us in evaluating ways to restructure our financial obligations as we realized that, based on our operating losses, we would need to reorganize in order to remain in business. In September 2000, the Mayor of the City of New Orleans appointed a Tax Advisory Committee to review the financial condition of the Casino and advise him on the financial viability of the Casino and its economic impact on the city. Based on Jefferies' advice, in November 2000 we presented a proposal for restructuring our financial obligations to the Tax Advisory Committee. The proposal recommended, among other things, a pre-negotiated bankruptcy proceeding to achieve a reorganization of our financial arrangements and existing capital structure.

         On January 4, 2001 (the "Petition Date"), we filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in order to allow restructuring of our obligations to the State of Louisiana and the City of New Orleans, long-term debt, bank credit facilities, and trade and other obligations. The filing was made in the U.S. Bankruptcy Court for the Eastern District of Louisiana in New Orleans (the "Bankruptcy Court"). After the Petition Date, we continued to operate as debtors-in-possession subject to the Bankruptcy Court's supervision and orders.

         The bankruptcy petitions were filed in order to give us the opportunity to restructure our debt and other obligations. Our Plan of Reorganization filed with the Bankruptcy Court set forth the means for satisfying claims, including liabilities subject to compromise, and interests in our company. The Plan of Reorganization was approved by the Bankruptcy Court on March 19, 2001 and was effective March 29, 2001. Consummation of this plan resulted in, among other things, elimination of all our common stock existing prior to the date of effectiveness of our Plan of Reorganization and the issuance of new equity and debt securities to creditors. In accordance with the Plan of Reorganization, we issued, effective on March 29, 2001, 12,386,200 shares of new common stock to certain of our creditors, including Harrah's Entertainment Company, in consideration of their consent to cancellation or reduction of claims against us in connection with certain agreements.

         Pursuant to Section 365 of the U.S. Bankruptcy Code, we had the right to assume or reject executory contracts or unexpired leases, and have done so in certain instances in connection with our Plan of Reorganization. We did not reject any executory contracts or unexpired leases material to our business operations.

         While this report covers the fiscal year ended December 31, 2000, this report should be read in light of our bankruptcy proceeding and Plan of Reorganization. The full Plan of Reorganization and related Disclosure Statement were filed with the SEC as part of a Form 8-K filing concerning the approval of the bankruptcy proceeding, on March 29, 2001 (which filing is incorporated herein by reference). The outcome of our emergence from bankruptcy and the consummation of our Plan of Reorganization will materially affect many of the matters described in this report.

THE CASINO

         The Casino consists of 196,000 square feet on its first floor, 100,000 square feet of which is gaming space in five themed areas named The Jazz Court, The Mardi Gras Court, The Smuggler's Court, The Court of the Mansion and The Court of Good Fortune. The remaining space is used for a food service area with a 250 seat buffet, casino support facilities, and multi-function, special event and meeting-room space. The second floor of the Casino, which is subleased by Jazz Casino to JCC Development, has not yet been developed. Parking for approximately 400 cars and approximately 145,000 square feet of back-of-house and support areas are provided in the basement level of the Casino under the main gaming floor. Across Poydras Street and connected to the Casino by an underground tunnel are two parking facilities that together contain approximately 1,550 parking spaces.

         The Casino has approximately 2,900 slot machines and 120 table games, including live poker, blackjack, craps, roulette and baccarat. The gaming activities that may be conducted at the Casino, subject to the rule-making authority of the Louisiana Gaming Control Board, include any banking or percentage game that is played with cards, dice or any electronic, electrical or mechanical device or machine for money, property or any thing of value. The Casino, however, may not offer lotteries, bingo, wagering on dog or horse races, sports betting or wagering on any type of sports contest or event. The Casino is open 24 hours a day, 365 days a year and can extend credit, with no loss or wagering limits.

         As funding and circumstances may permit, we also plan to develop approximately 130,000 square feet of multipurpose non-gaming entertainment space on the second floor of the Casino and develop various adjacent properties for entertainment uses supporting the Casino. We have not obtained financing to fund these developments, and cannot assure that we will ever obtain such funding in light of our obligations as restructured by our Plan of Reorganization.

DESCRIPTION OF THE MANAGER

         On October 29, 1998, Jazz Casino and Harrah's New Orleans Management Company (the "Manager") entered into an agreement pursuant to which Jazz Casino engaged the Manager to manage the operations of the Casino. The Manager is an indirect wholly-owned subsidiary of Harrah's Entertainment, Inc. and was formed in May 1993 for the purpose of acting as the manager of the Casino. Harrah's Entertainment's casino business began operations more than 60 years ago and, through its operating subsidiaries and other affiliates, Harrah's Entertainment currently operates casino entertainment facilities in 10 states under the Harrah's, Showboat and Rio brand names.

Under the management agreement, the Manager is responsible for and has authority over, among other things:

         o hiring, supervising and establishing labor policies with respect to employees working in the Casino;

         o gaming and entertainment policies and operations including security and internal control procedures;

         o        advertising, marketing and promoting the Casino;

         o        providing Casino-level accounting and budgeting services;

         o        maintaining, renovating and improving the Casino;

         o performing certain system services generally performed at casinos owned or managed by Harrah's Entertainment or its affiliates; and

         o performing certain other functions identified by Jazz Casino and agreed to by the Manager.

         During the term of the management agreement, Jazz Casino is required to fund the cost of operating the Casino and is responsible for, among other things:

         o        approving budgets presented by the Manager;

         o maintaining Jazz Casino's leasehold interest in the Casino's premises, free from encumbrances other than those set forth as exceptions in the title policy covering the Casino's premises;

         o obtaining and maintaining all licenses and permits required to own and operate the Casino and handling governmental affairs;

         o developing, leasing and financing the second floor of the Casino;

         o complying with certain minority, women and disadvantaged persons hiring requirements;

         o        paying indebtedness encumbering the Casino;

         o handling all community and public relations, except advertising, marketing and promotions;

         o establishing and administering employee benefit plans and other employee benefit matters;

         o determining, based on the Manager's recommendations, which entity will provide the Casino certain administrative services;

         o assisting the Manager with any matters delegated to the Manager if requested in writing by the Manager and agreed to by Jazz Casino; and

         o handling all corporate, administrative and other business activities of Jazz Casino and any other matters not expressly delegated to the Manager under the management agreement.

         Under the agreement in effect through December 31, 2000 and prior to our bankruptcy proceeding, the Manager was entitled to receive a management fee having two components, a fixed base fee and an incentive fee that is based on Jazz Casino obtaining certain consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") targets. In addition, the Manager was entitled to receive a travel fee of $100,000 per year, subject to adjustment based on changes in the Consumer Price Index. We were also required to pay the Manager a "marketing contribution" that, as of December 31, 2000, was equal to 1.5% of the Casino's net revenues. This marketing contribution could be used for advertising services, special promotions, public relations and other marketing services. Harrah's Entertainment affiliates could pool the marketing contribution with contributions made by other participating casinos owned or managed by Harrah's Entertainment affiliates. The Manager could increase this marketing contribution from time to time to ensure that it generally equals the fee charged to other participating casinos owned or managed by affiliates of Harrah's Entertainment.

         The management agreement also provided, among other things, that neither the Manager nor Jazz Casino nor any of their affiliates controlled by the Manager's ultimate parent or Jazz Casino's ultimate parent, as the case may be, could develop, own, finance or manage a casino or other gaming operations in Orleans, Plaquemines, St. Charles, St. Tammany, Jefferson or St. Bernard Parishes, Louisiana, except for the Casino.

         Jazz Casino also entered into an administrative services agreement with Harrah's Operating Company, Inc., a wholly-owned subsidiary of Harrah's Entertainment, whereby, Harrah's Operating Company provided certain services for a monthly fee that are not covered by the management agreement, such as computer processing, payroll, risk management, marketing teleservices and administering certain employee benefit packages.

         The management agreement called for the deferral of fees under certain circumstances. Under an agreement of limited forbearance, Harrah's Operating Company agreed to forego reimbursement under the administrative services agreement of the fees due it. The original agreement called for the fees to be foreborne through August 1, 2000. The Manager and Harrah's Operating Company extended the forebearance through April 1, 2001. This arrangement was subject to the outcome of our bankruptcy proceedings, which revised the terms of the management agreement and the administrative services agreement, as described in our Plan of Reorganization.

MARKETING STRATEGY

         Our marketing strategy is designed to attract primarily a broad "middle market" of casino patrons made up of both domestic and international premium gaming customers. We use marketing material emphasizing the Casino as a total entertainment destination, leveraging New Orleans' music, food, history, architecture and spirit. Additionally, under the terms of our ground lease with the Rivergate Development Corporation and the City of New Orleans for the site on which the Casino is located, in effect through December 31, 2000 and prior to our bankruptcy proceeding, we paid the City of New Orleans $1 million per year to market and promote the Casino as a part of its destination marketing program. The Rivergate Development Corporation is a public benefit corporation formed for the purpose of subleasing to us the site in New Orleans designated by law for the Casino's location. This ground lease arrangement was revised as a result of our bankruptcy proceedings, as described in our Plan of Reorganization.

COMPETITION

         We face significant competition on a regional and local scale from gaming operations in Mississippi and Louisiana. The Casino competes for patrons on a national and international scale with large casino hotel facilities in Las Vegas, Nevada and Atlantic City, New Jersey. Because of the large number of casinos competing on both the local and national levels and the continued development of other gaming markets, the competition facing the Casino is expected to increase. In addition, negative publicity associated with our Plan of Reorganization may have an adverse impact on the Casino's ability to compete.

         The terms of the Louisiana Economic Development and Gaming Corporation Act and the Louisiana Gaming Control Act (collectively, the "Gaming Act") and the rules and regulations promulgated thereunder in effect through December 31, 2000 and prior to the effectiveness of our Plan of Reorganization, prohibited us from engaging in certain activities including:

         o        giving away or subsidizing food within the Casino;

         o offering direct table food services or food service with seating in excess of 250 persons;

         o contracting with local restaurant owners to provide food at designated areas within the Casino, except under certain circumstances;

         o        offering lodging within the Casino;

         o engaging in any practice or entering into any business relationships to give any hotel, whether or not affiliated with us, any advantage or preference not available to any similarly situated hotels; and

         o selling products in the Casino that are not directly related to gaming.

         Also, under the casino operating contract in effect through December 31, 2000, and the Gaming Act's rules and regulations prior to the effectiveness of our Plan of Reorganization, those provisions relating to food, lodging and retail activities applied to the second floor of the Casino. Under the terms of the Casino's second floor sublease, we could not offer restaurant facilities on the second floor of the Casino. In contrast, the vast majority of the Casino's competitors operate without restrictions on lodging, food services and entertainment. We believe that the ability to provide such amenities was a considerable competitive advantage for our competitors. In order to compensate for these limitations and offer our patrons the integrated Casino, dining and entertainment experience, we offered our patrons complimentary meals, hotel rooms, transportation, entertainment, and other amenities at various local establishments. All of these restrictions and arrangements on our operations were modified by legislative changes as a result of our Plan of Reorganization.

         MISSISSIPPI. We compete on a national, regional and local scale for visitors with existing gaming facilities in Mississippi. The Mississippi Gulf Coast has become a major gaming destination. There are currently 12 dockside casinos operating on the Mississippi Gulf Coast that are within 100 miles of New Orleans. In addition, there is substantial growth in Mississippi's Gulf Coast gaming industry, including significant expansions of hotel and convention space and the addition of golf courses. For example, in March 1999 Mirage Resorts, Inc. opened the Beau Rivage, an 1,800 room hotel, resort and dockside casino in Biloxi that is larger than any hotel in New Orleans. Approximately $600 million was spent to develop the Beau Rivage and due to its size and amenities, Beau Rivage provides significant competition to the Casino. Mississippi law allows dockside gaming and does not limit the number of casinos or the square feet of gaming space in these facilities. Mississippi has recently promulgated a regulation, however, that requires new entrants in the industry to spend certain amounts of money on non-gaming facilities in addition to the casino boat itself. Unlike the Casino, gaming facilities in Mississippi operate with no restrictions on lodging, food and beverage service, and entertainment, and several of such facilities have recently expanded to enhance such services.

         LOUISIANA. We currently have the exclusive right to operate a land-based casino in Orleans Parish. In authorizing the operation of a single, official land-based gaming establishment, the Louisiana legislature intended to promote economic development and maintain public confidence in the integrity of casino gaming operations in a manner that ensures that the owner or operator of the casino has no incentive to (1) divert or skim revenues, (2) engage in illegal activities or reduce competition from other gaming entities, or (3) conduct land-based gaming operations so as to prevent guests from patronizing local businesses other than the official gaming establishment. The legislature further determined that by authorizing only a single, land-based casino, all persons involved with the casino gaming operation, including manufacturers, suppliers, and distributors of certain gaming devices and equipment, could be licensed, regulated, and controlled in such a manner as to, among other things, protect the public health, safety, morals, good order, and general welfare of the citizens of the State of Louisiana. Notwithstanding our exclusive right to operate a land-based casino in Orleans Parish, on a regional and local scale, we still compete with gaming operations in Louisiana, where 14 riverboats are operating, including:

         o        one riverboat in Orleans Parish;

         o        two riverboats in the New Orleans metropolitan area;

         o        two riverboats in Baton Rouge;

         o        four riverboats in Lake Charles in western Louisiana; and

         o        five dockside casinos in Shreveport/Bossier City in northern
                  Louisiana.

         In addition, a fifteenth license to conduct riverboat gaming in Louisiana has not yet been awarded but is currently being considered by the Louisiana Gaming Control Board. The riverboat gaming operations are regulated by the Louisiana Riverboat Economic Development and Gaming Control Act (the "Riverboat Act"), which does not impose wagering or loss limits and permits all forms of gaming with the exception of sports betting. Although the Riverboat Act permits only dockside gaming at the facilities in the Shreveport area, the Riverboat Act has been administered in the past so as to allow riverboats to refrain from cruising under certain circumstances. Riverboats that remain moored under such circumstances may allow customers unlimited entry and exit. In March 2001, the Louisiana legislature passed legislation that will allow all riverboats to remain dockside. This change will increase competition for our casino. We also compete with land-based gaming facilities located in central Louisiana on Native American land. The Tunica-Biloxi, Chitimacha and Coushatta Native American tribes have each opened casinos near the towns of Marksville, Charenton and Kinder, respectively, each of which is located more than 105 miles from New Orleans.

         NATIONAL AND INTERNATIONAL COMPETITION. We compete for patrons on a national and international scale with large casino hotel facilities located in Las Vegas, Nevada and Atlantic City, New Jersey. Several new facilities have recently opened in Las Vegas and other existing facilities in Las Vegas and Atlantic City have undergone major expansions. This construction and expansion increased the number of hotel rooms and gaming positions in the Las Vegas and Atlantic City markets and created several attractions that have enhanced the appeal of those cities as tourist destinations. To a lesser degree, we also compete for international patrons with casinos in other parts of the world.

         OTHER VENUES. We may face additional regional competition generated from land-based or dockside casino facilities to be located in states which do not currently allow casino gaming activities including Alabama and Texas. Bills seeking to legalize gaming were introduced in both of these states in the past. Currently, the Texas Legislature is considering a bill that would allow casinos on American Indian reservations. If the bill passes, several tribes have already shown interest in building casinos. For example, the Alabama-Coushatta tribe, whose reservation is near Livingston, Texas, will try to develop a casino pending the outcome of the legislation. Further, in February 2001, a committee of the Texas House of Representatives endorsed a bill to let federally recognized tribes operate casinos. A debate and a vote by the full House is expected to occur before the legislative session ends on May 30, 2001. If such legislation allows casino gaming activities in Alabama or Texas, the Casino will compete for patrons in those states. These new markets may have an adverse impact on the Casino's ability to compete.


         OTHER FORMS OF LEGAL WAGERING. We compete for local customers with other forms of legal wagering, including racetracks and off-track betting parlors. In addition, under Louisiana law, certain parishes (including Orleans Parish) permit:

         o restaurants, taverns, hotels and licensed clubs to operate up to three video draw poker devices per location;

         o certain truck stops to operate up to 50 video draw poker devices per location;

         o racetracks and off-track betting parlors to operate an unlimited number of video draw poker devices per location; and

         o the use of slot machines at racetracks in these Parishes (but not Orleans Parish).

         Louisiana law, however, limits video draw poker device wagering and jackpots. Other forms of wagering, including charitable gaming and a state lottery, provide additional local competition. In 1997, the Louisiana legislature authorized the use of slot machines in racetracks in three parishes. This legislation was subject to approval by a referendum in each of the parishes where the racetracks were located. The voters in all three parishes approved the use of slot machines at the racetracks located in those parishes, and legislative action on the fees and taxes to be imposed on the slot machines received legislative approval. If slot machines are ultimately operated at racetracks in the three parishes that approved the use of slot machines, the Casino would compete for patrons with slot machines at the racetracks. These tracks are located in Calcasieu (near Lake Charles), Bossier (near Shreveport) and St. Landry (near Lafayette) Parishes.

DEVELOPMENT PLANS

         Concurrent with constructing the Casino's gaming facilities, approximately 130,000 square feet of multipurpose non-gaming entertainment space on the second floor of the Casino was constructed to the point at which the shell of the structure is complete. We presented a preliminary master plan governing the use of the second floor of the Casino to the City of New Orleans on February 22, 2000, and, we are considering alternatives for financing of the remainder of this development. We cannot assure you that we will ever obtain such financing. Without additional financing, we will be unable to build-out and develop the second floor of the Casino. Jazz Casino has subleased the second floor to JCC Development pursuant to the terms of a sublease dated October 29, 1998, and JCC Development intends to manage and lease the second floor development in a manner consistent with the master plan. The term of the second floor sublease commenced in September 1999. As in effect through December 31, 2000, unless the second floor sublease is sooner terminated by its terms, the sublease will terminate on the earlier of the date of expiration or the date of termination of Jazz Casino's amended and restated ground lease dated October 29, 1998 with the Rivergate Development Corporation, as landlord, and the City of New Orleans, as intervenor, for the Casino site in New Orleans (this lease was amended pursuant to the terms of the Plan of Reorganization). The Louisiana Gaming Control Board has the authority to approve the master plan and all subleases and uses on the second floor. Jazz Casino is entitled to convert any portion of the second floor to gaming use, subject to the approval of the Louisiana Gaming Control Board and the provisions of its casino operating contract. If, however, this conversion reduces the sublease revenue payable to the Rivergate Development Corporation pursuant to the second floor sublease, Jazz Casino is required, under certain circumstances and for certain periods of time, to compensate the Rivergate Development Corporation for the reduction. The casino operating contract was modified pursuant to the terms of the Plan of Reorganization.

         We own a city block of historical buildings across the street from the Casino and its garages, which we have planned to develop into other entertainment uses that support the Casino. At this time, we have not completed our plans and have not obtained financing for this development. We cannot assure you that we can obtain such financing. This property does not generate any material revenue for us. We also own the parcel of land across from the Casino located at 3 Canal Place in New Orleans, adjacent to the Canal Place Shopping Center. On February 14, 2000, we entered into a contract to sell this property to Wyndham International, a hotel developer, for $6.5 million. However, we rejected this contract in connection with our Plan of Reorganization.

1998 REORGANIZATION AND CORPORATE STRUCTURE

         Harrah's Jazz Company, a general partnership that, prior to October 30, 1998, was comprised of (1) Harrah's New Orleans Investment Company, an indirect wholly-owned subsidiary of Harrah's Entertainment, (2) New Orleans/Louisiana Development Corporation and (3) Grand Palais Casino, Inc., was formed on November 29, 1993 to develop, own and operate the Casino. On November 19, 1994 Harrah's Jazz Company closed a series of transactions to finance the development of the Casino. By November 1995, however, design modifications and project cost overruns, coupled with operating losses incurred by the temporary casino (the "Basin Street Casino") operated by Harrah's Jazz Company in the City of New Orleans' Municipal Auditorium on a temporary basis until the Casino was completed, depleted all of the equity contributions made by Harrah's Jazz Company's partners and the proceeds from the sale of mortgage notes. On November 19, 1995, the lending banks informed Harrah's Jazz Company that they would no longer disburse funds under the terms of the credit facilities. Faced with an absence of funding, on November 21, 1995 Harrah's Jazz Company closed the Basin Street Casino and suspended construction of the Casino. On November 22, 1995, Harrah's Jazz Company and Harrah's Jazz Finance Corp. filed for bankruptcy protection.

         On April 3, 1996, Harrah's Jazz Company, Harrah's Jazz Finance Corp., Harrah's New Orleans Investment Company and Harrah's Entertainment filed a plan of reorganization and related disclosure statement with the United States Bankruptcy Court for the Eastern District of Louisiana. A plan of reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code, was confirmed by the bankruptcy court on October 13, 1998, the transactions contemplated thereby were consummated on October 30, 1998, and the construction of the Casino resumed shortly thereafter. Under that plan of reorganization, we are the successor to the operations of Harrah's Jazz Company.

         Pursuant to the Harrah's Jazz Company plan of reorganization, through December 31, 2000 and through the date of effectiveness of our Plan of Reorganization, our stock consisted of shares of class A common stock and class B common stock. With certain exceptions, including the election of directors and the right to separate class voting with respect to certain amendments to our Certificate of Incorporation and Bylaws, each share of class A and class B common stock had identical rights and privileges, ranked equally, and was entitled to one vote. Except as otherwise required by law, the holders of the shares of class A and class B common stock voted together as one class on all matters.

         Our corporate structure as described above has been materially altered as a result of our bankruptcy. All of our current class A and class B common stock was eliminated on March 29, 2001. New common stock was issued to our secured debtholders, who now control us. No new stock or any other consideration will be given to replace the class A and class B common stock that was eliminated.

EMPLOYEES

         As of March 1, 2001, we had 2,565 full-time employees and 255 part-time employees. Jazz Casino, through the Manager, hires and trains employees to operate the Casino. The Casino's executive staff is comprised of employees of the Manager. The Gaming Act requires that at least 80% of the Casino's employees be Louisiana residents for at least one year prior to employment. Jazz Casino's amended and restated ground lease with the Rivergate Development Corporation and the City of New Orleans also requires that at least 55% of the employees of Jazz Casino and JCC Development live and reside in Orleans Parish, subject to reduction to comply with applicable law. This minimum percentage will increase by 2% on each anniversary of the Casino's opening on October 28, 1999, until the residency requirement reaches 65%, subject to reductions to comply with applicable law. Jazz Casino's amended general development agreement and amended and restated ground lease also require it to comply with the revised and updated open access program and plans adopted pursuant thereto that are designed to facilitate participation by minorities, women, and disadvantaged persons and business enterprises in developing, constructing and operating the Casino. This lease was modified by our Plan of Reorganization.

                                   REGULATION

LOUISIANA GAMING ACT

         The ownership and operation of the Casino are subject to pervasive governmental regulation, including regulation by the Louisiana Gaming Control Board in accordance with the terms of the Gaming Act, the rules and regulations promulgated thereunder and our casino operating contract. The operating contract has a twenty-year term beginning in July 1994, with one ten-year option to extend.

         The Gaming Act and the rules and regulations promulgated thereunder, all of which are subject to amendment or revision, establish significant regulatory requirements with respect to gaming and non-gaming activities, including, without limitation:

         o        requirements with respect to permitted games;

         o        minimum accounting and financial practices;

         o        standards for gaming devices and surveillance;

         o suitability requirements for our equity and debt holders, officers, directors, and employees, and licensing requirements for our vendors;

         o        standards for credit extension and collection; and

         o        permissible food services.

Failure to comply with the Gaming Act or its rules and regulations could result in disciplinary action, including fines and suspension or revocation of a license or a suitability determination. Certain regulatory violations could also constitute an event of default under our casino operating contract resulting in the termination of our right to operate the Casino.

         Under the Gaming Act and the rules and regulations promulgated thereunder, Jazz Casino, JCC Holding, and their members, officers and directors were required to be found suitable by the Louisiana Gaming Control Board in order to own and operate the Casino. This suitability requirement must be continuously satisfied during the term of the casino operating contract. The Gaming Act and its rules and regulations also require suitability findings for, among others, the Casino's Manager, anyone with a direct ownership interest (regardless of percentage interest) or the ability to control Jazz Casino, JCC Holding or the Casino's Manager (as well as their intermediary and holding companies), certain officers and directors of such companies, certain employees of Jazz Casino and the Casino's Manager and certain specified debt holders and lenders that have loaned Jazz Casino or JCC Holding money in connection with the Casino's construction and operation. To be found suitable, an applicant must show:

         o the applicant is a person of good character, honesty and integrity;

         o the applicant's prior activities, criminal record, if any, reputation, habits and associations do not pose a threat to the public interest of Louisiana or the regulation and control of casino gaming or create or enhance the dangers of unsuitable, unfair or illegal practices, methods and activities in the conduct of gaming or the carrying on of the business and financial arrangements incidental thereto; and

         o the applicant is capable of and is likely to conduct the activities for which a license or contract is sought.

In addition, to be found suitable for purposes of the casino operating contract, Jazz Casino must demonstrate that:

         o it has or can guarantee its ability to acquire adequate business competence and experience in conducting casino gaming operations;

         o financing that it seeks to obtain is adequate for the proposed operation and is from suitable sources; and

         o it has, or is capable of, and guarantees its ability to obtain a bond or satisfactory financial guarantee of a sufficient amount to guarantee successful completion of and compliance with the casino operating contract or such other projects that are regulated by the Louisiana Gaming Control Board.

         Under the Gaming Act and its rules and regulations, any person holding or controlling a direct or beneficial 5% or more equity interest (either alone or in combination with others) in a direct or indirect holding company of Jazz Casino, including JCC Holding or the Casino's Manager, is presumed to have the ability to control Jazz Casino or the Casino's Manager (or their holding companies, as the case may be), requiring a finding of suitability. However, this suitability finding is not required if, among other things, the presumption of control is rebutted or the holder is one of several specified passive institutional investors and, it submits documentation which establishes (i) it holds its interest in the ordinary course of business for investment purposes only; (ii) it does not exercise influence over the affairs of JCC Holding or Jazz Casino (this shall not include the exercise of voting privileges), and
(iii) it does not intend to exercise influence over JCC Holding or Jazz Casino and that it will notify the Louisiana Gaming Control Board in writing if such intent should change. To the extent any holder of the securities of JCC Holding fails to satisfy such requirement, the holder may be required to obtain certain qualifications or approvals (including a finding of suitability) from the Louisiana Gaming Control Board to continue to hold such securities. Any failure to obtain these qualifications or approvals may, by virtue of the requirements imposed on us, subject these security holders to certain requirements, limitations or prohibitions, including a requirement that the security holders liquidate their securities at a time or at a cost that is otherwise unfavorable. In addition, the Louisiana Gaming Control Board has the authority to investigate the suitability or qualifications of any of our investors, including an institutional investor, should it become aware of facts or information that an investor may be found unsuitable or disqualified.

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

         Under the Gaming Act and its rules and regulations, the Louisiana Gaming Control Board has the authority to deny, revoke, suspend, limit, condition, or restrict any finding of suitability. The Louisiana Gaming Control Board also has the authority to take further action against Jazz Casino on the grounds that a person found suitable is associated with, or controls, or is controlled by, or is under common control with, an unsuitable or disqualified person. If at any time the Louisiana Gaming Control Board finds that any person required to be and remain suitable has failed to demonstrate suitability, the Louisiana Gaming Control Board may take any action that it deems necessary to protect the public interest. However, if a person associated with Jazz Casino, the Casino's Manager or their affiliates, intermediaries, or holding companies, as the case may be, has failed to be found or remain suitable, the Louisiana Gaming Control Board will not declare these companies unsuitable if the companies comply with the conditional licensing provisions, take immediate good faith action and comply with any order of the Louisiana Gaming Control Board to cause the person to dispose of its interest, and, before such disposition, ensure that the disqualified person does not receive any ownership benefits. These protections do not apply if Jazz Casino, the Casino's Manager or their affiliates, intermediaries, or holding companies, as the case may be, (1) fail to remain suitable, (2) had actual or constructive knowledge of the facts that are the basis for the Louisiana Gaming Control Board regulatory action and failed to take appropriate action, or (3) are so tainted by such person that it affects the suitability of the entity under the standards of the Gaming Act.

         Under the Gaming Act, the Louisiana Gaming Control Board and the Louisiana state police are required to issue licenses or permits to certain persons associated with our gaming operations, including:

         o        certain employees of Jazz Casino and the Casino's Manager;

         o certain manufacturers, distributors and suppliers of gaming devices;

         o        certain suppliers of non-gaming goods or services;

         o any person who furnishes services or property to Jazz Casino under an arrangement pursuant to which the person receives payments based on earnings, profits or receipts from gaming operations; and

         o any other persons deemed necessary by the Louisiana Gaming Control Board.

         Securing the requisite licenses and permits under the Gaming Act is a prerequisite for conducting, operating or performing any activity regulated by the Louisiana Gaming Control Board or the Gaming Act. The Louisiana Gaming Control Board has full and absolute power to deny an application, or to limit, condition, restrict, revoke or suspend any license, permit or approval, or to fine any person licensed, permitted or approved for any cause specified in the Gaming Act or rules promulgated by the Louisiana Gaming Control Board. The Gaming Act's rules and regulations provide that the Louisiana Gaming Control Board may take any such actions with respect to any person licensed, permitted, or approved, or any person registered, found suitable, or holding a contract, for any cause deemed reasonable. Moreover, any license, permit, contract, approval or thing obtained or issued pursuant to the provisions of the Gaming Act has been expressly declared by the legislature to be a pure and absolute revocable privilege and not a right, property or otherwise, under the constitutions of the United States or of the State of Louisiana. The Gaming Act also provides that no holder acquires any vested right therein or thereunder.

         Under the Gaming Act's rules and regulations, all of which are subject to amendment or revision from time to time, gaming activities that may be conducted at an official gaming establishment, subject to the rule-making authority of the Louisiana Gaming Control Board, include any banking or percentage game that is played with cards, dice or any electronic, electrical or mechanical device or machine for money, property or any thing of value, but exclude lottery, bingo, charitable games, raffles, electronic video bingo, pull tabs, cable television bingo, wagering on dog or horse races, sports betting or wagering on any type of sports contest or event. The Gaming Act's rules and regulations provide the Louisiana Gaming Control Board broad discretionary authority to regulate all aspects of a casino operator's operations, including the power to, among other things:

         o establish significant regulatory requirements with respect to gaming activities, including, but not limited to:

                  o suitability standards for direct and indirect investors,

                  o requirements with respect to minimum accounting and financial practices,

                  o        standards for gaming devices and surveillance,

                  o        licensure requirements for vendors and employees, and

                  o        permissible food services;

         o investigate violations of the Gaming Act and any rules and regulations promulgated thereunder, and any other incidents or transactions that it deems appropriate;

         o conduct hearings and proceedings concerning, and reviews and inspections of, gaming operations and related activities;

         o inspect and examine all premises, and all equipment or supplies thereon, where gaming activities are conducted, and impound, examine and inspect any equipment or supplies;

         o audit the records of applicants and gaming operators relating to revenues produced by their gaming operations;

         o        issue interrogatories and subpoenas; and

         o monitor the conduct of a casino operator such as Jazz Casino, and licensees, permittees and other persons having a material involvement directly or indirectly with the casino operator.

         Under our casino operating contract in effect as of December 31, 2000 and through March 29, 2001, for each fiscal year of the Casino's operation, we were required to pay to the Louisiana Gaming Control Board the greater of: (1) $100 million or (2) specified percentages of the Casino's gross gaming revenue. We were required to make this payment to the Louisiana Gaming Control Board in daily increments equal to approximately $274,000, with a year-end settlement if gross gaming revenues exceed certain amounts. At least one day prior to the beginning of each fiscal year (no later than March 31 of each year), Jazz Casino was required to post with the Louisiana Gaming Control Board an unconditional guaranty of the minimum $100 million payment to the Louisiana Gaming Control Board issued by a lender or third party with resources suitable to cover this payment. The failure to post such a guaranty would result in the automatic termination of the casino operating contract. Harrah's Entertainment, Inc. and Harrah's Operating Company have provided that guaranty until March 31, 2001. On December 27, 2000, we received notification from those entities that they would not provide this guaranty for the period beyond March 31, 2001, under current circumstances.

         On September 27, 2000, we received a notice from the Louisiana Gaming Control Board that we were in default of the casino operating contract because we had failed, as required by the contract, to demonstrate by clear and convincing evidence that we had the continuing ability to pay, exchange, refinance or extend debt that will mature or otherwise become due and payable during the twelve month period commencing on July 1, 2002, primarily due to the lack of a minimum payment guarantor for the period beyond March 31, 2001. Pursuant to the casino operating contract, we had six months after receipt of the Board's notice, or until March 27, 2001, to cure such a default. The failure to cure a financial stability default within the specified period of time is an event of default under the casino operating contract that could lead to the closing of the Casino, terminating our casino operating contract and/or the appointing a conservator. As a result of these and other circumstances negatively affecting our ability to continue operations, we filed for bankruptcy protection on January 4, 2001.

         Our Plan of Reorganization and actions by the Louisiana legislature relating to our Plan of Reorganization, resulted in, among other things, certain changes to the Gaming Act and the casino operating contract including (i) lowering the minimum payment due the Louisiana Gaming Control Board from $100 million to $50 million for the fiscal year April 1, 2001 to March 31, 2002 and $60 million for each fiscal year of the term of the casino operating contract thereafter; (ii) altering the guaranty requirements for this minimum payment; and (iii) easing the food, hotel and retail restrictions imposed on our operations.

         As in effect as of December 31, 2000 and through the date of effectiveness of our Plan of Reorganization, the Gaming Act prohibited Jazz Casino from engaging in the following activities:

         o Offering seated restaurant facilities with table food service for patrons. However, Jazz Casino may offer limited cafeteria style food services for employees and patrons if permitted by rule of the Louisiana Gaming Control Board, provided, however, that no food may be given away or subsidized within the Casino by Jazz Casino or any licensee, and no facility for food service may exceed seating for 250 people (by rule and regulation, the Louisiana Gaming Control Board has authorized Jazz Casino to contract with local food preparers to provide certain limited food offerings at the Casino).

         o Offering lodging in the Casino, or engaging in any practice or entering into any business relationships to give any hotel, whether or not affiliated with Jazz Casino, an advantage or preference not available to all similarly situated hotels.

         o Engaging in activities that are prohibited by the casino operating contract.

         o Engaging in the sale of products that are not directly related to gaming.

         o Cashing or accepting in exchange for the purchase of tokens, chips or electronic cards an identifiable employee payroll check.

Any contract between Jazz Casino and any hotel or lodging facilities was required to be submitted to the Louisiana Gaming Control Board for approval prior to entering into the contract.

         The Gaming Act, its rules and regulations, and the casino operating contract have extensive provisions and prior approval requirements relating to certain borrowings incurred, and security interests granted, by Jazz Casino and JCC Holding in connection with the Casino. The Gaming Act authorizes the Louisiana Gaming Control Board to provide for the protection of the rights of holders of security interests in both immovable property and movable property used in or related to casino gaming operations and to provide for the continued operation of the official gaming establishment during the period of time that a lender, as a holder of a security interest, seeks to enforce its security interest in such property. In connection therewith, the Gaming Act provides that the holder of a security interest in gaming related collateral may receive payments from the owner or lessee of such property out of the proceeds of casino gaming operations received by the owner or lessee, and, the holder of the security interest may be exempt from the licensing requirements of the Gaming Act with respect to these payments if the transaction(s) giving rise to the payments were approved in advance by the Louisiana Gaming Control Board, comply with all rules and regulations of the Louisiana Gaming Control Board and the Louisiana Gaming Control Board determines that the holder is suitable.

STATE LEGISLATION

         Because legalized gaming is a relatively new industry in Louisiana, there has been significant attention by the Louisiana legislature over the past few years to gaming related bills dealing with a wide range of subjects that could impact the Casino. For example, at various times, bills have been introduced to, among other things:

         o constitutionally and/or legislatively repeal all forms of gaming (including gaming at the Casino);

         o        increase taxes on casinos (which bill passed in March, 2001);

         o permit dockside riverboat gaming (which bill passed in March, 2001);

         o        limit credit that may be extended by casinos;

         o        mandate payout schedules for slot machines; and

         o        limit days and hours of operations.


ITEM 2. PROPERTIES.

         We own the parcel of land across from the Casino at 3 Canal Place, adjacent to the Canal Place Shopping Center. We also own a city block of historical buildings across the street from the Casino and its garages. Neither of these properties currently generate any material revenues. In addition, we are party to an approximately 30-year, long-term ground lease for the Casino site at the foot of Canal and Poydras Streets in New Orleans. Under the ground lease, we also lease the land across Poydras Street upon which the Casino operates two parking facilities that are connected to the Casino by an underground tunnel and that together contain approximately 1,550 spaces. The terms and continuation of this lease have been modified as a result of our Plan of Reorganization.

         We lease our principal executive offices of approximately 30,000 square feet under a 104 month lease effective as of January 1, 2000. Our property located on Fulton and Poydras Streets, which contains approximately 48,300 square feet of usable office space, is being used for recruiting offices until the property is developed. We currently use our property located at 3 Canal Place for employee parking. On February 14, 2000, we entered into a contract to sell to Wyndham International, a hotel developer, the property located at 3 Canal Place for $6.5 million. We rejected this contract under our Plan of Reorganization.

         Approximately 130,000 square feet of multipurpose non-gaming entertainment space on the second floor of the Casino has been constructed to the point at which the shell of the structure is complete and the space is suitable for tenant build-out. Jazz Casino has subleased the second floor to JCC Development and JCC Development intends to manage and lease the second floor in a manner consistent with a master plan being developed by JCC Development and Jazz Casino. The term of the second floor sublease commenced in September 1999 and terminates on the earlier of the date of expiration or the date of termination of Jazz Casino's amended and restated ground lease with the Rivergate Development Corporation and the City of New Orleans, unless the second floor sublease is sooner terminated by its terms. The ground lease has been modified as a result of our Plan of Reorganization.

         Under a lease that expires in July 2023, we lease approximately 15 acres of land, including an unoccupied 15,000 square foot building. It was originally anticipated that this land would be used for employee parking. However, more suitable parking was located closer to the Casino. On January 3, 2001 this lease was amended to provide that a significant portion of the property, including the unoccupied building, will be released to the landlord, effective March 31, 2001 and the rent reduced. We have the right to terminate this lease on August 1, 2003. On February 7, 2001, we entered into a month-to-month sublease agreement with a third party which subleased the remaining property under this lease effective as of February 1, 2001. Pursuant to a master lease that expires in February 2004, we also lease an aggregate of approximately 41,000 square feet of warehouse space where we store gaming equipment and supplies for use in the Casino.

         To secure present and future indebtedness under certain of our agreements the following were subject to mortgages granted to the Bank of New York as the collateral agent: (1) Jazz Casino's interest in the amended and restated ground lease between Jazz Casino and the Rivergate Development Corporation and the City of New Orleans, (2) the property located at 3 Canal Place, (3) the property located on Fulton and Poydras Streets, (4) the sublease of the second floor of the Casino, and (5) the lease of approximately 15 acres of land described above. These mortgages have been cancelled and have been replaced as a result of our Plan of Reorganization.

ITEM 3. LEGAL PROCEEDINGS.

         We are subject to legal proceedings and claims which arise in the normal course of business. While we cannot predict the outcome of these matters with certainty, we do not believe they will materially and adversely affect our business, financial condition or results of operations. On January 4, 2001, we filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in order to allow restructuring of our obligations to the State of Louisiana and the City of New Orleans, long-term debt, bank credit facilities, trade and other obligations. The filing was made in the U.S. Bankruptcy Court for the Eastern District of Louisiana in New Orleans (the "Bankruptcy Court"). The Bankruptcy Court confirmed our plan on March 19, 2001. The plan was effective on March 29, 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         We did not submit any matters to a vote of stockholders during our fourth fiscal quarter ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

CLASS A COMMON STOCK PRICE

         Our class A common stock began trading on the American Stock Exchange under the symbol "JAZ" on December 9, 1998. Prior to that time, our class A common stock was not listed or traded on any organized market. On November 15, 2000, the American Stock Exchange halted trading in our stock and notified us that we no longer met the Exchange's continued listing requirements. The class A common stock was delisted by the Exchange on November 30, 2000. The table set forth below provides, on a per share basis for each quarter in 2000 and 1999, the high and low sales prices of our class A common stock as reported on the American Stock Exchange and through the Over the Counter Bulletin Board trading system.

                                                   HIGH     LOW
                                                  ------   -----
Fiscal 2000
  First Quarter.................................  $ 4.25   $ 1.19
  Second Quarter................................  $ 2.00   $ 0.63
  Third Quarter.................................  $ 1.56   $ 0.50
  Fourth Quarter................................  $ 0.81   $ 0.02
Fiscal 1999
  First Quarter.................................  $ 3.75   $ 3.00
  Second Quarter................................  $ 8.75   $ 3.38
  Third Quarter.................................  $ 9.50   $ 5.88
  Fourth Quarter................................  $10.00   $ 2.69

HOLDERS

         As of March 1, 2001, there were approximately 431 record holders of the class A common stock, and we estimate that there were approximately 2,107 beneficial owners of the class A common stock. As of March 1, 2001 there were three beneficial owners and record holders of the class B common stock. All of our outstanding common stock was eliminated as a result of our Plan of Reorganization which was effective on March 29, 2001.

DIVIDEND POLICY

         We have never paid any cash dividends on our class A or class B common stock and none will ever be paid inasmuch as all of these shares of common stock were eliminated on March 29, 2001 as a result of our Plan of Reorganization.

ITEM 6. SELECTED FINANCIAL DATA.

         The following table sets forth selected consolidated statements of operations and balance sheet data of (1) JCC Holding for the fiscal years ended and as of December 31, 2000 and 1999, and the two-month period ended December 31, 1998, and (2) Harrah's Jazz Company for the ten-month period ended October 30, 1998 and for the fiscal years ended, and as of, December 31, 1997 and 1996. Although JCC Holding was incorporated on August 20, 1996, prior to October 30, 1998, we had not conducted any operations, generated any revenues or issued any capital stock. Accordingly, separate financial information with respect to the Company prior to the two month period ended December 31, 1998 are omitted because we do not believe that such separate financial information is material. On October 30, 1998, Jazz Casino succeeded to all of the assets of Harrah's Jazz Company except the property located at 3 Canal Place and the property located on Fulton and Poydras Streets, which vested in Canal Development and Fulton Development, respectively. The selected financial data for the ten-month period ended October 30, 1998 and for the fiscal years ended and as of December 31, 1997 and 1996 have been derived from Harrah's Jazz Company's audited financial statements. The selected financial data for the fiscal years ended and as of December 31, 2000 and 1999 and for the two-month period ended and as of December 31, 1998 have been derived from our audited financial statements. The selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data," and in light of our Plan of Reorganization.

                                               JCC HOLDING (SUCCESSOR)            HARRAH'S JAZZ COMPANY (PREDECESSOR)
                                      ----------------------------------------  --------------------------------------
                                      FISCAL YEAR   FISCAL YEAR    TWO MONTH     TEN MONTH   FISCAL YEAR   FISCAL YEAR
                                        ENDED          ENDED      PERIOD ENDED  PERIOD ENDED    ENDED         ENDED
                                      DECEMBER 31,  DECEMBER 31,  DECEMBER 31,   OCTOBER 30, DECEMBER 31,  DECEMBER 31,
                                         2000          1999           1998         1998         1997          1996
                                      -----------   ------------  ------------  ------------ ------------  ------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating Revenues (a)                $  261,105     $  41,156     $       14     $      87   $   1,679    $    1,661
Extraordinary items (b)                       --            --             --     $ 267,706          --            --
Consolidated net income
(loss)(c)                             $ (354,228)    $ (59,140)    $   (3,677)    $ 169,993   $ (21,244)   $  (20,900)
Basic loss per share                  $   (34.79)    $   (5.88)    $    (0.37)          N/A         N/A           N/A
Total assets                          $  221,461     $ 506,402     $  343,131     $ 354,417   $ 359,469    $  364,480
Long-term debt                        $  396,412     $ 368,222     $  185,519            --          --            --
Liabilities subject to compromise     $       --     $      --     $       --     $      --   $ 523,468    $  523,483
Stockholders' Equity (Deficit)        $ (308,673)    $  45,554     $  104,410     $      --   $      --    $       --
Partners' Deficit                     $       --     $      --     $       --     $      --   $(212,207)   $ (190,963)

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

         (c) A discussion of the impairment charges of $258.8 million is presented in Note 3 to JCC Holding Company's financial statements included in "Item 8. Financial Statements and Supplementary Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with "Item 6. Selected Financial Data" and "Item 8. Financial Statements and Supplementary Data." This discussion contains forward-looking statements that involve uncertainties and risks, such as statements of our plans, objectives, expectations and prospects. Our actual results could differ materially from those discussed herein as a result of certain factors, including but not limited to those discussed below in "Factors Affecting Future Performance" and elsewhere in this document. All of these statements and the entire text that follows should be read in conjunction with and in light of our Plan of Reorganization that became effective March 29, 2001.

OVERVIEW

         We are a casino and entertainment company. JCC Holding Company was incorporated under Delaware law on August 20, 1996, and conducts business through its wholly-owned subsidiaries, Jazz Casino Company, JCC Development Company, JCC Canal Development and JCC Fulton Development. We began operations in October 1998, when we assumed the business operations formerly owned by Harrah's Jazz Company, a general partnership, and its subsidiary, Harrah's Jazz Finance Corporation, which filed for relief under the United States Bankruptcy Code on November 22, 1995. On October 30, 1998, in accordance with the plan of reorganization of Harrah's Jazz Company and its subsidiary, Harrah's Jazz Finance Corporation, we became the successor to the operations of Harrah's Jazz Company.

         Although JCC Holding Company was incorporated on August 20, 1996, prior to October 30, 1998, we did not conduct any operations, generate any revenues or issue any capital stock. During the period from October 30, 1998 to October 27, 1999, our activities consisted primarily of administering the construction of our Casino and preparing for opening the Casino on October 28, 1999. Because the Casino did not open until October 28, 1999, our results of operations for the periods presented in this report are not comparable. As a result, the discussion regarding operating results during the periods presented in this report addresses only the various significant components of revenue and expense line items contributing to net losses for the respective periods. In accordance with the Securities and Exchange Commission's guidelines, our financial statements and supplementary data and that of Harrah's Jazz Company are presented in
Item 8 herein.

         On January 4, 2001, we filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in order to allow restructuring of our obligations to the State of Louisiana and the City of New Orleans, long-term debt, bank credit facilities and trade and other obligations. The filing was made in the U.S. Bankruptcy Court for the Eastern District of Louisiana in New Orleans (the "Bankruptcy Court"). The Bankruptcy Court confirmed our plan on March 19, 2001 and the plan was effective on March 29, 2001. All of the following text should be read in light of and in conjunction with the Plan of Reorganization, a copy of which was filed on March 29, 2001, with the SEC as part of a Form 8-K filing concerning the approval of the bankruptcy proceeding (which filing is incorporated herein by reference).

RESULTS OF OPERATIONS

         Total Revenues. In 2000, we generated Casino revenue of $245.5 million, food and beverage revenue of $20.3 million, and retail, parking and other revenue of $9.8 million. Casino promotional allowances amounted to $14.5 million resulting in total net revenues of $261.1 million. Revenues continue to be below the level necessary to satisfy our liquidity needs. Despite the deferrals under certain of our contractual agreements, our obligations, including the $100 million minimum annual payment required under our casino operating contract, continue to exceed revenues on a monthly basis.

         From October 28, 1999 to December 31, 1999, we generated Casino revenue of $38.0 million, food and beverage revenue of $3.7 million, and retail, parking and other revenue of $1.7 million. Casino promotional allowances amounted to $2.4 million resulting in total net revenues of $41.0 million. For the same period, although approximately 1.1 million people visited the Casino, which exceeded expectations, revenues fell short of expectations due to less gaming activity per visitor than projected.

         From January 1, 1999 to October 27, 1999, we generated revenues of approximately $126,000 consisting of parking revenues generated primarily by the parking facilities located on our property at 3 Canal Place which opened in June 1999 and at the Casino which opened in October 1999.

         From October 30, 1998 to December 31, 1998, we generated revenues of approximately $14,000 consisting of parking revenues generated by the parking lot located on our property at 3 Canal Place.

         Casino Expenses. In 2000, we incurred Casino expenses of $215.2 million resulting in a gaming operating profit of $15.8 million. Casino expenses primarily consisted of the minimum daily payments to the Louisiana Gaming Control Board required under our casino operating contract, labor costs, player development and entertainment costs, promotional costs, and security and surveillance related expenses. The minimum daily payments to the Louisiana Gaming Control Board totaled $100.3 million of the $215.2 million of casino operating expenses for the year 2000. The high fixed cost components associated with the business, particularly the minimum daily payments of $274,000 to the Louisiana Gaming Control Board, adversely affect our ability to generate operating profits and maintain adequate liquidity for ongoing operations.

         From October 28, 1999 to December 31, 1999, we incurred Casino expenses of $35.0 million resulting in a gaming operating profit of $631,000. Casino expenses primarily consisted of the minimum gaming revenue share payments to the Louisiana Gaming Control Board under Jazz Casino's casino operating contract, labor costs, player development and entertainment costs, promotional costs, and security and surveillance related expenses. Operating profit was lower than expected due to lower than anticipated revenue levels coupled with the high fixed cost component associated with the business.

         Food and Beverage Expenses. In 2000, we incurred food and beverage operating expenses of $16.1 million resulting in a food and beverage operating profit of $4.2 million. Food and beverage operating expenses primarily consisted of labor costs and food and beverage raw materials costs. The Casino's food and beverage operations and potential revenues from them have been limited by restrictions imposed by the Gaming Act and the regulations of the Louisiana Gaming Control Board. For example, the Casino has been prohibited from offering seated restaurant facilities with table food services for patrons. The Casino has been, however, able to offer cafeteria-style food services for employees and a buffet for patrons with seating for up to 250 people. In addition, the Louisiana Gaming Control Board has permitted the Casino to contract with local food preparers to provide food from kiosks in specific locations on the gaming floor.

         From October 28, 1999 to December 31, 1999, we incurred food and beverage operating expenses of $2.9 million resulting in a food and beverage operating profit of $818,000. Food and beverage operating expenses primarily consisted of labor costs and food and beverage raw materials costs. Our food and beverage operations and potential revenues from them were somewhat limited by the contractual restrictions imposed by the Louisiana Gaming Control Board in accordance with the terms of the Gaming Act.

         Retail, Parking and Other Expenses. In 2000, we incurred retail, parking and other expenses of $4.1 million resulting in retail, parking and other operating profit of $5.7 million. Retail, parking and other operating expenses primarily consisted of the cost of retail merchandise sold and expenses related to operating the Casino's two parking facilities and providing an employee cafeteria.

         In 1999, we incurred retail, parking and other expenses of $1.2 million resulting in retail, parking and other operating profit of $619,000. Retail, parking and other operating expenses primarily consisted of the cost of retail merchandise sold and expenses related to operating the Casino's two parking facilities, and providing an employee cafeteria.

         General and Administrative Expenses. In 2000, we incurred general and administrative expenses of $86.4 million consisting primarily of city rental payments, salaries and wages of administrative staff, advertising expenses, entertainment costs, and legal and professional fees.

         In 1999, we incurred general and administrative expenses of $16.0 million consisting primarily of city rental payments, salaries and wages of administrative staff, advertising expenses, entertainment costs, and legal and professional fees.

         From October 30, 1998 to December 31, 1998, we incurred general and administrative expenses of $310,000 related to franchise taxes.

         Depreciation and Amortization Expenses. In 2000 and 1999 and from October 30, 1998 to December 31, 1998, we incurred depreciation and amortization expenses of $26.3 million, $5.1 million and $111,000, respectively.

         Provision for Asset Impairment. We periodically evaluate whether events and circumstances have occurred that indicate that certain assets may not be recoverable. Management concluded from the results of our recent evaluation that a significant impairment of our long lived assets had occurred and that an impairment charge was required. Accordingly, during the fourth quarter of 2000, we recorded an impairment charge of approximately $255.9 million and an additional $2.9 million for the write-down of assets to be disposed of during 2000. See Note 3 to the consolidated financial statements for a discussion of our asset impairment adjustments. Considerable management judgment is necessary to estimate the fair value of our long lived assets. Accordingly, actual results may vary from management's estimates.

         Pre-opening Expenses. From January 1, 1999 to October 27, 1999 and from October 30, 1998 to December 31, 1998, we incurred pre-opening expenses of $35.2 million and $3.6 million, respectively. These expenses consisted primarily of salaries and wages, legal and professional fees, costs incurred to recruit and train employees to work in the Casino and pre-opening marketing expenses.

         Reorganization Item. During 1999, our pre-1998 bankruptcy confirmation contingencies were reduced by $1.6 million due to a change in estimate.

         Other Income (Expenses). In 2000 and from October 28, 1999 to December 31, 1999, we incurred interest charges of $46.7 million and $6.9 million, respectively. Prior to October 28, 1999, we capitalized all interest charges. In 2000 and from January 1, 1999 to October 27, 1999 and from October 30, 1998 to December 31, 1998, the Company capitalized interest of $140,000, $21.7 million, and $3.5 million, respectively.

         In 2000 and 1999 and from October 30, 1998 to December 31, 1998, we generated interest income of $413,000, $412,000 and $310,000, respectively, attributable primarily to overnight repurchase investments.

LIQUIDITY AND CAPITAL RESOURCES

         Because of unsustainable operating results, on January 4, 2001, we filed a voluntary petition for Chapter 11 reorganization in the Bankruptcy Court for the Eastern District of Louisiana in New Orleans. Our Plan of Reorganization, which was approved by the Bankruptcy Court on March 19, 2001 and became effective on March 29, 2001, reflects reorganization of our debt and capital structure in conjunction with a reduction in our $100 million minimum annual payment to the State of Louisiana, a reduction in rent and certain other charges imposed by the City of New Orleans and relief from certain operating restrictions. The timing of this filing was in part the result of our need to conclude our reorganization process prior to March 31, 2001 to meet the obligations imposed by our casino operating contract with the State of Louisiana and prevent closure of the Casino, as explained below.

         Our confirmed Plan of Reorganization resulted in, among other things, elimination of all of our common stock existing prior to March 29, 2001 and the issuance of new securities to certain creditors in exchange for a reduction of our obligations to them.

         The Casino remained open and continued operations during the bankruptcy proceedings. No disruptions in employment or operations were experienced.

         The following discussion of our performance should be read in conjunction with and in light of our Plan of Reorganization.

         Capital resources for construction projects. From October 30, 1998 until the Casino's opening on October 28, 1999, our principal capital requirements related to constructing the Casino. As of December 31, 2000, all construction and pre-opening invoices had been paid. However, there are several remaining unresolved creditor claims from the November 1995 bankruptcy. These claims total approximately $2 million.

         The funds necessary to complete the development and construction of the Casino following Harrah's Jazz Company's bankruptcy (including the installation of certain gaming equipment and other furniture, fixtures and equipment) were derived from a combination of $15 million of new equity investment from Harrah's Crescent City Investment Company made in connection with Harrah's Jazz Company's reorganization, $211.5 million of term loans under our credit agreement, $22.5 million provided under our junior subordinated credit facility and the issuance of approximately $27.3 million of convertible junior subordinated debentures, all of which had been funded as of December 31, 2000. In addition, to finance the loading of the Casino's slot machines with approximately $6 million in coins, in a sale and leaseback transaction on October 20, 1999, we sold 1,085 of our slot machines to a subsidiary of Harrah's Entertainment, Inc. This subsidiary leased the slot machines back to us, and we used the proceeds from the sale to fill the slot machines with coins. We also borrowed $5.1 million under the completion loan agreement with Harrah's Entertainment and Harrah's Operating Company pursuant to their completion guarantees to fund the final construction and pre-opening expenses. As of December 31, 2000, $1.8 million of these funds were available to settle the unresolved claims.

         Working capital for operations. In 2000, we experienced operating losses before depreciation and amortization and a provision for asset impairment of approximately $60.7 million. A number of our contractual agreements contained provisions that allowed us to defer payment of certain operating expenses to help absorb these initial operating losses. Despite these deferrals, our obligations continued to exceed our revenues on a monthly basis. A description of the various deferral arrangements follows.

         We had the option to pay the first six semi-annual payments of fixed interest on our senior subordinated notes with contingent payments, in kind rather than in cash. We also had the option of paying the interest on our convertible junior subordinated debentures, in whole or in part, in kind rather than in cash (1) at any time on or prior to October 30, 2003, and (2) at any time thereafter if we did not make contingent payments with respect to our senior subordinated contingent notes on the immediately preceding interest payment date for the senior subordinated contingent notes.

         In addition, the scheduled quarterly repayments under our credit agreement with the banks could be deferred for any of the first six semi-annual interest payment periods if we paid interest on our senior subordinated notes with contingent payments in kind. Further, the Casino's Manager deferred its fees under the terms of its management agreement with us and its agreement to provide us a minimum payment guaranty to the State of Louisiana as required by the casino operating contract, as in effect through December 31, 2001.

         During 2000 and 1999, we paid the first four semi-annual interest payments on our senior subordinated notes with contingent payments and convertible junior subordinated debentures in kind rather than in cash, which amounted to $12.1 million and $11.7 million, respectively. In 2000, we deferred an aggregate of $5.2 million, in principal repayments under our credit agreement that were scheduled to be paid on July 31, 2000 and October 31, 2000, in accordance with the terms of that agreement.

         No fixed interest was payable on our senior subordinated contingent notes through December 31, 2000. Contingent payments with respect to our senior subordinated notes with contingent payments and our senior subordinated contingent notes, to the extent they were due and owing, were payable on each interest payment date based on the Contingent Payment Measurement Amount, as such term is defined in the indentures governing these notes. In 2000, the Contingent Payment Measurement Amount was negative $58.5 million and in 1999 it was negative $11.8 million. During these same periods, our Consolidated EBITDA, as such term is defined in the indentures governing our senior subordinated notes with contingent payments and our senior subordinated contingent notes, (through the date of our bankruptcy filing on January 4, 2001) was negative $58.5 million and $17.9 million, respectively. During these periods, no contingent payments were accrued or were paid on either the senior subordinated notes with contingent payments or the senior subordinated contingent notes.

         Additionally, in accordance with the terms of the applicable agreement, we deferred the following amounts owed to Harrah's Entertainment or its subsidiaries:

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


As of December 31, 2000, $22.1 million had been deferred under these contracts and was owed to Harrah's Entertainment or its subsidiaries.

         On February 29, 2000, we entered into a limited forbearance agreement with Harrah's New Orleans Management Company and Harrah's Operating Company, which was subsequently amended on August 31, 2000. Under this amendment to the forbearance agreement, Harrah's Operating Company and Harrah's New Orleans Management Company each agreed to forbear until April 1, 2001, the payment of the following additional items that we owed or which became due prior to April 1, 2001:

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


         As of December 31, 2000, we had deferred a total of $18.0 million of payments to Harrah's New Orleans Management Company or Harrah's Operating Company under the limited forbearance agreement.

         Under our credit agreement, $25 million was available for working capital purposes under our revolving line of credit which has been used to partially cover operating losses. As of December 31, 2000, the outstanding balance under the revolving line of credit was $25.0 million, including outstanding letters of credit of $1.7 million. Our credit agreement required that we satisfy certain EBITDA maintenance requirements on a quarterly basis. We did not meet the required EBITDA test for the quarter ended June 30, 2000. However, at our request, the bank lenders under the credit agreement granted a temporary waiver of our failure to comply with this covenant. That waiver, which also placed a temporary limit on our revolver borrowing, expired on August 31, 2000 and was replaced with an amendment to our credit agreement as discussed below.

         Under the HET/JCC agreement, advances by Harrah's Entertainment and Harrah's Operating Company under the minimum payment guaranty constituted a demand obligation of JCC and were secured by first priority liens on our assets. During various periods in 2000, under the terms of the minimum payment guaranty, Harrah's Operating Company, Inc., began making the minimum daily payments of approximately $274,000 due to the Louisiana Gaming Control Board under our casino operating contract in order to provide us with necessary working capital. As of December 31, 2000, Harrah's Entertainment and Harrah's Operating Company had advanced $44.1 million to the Louisiana Gaming Control Board on our behalf under the minimum payment guaranty. The principal balance outstanding was subject to interest at The London Interbank Offered Rate ("LIBOR") plus 1% (8.0% as of December 31, 2000). Because funding under the minimum payment guaranty (and any subsequent minimum payment guaranty) could constitute a default under our credit agreement with the banks if our reimbursement obligation to Harrah's Entertainment and Harrah's Operating Company in connection therewith exceeded $5 million, our bank lenders granted us a limited waiver of the default subject to the following conditions, which were agreed to:

         o Harrah's Entertainment and Harrah's Operating Company agreed to renew their minimum payment guaranty for the full fiscal year beginning April 1, 2000 through March 31, 2001;

         o with respect to the monies that Harrah's Entertainment and Harrah's Operating Company paid to the Louisiana Gaming Control Board on our account under the minimum payment guaranty, they would not demand repayment of, and we could not repay, the principal or accrued interest owed on the principal, until, at the earliest, March 31, 2001;

         o the principal amount of un-reimbursed payment obligations under this agreement to Harrah's Entertainment and Harrah's Operating Company could not exceed $40 million without additional lender waivers; and

         o the waiver would be terminated if Harrah's Entertainment or Harrah's Operating Company demanded repayment of the principal and accrued interest on the advances under the minimum payment guaranty.

         In connection with these agreements, on August 31, 2000, we entered into the Amendment to Credit Agreement; Modifications to Third Waiver and Related Documents; Amendment to Manager Subordination Agreement; and Other Agreements Amongst the Parties. The terms of this agreement provided for the following amendments and modifications to certain of our then existing agreements:

         o The agreement (1) amended our credit agreement to, among other things, change the EBITDA maintenance requirements with which we were required to comply through the quarter ended December 31, 2000 (and through the date of our bankruptcy filing on January 4, 2001); (2) subject to certain limitations, re-established our $25 million revolving line of credit; (3) granted additional waivers to allow Harrah's Entertainment, Inc. and Harrah's Operating Company to advance up to an additional $10 million for a total of $50 million under their minimum payment guaranty of the $100 million minimum annual payment that we were required to pay to the Louisiana Gaming Control Board under our casino operating contract, subject to certain limitations, including the requirement that we had to first borrow all of the $25 million available under our revolving line of credit before additional amounts could be advanced under the minimum payment guaranty; and (4) extended until February 28, 2001, the date by which a notice by Harrah's Entertainment, Inc. to the banks or the Louisiana Gaming Control Board that the minimum payment guarantee will not be extended, would constitute an event of default.

         o The agreement amended our limited forbearance agreement (as discussed above) with Harrah's New Orleans Management Company and Harrah's Operating Company to permit us to continue to forbear until April 1, 2001, the payment of certain amounts, including amounts due and becoming due under the administrative services agreement, reimbursable costs due under our management agreement and the rent and certain additional charges with respect to certain equipment that we lease from Harrah's Operating Company. The previous expiration date of the forbearance agreement had been August 31, 2000.

         o Harrah's Operating Company, Inc. purchased from our bank lenders approximately $145.5 million of our present obligations to the bank lenders, which it had previously guaranteed under the Guaranty and Loan Purchase Agreement, and agreed to provide the funding for the balance of our $25 million revolving line of credit as it was drawn.

         On July 24, 2000, in accordance with Section 9.5 of the Amended and Renegotiated Casino Operating Contract with the State of Louisiana, Harrah's New Orleans Management Company and we submitted a Certificate confirming compliance with the requirements of Section 9.5(a) through 9.5(d) of the casino operating contract relating to the maintenance of a casino bankroll, the performance and payment of operating expenses, the performance and payment of debt obligations and the payment of capital maintenance expenses. However, on September 27, 2000, we received a notice from the Louisiana Gaming Control Board that we were in default of Section 9.5(c) of the Amended and Renegotiated Casino Operating Contract with the State of Louisiana. The Gaming Control Board informed us of the Board's determination that we had failed, as required by the casino operating contract, to demonstrate by clear and convincing evidence that we had the continuing ability to pay, exchange, refinance or extend debt that will mature or otherwise become due and payable during the twelve month period commencing on July 1, 2001, primarily due to the lack of a minimum payment guarantor for the period beyond March 31, 2001. Pursuant to the casino operating contract, we had six months after receipt of the Board's notice, or until March 27, 2001, to cure such a default.

         In order to address timely the Board's finding of default and provide for the possibility of continued operations, in light of our unsustainable financial performance, we began considering a significant restructuring of our arrangements with our securities holders, our lenders, Harrah's Entertainment, Inc., Harrah's Operating Company, Inc., Harrah's New Orleans Management Company (the manager of the casino and a wholly controlled affiliate of Harrah's Entertainment, Inc.), the State of Louisiana, the city of New Orleans, and other parties to whom we had contractual or legal obligations. We engaged the services of the investment banking firm Jefferies & Company, Inc., to assist us in evaluating how we might restructure our financial obligations and possibly continue operations. The evaluation by Jefferies & Company determined that we principally needed to restructure the $100 million annual minimum payment to the State because that payment by itself materially and fundamentally affected our financial viability.

         The casino operating contract required that the minimum daily payments to the State of Louisiana be guaranteed for each year beginning on April 1 of the year that the Casino is open and if there is no guaranty the casino operating contract is deemed automatically terminated. On December 27, 2000, we received notice from Harrah's Operating Company and Harrah's Entertainment, Inc. that they would not post the guaranty for the period beginning April 1, 2001. These events led to our bankruptcy filing on January 4, 2001.

         Capital expenditures. Pursuant to our amended and restated ground lease with the Rivergate Development Corporation and the City of New Orleans, our management agreement with Harrah's New Orleans Management Company and our casino operating contract, we established a capital replacement fund to fund the capital expenditures necessary to operate the Casino. We were contractually required to fund monthly payments into the capital replacement fund in an aggregate amount equal to $3 million for the first 12 months following the Casino's opening, $4 million for the second 12 months following the Casino's opening, $5 million for the third 12 months following the Casino's opening, and 2% of the gross revenues of the Casino for each fiscal year thereafter. As of December 31, 2000, we had deposited $3.4 million into the interest-bearing capital reserve account and expended approximately $1.9 million.

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

         We have spent approximately $1.7 million through December 31, 2000 towards developing a master plan for the build out and leasing of the second floor of the Casino for non-gaming uses and for construction-related work that needed to take place on the second floor of the Casino prior to opening the Casino in order to prevent disruption to the Casino's gaming operations. We have arranged to borrow up to $2 million from a subsidiary of Harrah's Entertainment to fund these items. Borrowings under this were subject to interest at 9% per year, and, at our option, could be paid in cash or in kind. Principal and interest under this loan could be paid out of the permanent financing ultimately obtained for the completion of the second floor of the Casino. As of December 31, 2000, we had borrowed $1.7 million under this loan. We presented a preliminary master plan governing the use of the second floor of the Casino to the City of New Orleans on February 22, 2000 and are currently considering alternatives for financing of the remainder this development. Without additional financing, we will be unable to build-out and develop the second floor of the Casino. We have not obtained successful financing to fund these developments, and cannot assure that we will ever be able to do so.

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

         We also own the parcel of land across from the casino located at 3 Canal Place, adjacent to the Canal Place Shopping Center. On February 14, 2000, we entered into a contract to sell this property to Wyndham International, a hotel developer for $6.5 million, but have since rejected that contract under our Plan of Reorganization.

         Inflation. To date, we believe inflation has not had a material impact on our operations.

         Recently Issued Pronouncements. In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", amended in June 2000 by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which requires the recognition of all derivatives as assets or liabilities in the statement of financial position and measures those instruments at fair value. Changes in fair value derivatives are recorded in earnings or other comprehensive income depending upon the intended use of the derivative and the resulting designation. The effective date of this statement has been delayed to fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 on January 1, 2001, as amended by SFAS No. 138, had no material impact on the consolidated financial position and results of operations.

FACTORS AFFECTING FUTURE PERFORMANCE

         The following discussion should be read with our current Plan of Reorganization in mind. The discussion is prospective and should be considered in light of our ongoing operations as contemplated by our Plan of Reorganization.

GAMING LAWS AND REGULATIONS COULD ADVERSELY AFFECT OUR OPERATIONS

         Future state legislation could adversely affect our operations. We cannot assure you that the Louisiana legislature will not enact legislation that imposes obligations, restrictions or costs that could interfere with Jazz Casino's casino operations, cause Jazz Casino to violate agreements to which it is a party or otherwise materially and adversely affect us. Because legalized gaming is a relatively new industry in Louisiana, over the past few years the Louisiana state legislature has given a significant amount of attention to gaming related bills, many of which could impact the Casino. For example, at various times, bills have been introduced to:

         o constitutionally and/or legislatively repeal all forms of gaming (including gaming at the Casino);

         o        increase taxes on casinos (which bill passed in March, 2001);

         o permit dockside riverboat gaming (which bill passed in March, 2001);

         o        limit credit that may be extended by casinos;

         o        mandate payout schedules for slot machines;

         o        limit days and hours of casino operations; and

         o create additional restrictions on food service offered at the Casino.


         We cannot assure you that Louisiana will not subsequently enact new legislation that modifies or revokes our right to conduct gaming activities or otherwise materially and adversely affects our business and operations. For example, in the spring of 1996, the Louisiana legislature passed legislation that called for a parish-by-parish referendum to decide, on an item-by-item basis, whether riverboat gaming, video poker gaming and, in Orleans Parish, a land-based casino should be permitted to operate in the parish. Although, on November 5, 1996, voters in Orleans Parish elected to permit land-based casino gaming, riverboat gaming and video poker gaming in Orleans Parish, if similar legislation is enacted in the future, it could lead to the Casino's gaming operations being suspended or permanently prohibited. In addition, the State of Louisiana could increase competition by authorizing additional riverboats or other forms of gaming or other land-based casinos in Orleans Parish or elsewhere in Louisiana. For example, in 1997, the Louisiana legislature authorized the use of slot machines at racetracks in three parishes in Louisiana (but not Orleans Parish) subject to a 15,000 square foot limitation, and in 2001 it passed legislation authorizing dockside gaming. In addition, other legislative changes, such as broadened food service restrictions, and the introduction of new legislation, could materially and adversely affect our business, financial condition and results of operations.

         Jazz Casino and certain of its affiliates must be found suitable under Louisiana law. Jazz Casino was not permitted to operate the Casino unless and until certain persons were found suitable by the Louisiana Gaming Control Board. These persons include (1) Jazz Casino, (2) JCC Holding, (3) Harrah's Entertainment, (4) the Manager, and (5) certain members, officers and directors of these companies. In addition, additional officers and directors of Jazz Casino, JCC Holding or the Manager may be required to be found suitable. If all required suitability findings are not received on a timely basis, it could materially and adversely affect our business, financial condition and results of operations. Once found suitable, entities and persons that are required to be suitable have an ongoing obligation to maintain their suitability throughout the term of the casino operating contract. Jazz Casino's and the Manager's suitability also may be adversely affected by persons associated with them and their respective affiliates, over whom Jazz Casino and the Manager have no control. If Jazz Casino or the Manager is found unsuitable and, as a consequence, our casino operating contract is revoked, it would materially and adversely affect our business, financial condition and results of operations.

         The Gaming Act, its rules and regulations, and the casino operating contract also impose certain suitability requirements on the holders of our debt instruments and equity.

         We and our debt and equity holders (resulting from our Plan of Reorganization) could be the subject of regulatory enforcement actions. The Louisiana Gaming Control Board is empowered to sanction Jazz Casino, JCC Holding, the Manager, holders of debt and equity of Jazz Casino and its affiliates, including JCC Holding, and people that hold permits, licenses or that are required to be found suitable by the Louisiana Gaming Control Board for violations of the Gaming Act and the rules and regulations promulgated thereunder. If Jazz Casino, Jazz Casino's employees, JCC Holding or the Manager fails to comply with the Gaming Act, its rules and regulations or regulatory requirements in our casino operating contract, including suitability requirements, it could materially and adversely affect us and holders of our debt and equity. For example, we could be subject to fines, suspension of our rights granted by the casino operating contract and, under certain circumstances, revocation or termination of our casino operating contract. In addition, if any holder of our debt instruments or equity is required to be suitable and fails to be suitable, the holder may be required to sell or otherwise divest such securities at substantially below-market prices.

         We may not be able to enforce our contractual rights against the State of Louisiana. Under our casino operating contract, we are entitled to bring an action to compel specific performance or any other remedy permitted or provided by law if the Louisiana Gaming Control Board breaches the contract and fails to cure the breach. In the spring of 1996, however, the Louisiana legislature enacted a bill that purports to amend the Gaming Act to provide the State of Louisiana and all of its subdivisions (including the Louisiana Gaming Control Board) with immunity from suit and liability for any action or failure to act on the part of Louisiana or any of its political subdivisions (including the Louisiana Gaming Control Board). We cannot assure you that in the event we seek to enforce our rights under the casino operating contact, that a court would allow the suit to proceed. If the Louisiana Gaming Control Board fails to comply with the casino operating contract, it could materially and adversely affect our business, financial condition and results of operations. This adverse affect would be exacerbated if a court applied the immunity statute.

         Our operations could be subject to future federal legislation. In 1996, Congress enacted a law creating a federal commission to study the economic and social impact of gaming and report its findings to Congress and the President. A report was issued by the commission in June 1999. We cannot determine the impact of this report on future legislation that may impact the gaming industry. We cannot assure you that the report will not result in new laws or regulations that would adversely impact the gaming industry in general and the Casino in particular.

THE POLITICAL ENVIRONMENT IN LOUISIANA COULD ADVERSELY AFFECT OUR ABILITY TO OPERATE THE CASINO OR DEVELOP OUR OTHER PROPERTIES

         Louisiana state and local politics have affected, and will continue to affect, the Casino's development and may affect the Casino's operation. There is considerable opposition to gaming among a segment of the population in Louisiana. The enactment and implementation of gaming legislation in Louisiana and the Casino's development have been the subject of lawsuits, claims and delays brought about by various anti-gaming and preservationist groups and competitors of the Casino. Although these lawsuits and claims have all been settled or dismissed, these lawsuits and claims, together with contract negotiations with Louisiana and

New Orleans governmental entities, significantly delayed the Casino's development. Additional lawsuits and the uncertain political environment may result in further delays, all of which could materially and adversely affect our business, financial condition and results of operations.

WE MAY NOT BE ABLE TO RENEW OUR MINIMUM PAYMENT GUARANTY

         After the effectiveness of our Plan of Reorganization, we will be required to pay at least $60.0 million per year after the first year of operations to the State of Louisiana under the casino operating contract and to obtain a guaranty of this $60.0 million payment obligation. Harrah's Entertainment and Harrah's Operating Company agreed to post the guaranty for the first four years of operation through March 31, 2005, but not for the entire term of the casino operating contract. There can be no assurance that we will be able to obtain a guaranty beyond March 31, 2005.

THE CASINO MAY NEVER BE PROFITABLE

         We cannot predict the number of visitors to the Casino, their propensity to wager or the success of land based gaming in New Orleans, a market that has never supported significant land based gaming operations. For example, Harrah's Jazz Company projected that revenues for the 12 months that its temporary Basin Street Casino was scheduled to operate would be approximately $395 million, or an average of approximately $33 million per month. The actual results of the Basin Street Casino, however, proved to be significantly less than those projections. Gross revenues for the Basin Street Casino's six full months of operations averaged approximately $13 million per month and, for those six months, the Basin Street Casino had significant negative operating cash flows, and net losses in every month, averaging approximately $13.5 million per month. As a result, the Casino may never be profitable or generate positive net earnings. We have sustained losses since opening. For the years ended December 31, 2000 and 1999, we incurred losses of $354.2 million and $59.1 million, respectively, which were greater than anticipated due primarily to the Casino's lower than projected revenues, coupled with an extremely high ratio of fixed expenses due to the $100 million fixed payment to the State and an impairment charge in 2000.

JAZZ CASINO MAY HAVE NO RECOURSE IF ADDITIONAL LAND-BASED CASINOS ARE PERMITTED

         The Gaming Act presently restricts land-based casino gaming in Orleans Parish to where the Casino is presently located, at the foot of Canal and Poydras Streets on the site of New Orleans' former Rivergate Convention Center. However, we cannot assure that the State of Louisiana will not enact future legislation that would permit competing land-based casinos at other sites or in parishes other than Orleans Parish, including other parishes in the New Orleans metropolitan area. If an additional land-based casino gaming establishment is authorized to operate in Orleans Parish, Jazz Casino would not have to pay the Louisiana Gaming Control Board the compensation required under the provisions of its casino operating contract, although this obligation may resume pursuant to the terms of the casino operating contract. Additional land-based casino operations could materially and adversely affect the Casino's operations by increasing the amount of competition it faces.

OUR OPERATIONS DEPEND ON GAMING OPERATIONS IN A SINGLE MARKET

         We do not have and do not presently anticipate having operations other than the Casino and operations that support the Casino. Therefore, we depend solely upon visitors to New Orleans and New Orleans area residents for our revenue. As a result, any of the following occurrences could negatively impact the Casino's operations, which could materially and adversely affect our business, financial condition and results of operations:

         o        a downturn in the local or regional economy;

         o        a decline in tourism in New Orleans;

         o        a decline in the New Orleans gaming market;

         o        an increase in competition faced by the Casino; or

         o a reduction or cessation of activities at the Casino due to flooding, severe weather, natural disasters or otherwise.

WE MAY NOT BE ABLE TO DEVELOP CERTAIN OF OUR PROPERTIES

         We cannot complete our anticipated build-out of the non-gaming tenant improvements on the second floor of the Casino until, among other things, the master plan governing the use of the second floor is approved, tenant leases are obtained, the necessary financing is secured and certain zoning ordinance waivers are obtained. In addition, we will be unable to develop the property located on Fulton and Poydras Streets for entertainment uses that support the Casino until, among other things, we obtain the necessary financing. We have not completed plans for the development of this property. We may not be able to obtain the necessary financing and satisfy the other conditions to developing the non-gaming tenant improvements on the second floor of the Casino, or the property located on Fulton and Poydras Streets. The failure to develop these properties could materially and adversely affect our ongoing business, financial condition and results of operations.

THE MANAGER AND CERTAIN OF OUR DIRECTORS HAVE CONFLICTS OF INTERESTS REGARDING THE CASINO

       Harrah's Entertainment owns or controls (indirectly through one or more subsidiaries or affiliates) dockside casinos in Vicksburg and Tunica, Mississippi, Shreveport, Louisiana and two riverboat casinos in Lake Charles, Louisiana. These casinos, together with other casinos that Harrah's Entertainment (or one or more of its subsidiaries or affiliates) may develop, compete with the Casino at a regional level. Harrah's Entertainment also owns or controls (indirectly through one or more subsidiaries or affiliates), casinos in the five major Nevada and New Jersey gaming markets, which casinos compete with the Casino on a national basis. Currently, the Chairman of our board of directors, Mr. Colin V. Reed, is also a member of Harrah's Entertainment three-executive office of the President, the Executive Vice President and Chief Financial Officer of Harrah's Entertainment and Senior Vice President of the Manager. Mr. Reed has served as a Class B director while also serving in these capacities with Harrah's Entertainment and the Manager. In addition, Mr. Philip
G. Satre, the Chairman of the Board, President and Chief Executive Officer of Harrah's Entertainment, and Eddie N. Williams, a director of Harrah's Entertainment, have been Class B directors. Under Jazz Casino's management agreement with the Manager, the Manager, a wholly-owned subsidiary of Harrah's Entertainment, has been exclusively responsible for supervising and managing the Casino. As a result of Harrah's Entertainment's ownership of competing casinos, together with its ownership of the Manager and the positions held by Messrs. Reed, Satre and Williams as both Class B directors and officers or directors of Harrah's Entertainment and/or the Manager, a conflict of interest have may have existed because they have access to our information and business opportunities, any or all of which could be useful to one or more of Harrah's Entertainment's competing casinos. The indentures governing Jazz Casino's Notes, its credit agreement and its management agreement with the Manager each have imposed restrictions on our ability to enter into transactions with affiliates, including Harrah's Entertainment. In addition, our board of directors has implemented procedures that require transactions with Harrah's Entertainment and its affiliates to be approved by disinterested directors. We cannot assure, however, that the restrictions in such agreements or these procedures will successfully resolve conflicts of interest confronting, or which may confront, us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not engage in trading market risk sensitive instruments. We also do not purchase, for investment, hedging or for purposes `other than trading,' instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk, except as discussed in the following paragraph. We have not entered into any forward or futures contracts, purchased any options or entered into any swaps. We have no foreign operations and currently do not deal in foreign currencies. Thus, we do not believe that we have any material exposure to foreign currency exchange rate risk.

         Through the date of our bankruptcy filing on January 4, 2001, we had a significant amount of indebtedness, which accrued interest at fixed and variable rates. As of December 31, 2000, the aggregate amount of our outstanding indebtedness was $530.9 million, of which $255.6 million accrued interest at variable rates and $275.3 million accrued interest at fixed rates. The interest rate of our variable rate indebtedness fluctuated with changes in the base rate and the LIBOR rate applicable under our credit agreement. A change in either the base rate or LIBOR under our credit agreement would affect the interest rate at which indebtedness outstanding under the credit agreement accrues. As a result, a significant increase in either the base rate or LIBOR could materially and adversely affect our financial position and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of JCC Holding Company
New Orleans, LA

         We have audited the accompanying consolidated balance sheets of JCC Holding Company and subsidiaries (the "Company") (Successor to "Harrah's Jazz Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2000 and 1999 and for the period from October 30, 1998 to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         As discussed in Note 1 to the financial statements, on October 13, 1998, the Bankruptcy Court entered an order confirming a plan of reorganization which became effective after the close of business on October 29, 1998. Accordingly, the accompanying financial statements have been prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code," for the successor company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods.

         As further discussed in Note 1, the Company filed for reorganization under Chapter 11 of the Federal Bankruptcy Code on January 4, 2001. The Bankruptcy Court entered an order confirming the plan of reorganization which became effective on March 29, 2001. The consequences of this bankruptcy proceeding will be reflected in the financial statements as of the effective date.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of JCC Holding Company and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 and for the period from October 30, 1998 to December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.


                                             /s/ DELOITTE & TOUCHE LLP

Memphis, Tennessee
March 30, 2001

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (Successor to Harrah's Jazz Company)
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999
                      (In thousands, except per share data)


                                                                                            2000              1999
                                                                                        ------------       ------------
                                     ASSETS
Current Assets:
     Cash and cash equivalents (includes restricted
         cash of $2,113 and $6,382, respectively)                                       $     26,626       $     34,687
     Accounts receivable, net of allowance for doubtful
         accounts of  $1,958 and $228, respectively                                            6,272              3,177
     Inventories                                                                                 685                354
     Prepaids and other assets                                                                 3,678              2,760
     Property available for sale                                                                  --              4,831
                                                                                        ------------       ------------
             Total current assets                                                             37,261             45,809
                                                                                        ------------       ------------

Property and Equipment:
     Buildings on leased land                                                                128,936            306,129
     Furniture, fixtures and equipment                                                        22,492             43,634
     Property held for development                                                            15,520             10,138
     Leasehold improvements                                                                      245                 --
     Construction in progress                                                                     89                151
                                                                                        ------------       ------------
             Total                                                                           167,282            360,052
     Less - accumulated depreciation                                                         (25,561)            (4,179)
                                                                                        ------------       ------------
             Net property and equipment                                                      141,721            355,873
                                                                                        ------------       ------------

Other Assets:
     Deferred operating contract cost, net of accumulated
         amortization of $3,269 and $494, respectively                                        25,536             68,182
     Lease prepayment, net of accumulated
         amortization of $816 and $124, respectively                                           6,312             16,861
     Deferred charges and other, net of accumulated
         amortization of $1,567 and $421, respectively                                        10,631             19,677
                                                                                        ------------       ------------
             Total other assets                                                               42,479            104,720
                                                                                        ------------       ------------

             Total Assets                                                               $    221,461       $    506,402
                                                                                        ============       ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
     Short-term borrowings                                                              $     23,250       $     15,850
     Accounts payable - trade                                                                    844              2,012
     Accrued interest                                                                          7,025              2,081
     Accrued expenses                                                                         12,301             20,791
     Due to affiliates                                                                        64,806              4,648
     Preconfirmation contingencies                                                             2,212              3,033
     Other                                                                                     1,977              2,009
                                                                                        ------------       ------------
             Total current liabilities                                                       112,415             50,424
                                                                                        ------------       ------------

Long-term debt (including debt to affiliates of $31,947 and $23,704, respectively)           396,412            368,222
Deferred income taxes                                                                             --             37,900
Due to affiliates                                                                             20,968              4,302
Other long-term liabilities                                                                      339                 --

Commitments and Contingencies

Stockholders' Equity (Deficit):
     Common Stock:
         Unclassified Common Stock (40,000 shares authorized; none
             issued and outstanding; par value $.01 per share)                                    --                 --
         Class A Common Stock (20,000 shares authorized; 5,778 shares and 5,638 shares, respectively, issued and outstanding;
             par value $.01 per share)                                                            58                 56
         Class B Common Stock (20,000 shares authorized; 4,453 shares
             issued and outstanding; par value $.01 per share)                                    45                 45
     Additional paid-in capital                                                              108,269            108,538
     Accumulated deficit                                                                    (417,045)           (62,817)
     Less - unearned compensation                                                                 --               (268)
                                                                                        ------------       ------------
             Total stockholders' equity (deficit)                                           (308,673)            45,554
                                                                                        ------------       ------------

             Total Liabilities and Stockholders' Equity (Deficit)                       $    221,461       $    506,402
                                                                                        ============       ============

See Notes to Consolidated Financial Statements.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (Successor to Harrah's Jazz Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Years Ended December 31, 2000 and 1999 and the Period
                   from October 30, 1998 to December 31, 1998
                        (In thousands, except share data)


                                                                                                TWO-MONTH
                                                          YEAR ENDED        YEAR ENDED         PERIOD ENDED
                                                         DECEMBER 31,       DECEMBER 31,       DECEMBER 31,
                                                            2000                1999               1998
                                                         ------------       ------------       ------------
REVENUES:
      Casino                                             $    245,473       $     38,005       $         --
      Food and beverage                                        20,356              3,693                 --
      Retail, parking and other                                 9,821              1,819                 14
      Less - casino promotional allowances                    (14,545)            (2,361)                --
                                                         ------------       ------------       ------------
         Total net revenues                                   261,105             41,156                 14
                                                         ------------       ------------       ------------

OPERATING EXPENSES:
      Direct:
         Casino                                               215,176             35,013                 --
         Food and beverage                                     16,131              2,875                 --
         Retail, parking and other                              4,133              1,200                 --
      General and administrative                               86,387             16,046                310
      Depreciation and amortization                            26,339              5,107                111
      Provision for asset impairment                          258,812                 --                 --
      Pre-opening expenses                                         --             35,160              3,580
                                                         ------------       ------------       ------------
         Total operating expenses                             606,978             95,401              4,001
                                                         ------------       ------------       ------------

OPERATING LOSS                                               (345,873)           (54,245)            (3,987)
                                                         ------------       ------------       ------------

REORGANIZATION ITEM                                                --              1,562                 --

OTHER INCOME (EXPENSE):
      Interest expense, net of capitalized interest           (46,668)            (6,869)                --
      Interest and other income                                   413                412                310
                                                         ------------       ------------       ------------
         Total other income (expense)                         (46,255)            (6,457)               310
                                                         ------------       ------------       ------------

LOSS BEFORE TAXES                                            (392,128)           (59,140)            (3,677)

INCOME TAX BENEFIT                                             37,900                 --                 --
                                                         ------------       ------------       ------------

NET LOSS                                                 $   (354,228)      $    (59,140)      $     (3,677)
                                                         ============       ============       ============

BASIC NET LOSS PER SHARE                                 $     (34.79)      $      (5.88)      $      (0.37)
                                                         ============       ============       ============

WEIGHTED AVERAGE SHARES OUTSTANDING                        10,180,505         10,055,140         10,000,000
                                                         ============       ============       ============


See Notes to Consolidated Financial Statements.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (Successor to Harrah's Jazz Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Years Ended December 31, 2000 and 1999 and the Period
                   from October 30, 1998 to December 31, 1998
                                 (In thousands)


                                                                                                                    TWO-MONTH
                                                                              YEAR ENDED         YEAR ENDED        PERIOD ENDED
                                                                              DECEMBER 31,       DECEMBER 31,       DECEMBER 31,
                                                                                  2000               1999               1998
                                                                              ------------       ------------       ------------
Cash Flows From Operating Activities:
   Net loss                                                                   $   (354,228)      $    (59,140)      $     (3,677)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                               26,339              5,107                111
        Provision for asset impairment                                             258,812                 --                 --
        Deferred income taxes                                                      (37,900)                --                 --
        Amortization of note discount                                                5,369                765                 --
        Amortization of unearned compensation                                           --                259                 --
        Deferred rent                                                                1,624                226                 --
        Provision for bad debts                                                      1,770                 --                 --
        Write-off of preconfirmation contingencies                                      --             (1,562)                --
        Loss on sale of property and equipment                                          --                 27                 --
   Changes in operating assets and liabilities:
        Accounts receivable                                                         (4,865)            (3,134)               (43)
        Inventories                                                                   (331)              (354)                --
        Prepaids and other assets                                                     (918)            (1,062)            (1,634)
        Accounts payable - trade                                                    (1,168)             1,369                643
        Accrued interest                                                            19,523             (5,855)                --
        Accrued expenses                                                            (7,652)            16,336              4,455
        Preconfirmation contingencies                                                 (821)            (2,084)           (68,750)
        Due to affiliates                                                           34,090              8,224                500
        Other current liabilities                                                      (31)             2,009                 --
                                                                              ------------       ------------       ------------
          Net cash flows used in operating activities                              (60,387)           (38,869)           (68,395)
                                                                              ------------       ------------       ------------

Cash Flows From Investing Activities:
   Capital expenditures                                                             (3,408)          (130,552)           (27,026)
   Proceeds from sale of property                                                       --              6,042                 --
   Increase in deferred charges and other assets                                    (1,218)            (8,492)            (5,700)
                                                                              ------------       ------------       ------------
          Net cash flows used in investing activities                               (4,626)          (133,002)           (32,726)
                                                                              ------------       ------------       ------------

Cash Flows From Financing Activities:
   Net borrowings (repayments) of short-term borrowings                              7,400             15,850                 --
   Proceeds from notes payable to affiliates                                        49,552                 --                 --
   Proceeds from issuance of long-term debt                                             --            165,202                 --
                                                                              ------------       ------------       ------------
          Net cash flows provided by financing activities                           56,952            181,052                 --
                                                                              ------------       ------------       ------------

Net increase (decrease) in cash and cash equivalents                                (8,061)             9,181           (101,121)

Cash and cash equivalents, beginning of period                                      34,687             25,506            126,627
                                                                              ------------       ------------       ------------

Cash and cash equivalents, end of period                                      $     26,626       $     34,687       $     25,506
                                                                              ============       ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
        Interest                                                              $     15,519       $     10,473                 --
   Noncash investing and financing activities:
        Increase in long-term debt for payment-in-kind interest payments      $     14,578       $     14,013                 --
        Capitalized interest                                                  $        140       $     18,924       $      3,025
        Issuance of restricted stock awards                                   $        199       $        527                 --
        Amortization of note discount                                                   --       $      2,771       $        506


See Notes to Consolidated Financial Statements.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (Successor to Harrah's Jazz Company)
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
         For the Years Ended December 31, 2000 and 1999 and the Period
                   from October 30, 1998 to December 31, 1998
                                 (In thousands)



                                                  COMMON STOCK
                                --------------------------------------------------
                                        CLASS A                    CLASS B         ADDITIONAL
                                -----------------------     ----------------------   PAID-IN   ACCUMULATED    UNEARNED
                                 SHARES         AMOUNT        SHARES      AMOUNT     CAPITAL     DEFICIT     COMPENSATION     TOTAL
                                ---------     ---------     ---------    ---------  ---------    -------     ------------   --------

Balance -- October 30, 1998         5,547     $      55         4,453    $      45  $ 107,987   $      --     $      --   $ 108,087

Net loss                                                                                           (3,677)                   (3,677)
                                ---------     ---------     ---------    ---------  ---------   ---------     ---------   ---------
Balance -- December 31, 1998        5,547            55         4,453           45    107,987      (3,677)           --     104,410
                                ---------     ---------     ---------    ---------  ---------   ---------     ---------   ---------

Restricted stock activity              92             1                                   526                      (268)        259
Other                                  (1)                                                 25                                    25
Net loss                                                                                          (59,140)                  (59,140)
                                ---------     ---------     ---------    ---------  ---------   ---------     ---------   ---------
Balance -- December 31, 1999        5,638            56         4,453           45    108,538     (62,817)         (268)     45,554
                                ---------     ---------     ---------    ---------  ---------   ---------     ---------   ---------

Restricted stock activity             140             2                                  (269)                      268           1

Net loss                                                                                         (354,228)                 (354,228)
                                ---------     ---------     ---------    ---------  ---------   ---------     ---------   ---------
Balance -- December 31, 2000        5,778     $      58         4,453    $      45  $ 108,269   ($417,045)    $      --   ($308,673)
                                =========     =========     =========    =========  =========   =========     =========   =========


See Notes to Consolidated Financial Statements.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      (Successor to Harrah's Jazz Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD
                   FROM OCTOBER 30, 1998 TO DECEMBER 31, 1998


NOTE 1.  ORGANIZATION, BASIS OF PRESENTATION AND BANKRUPTCY IN JANUARY 2001

Organization. JCC Holding Company ("JCC Holding") was incorporated under Delaware law on August 20, 1996 in contemplation of succeeding to all of the assets and liabilities of Harrah's Jazz Company, a general partnership, which filed for relief under the United States Bankruptcy Code on November 22, 1995. JCC Holding conducts business through its wholly-owned subsidiaries, Jazz Casino Company, L.L.C., a Louisiana limited liability company ("Jazz Casino"), JCC Development Company, L.L.C., a Louisiana limited liability company ("JCC Development"), JCC Canal Development, L.L.C., a Louisiana limited liability company formerly known as CP Development, L.L.C. ("Canal Development")and JCC Fulton Development, L.L.C., a Louisiana limited liability company, formerly known as FP Development, L.L.C. ("Fulton Development" and, together with JCC Holding, Jazz Casino, JCC Development and Canal Development, the "Company"). Except as otherwise noted for purposes of this report, references to the words "we", "us" and "our" refer to JCC Holding Company together with each of its subsidiaries.

On October 30, 1998, in accordance with the Harrah's Jazz Company Joint Plan of Reorganization confirmed by the United States Bankruptcy Court, we became the successor to the operations of Harrah's Jazz Company. In connection with the Harrah's Jazz Company plan of reorganization, JCC Holding issued an aggregate of 10 million shares of its capital stock consisting of both Class A and Class B Common Stock. The former bondholders of Harrah's Jazz Company received Class A Common Stock, which constituted approximately 52% of the issued and outstanding Class A and Class B Common Stock. In addition, the former bondholders also received their pro rata share of (i) $187.5 million in aggregate principal amount of Jazz Casino's senior subordinated notes with contingent payments, and
(ii) Jazz Casino's senior subordinated contingent notes (see Note 6). Harrah's Entertainment, Inc. ("Harrah's Entertainment") acquired beneficial ownership of Class B Common Stock which constitutes approximately 43% of the issued and outstanding Class A and Class B Common Stock.

Our purpose is to develop and operate an exclusive land-based casino entertainment facility (the "Casino") in New Orleans, Louisiana. The Casino commenced operations on October 28, 1999. Through certain of its subsidiaries, JCC Holding also plans to develop approximately 130,000 square feet of multipurpose non-gaming entertainment space on the second floor of the Casino and develop various adjacent properties for entertainment uses supporting the Casino. Currently, we have not obtained financing to fund these developments.

Basis of Presentation - 1998 Reorganization. As of October 30, 1998, the Company's consolidated financial statements have been prepared in accordance with the American Institute of Certified Public Accountants' ("AICPA") Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7").

In accordance with the SOP 90-7, we established its reorganization value and adopted "fresh start" reporting as of October 30, 1998. We adopted "fresh start" reporting because owners immediately before filing and confirmation of the Harrah's Jazz Company plan of reorganization received less than 50% of the voting shares of the emerging entity, and its reorganization value is less than the postpetition liabilities and allowed claims, as shown below:

                                                                                    (In thousands)
Post-petition current liabilities                                                      $  83,777
Liabilities deferred pursuant to Chapter 11 proceedings                                  523,468
                                                                                       ---------
Total postpetition liabilities and allowed claims                                        607,245
Reorganization value                                                                     331,000
                                                                                       ---------
Excess of liabilities over reorganization value                                       $  276,245
                                                                                      ==========

Pursuant to SOP 90-7, the total reorganization value of the reorganized Company's assets was determined using several factors and by reliance on various valuation methods, including discounting cash flow, as well as by analyzing market cash flow multiples applied to our forecasted cash flows. The factors considered by the Company included: (1) forecasted cash flow results which gave effect to the estimated impact of the restructuring; (2) the discounted residual value at the end of the forecast period; (3) competition and general economic considerations; and (4) future potential profitability. Based on this analysis, we, after consultation with an independent firm specializing in reorganizations, established our reorganization value as follows:

                                                                                     (In thousands)
Reorganization value as of October 30, 1998 based
     upon independent appraisal                                                        $  495,000
Financing to occur post bankruptcy but prior to opening                                  (164,000)
                                                                                       ----------
Reorganization value                                                                   $  331,000
                                                                                       ==========


Under the principles of "fresh start" reporting, our total net assets were recorded at this assumed reorganization value, which was then allocated to identifiable tangible assets on the basis of their estimated fair value. In accordance with "fresh start" reporting, the difference between the assumed reorganization value and the aggregate fair value of the identifiable tangible assets resulted in a reduction in the value assigned to intangible deferred operating contract costs and lease prepayments. In addition, our accumulated deficit was eliminated.

The effect of the Harrah's Jazz Company plan of reorganization and the application of "fresh start" reporting to our condensed (unaudited) balance sheet as of October 30, 1998 was as follows:


                                      (Predecessor)                                             (Successor)
                                      Harrah's Jazz                                             JCC Holding
                                         Company                                                  Company
                                     Pre-Fresh Start     Plan of                                Fresh Start
                                     Balance Sheet    Reorganization       Fair Value          Balance Sheet
                                    October 30, 1998  Adjustments (A)    Adjustments (B)     October 30, 1998
                                    ----------------  ---------------    ---------------     -----------------
                                                                (In thousands)

Cash and cash equivalents            $     14,339       $    112,288       $         --       $    126,627
Prepaids and other assets                      65                 --                 --                 65
                                     ------------       ------------       ------------       ------------
         Total current assets              14,404            112,288                 --            126,692
Property and equipment                    199,967                 --            (11,795)           188,172
Deferred operating contract
   cost                                   122,222                 --            (53,546)            68,676
Lease prepayment                           30,263                 --            (13,278)            16,985
Other assets                                2,084                 --              3,820              5,904
                                     ------------       ------------       ------------       ------------
         Total                       $    368,940       $    112,288       $    (74,799)      $    406,429
                                     ============       ============       ============       ============
Liabilities not subject to
   compromise                        $     83,777       $     (8,348)      $         --       $     75,429
Liabilities subject to
   compromise                             523,468           (523,468)                --                 --
Long-term debt                                 --            185,013                 --            185,013
Other long-term obligations                    --             37,900                 --             37,900
Partners' deficit/stockholders'
   equity                                (238,305)           421,191            (74,799)           108,087
                                     ------------       ------------       ------------       ------------
         Total                       $    368,940       $    112,288       $    (74,799)      $    406,429
                                     ============       ============       ============       ============

(A) To record the transactions consummated pursuant to the Harrah's Jazz Company plan of reorganization and eliminate partners' deficit. These adjustments include a $15 million direct infusion of equity to JCC Holding from Harrah's Crescent City Investment Company.
(B) To record the adjustment to state assets and liabilities at fair value and adjust for the difference between the assumed reorganization value and the fair value of the identifiable tangible and intangible assets by reducing the value assigned to deferred operating contract cost and lease prepayments.

Preconfirmation contingencies represent amounts owed to creditors of the predecessor company, Harrah's Jazz Company, which were transferred to the Company under the Harrah's Jazz Company Plan of Reorganization. During 1999, preconfirmation contingencies were reduced by $1.6 million due to a change in estimate. This amount is included as a reorganization item on the consolidated statements of operations.

Bankruptcy in January 2001. On January 4, 2001, we filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in order to allow restructuring of our obligations to the State of Louisiana and the City of New Orleans, long-term debt, bank credit facilities, and trade and other obligations. The filing was made in the U.S. Bankruptcy Court for the Eastern District of Louisiana in New Orleans (the "Bankruptcy Court"). After the Petition Date, we continued to operate as debtors-in-possession subject to the Bankruptcy Court's supervision and orders.

The consummation of a plan of reorganization was our primary objective. The plan, which was approved by the bankruptcy court on March 19, 2001 and was effective on March 29, 2001 (the "Effective Date"), resulted in, among other things, elimination of existing common stock and the issuance of new securities to creditors. The consequences of this bankruptcy proceeding will be reflected in the financial statements as of the Effective Date. The cancellation of non-affiliate debt and related accrued interest will result in an extraordinary gain as of the Effective Date. In addition, the cancellation of affiliate debt and other obligations will result in an increase to additional paid in capital as of the Effective Date. The Company did not meet the requirements to utilize fresh start reporting.

The plan includes the reduction of Jazz Casino's annual minimum payment obligations to the Louisiana Gaming Control Board to the greater of 21.5% of gross gaming revenue or a minimum payment of $50 million commencing April 1, 2001, through March 31, 2002, and $60 million each fiscal year thereafter. Under the plan, Harrah's Entertainment and Harrah's Operating Company, Inc. ("Harrah's Operating Company"), will provide a new minimum payment guaranty to the Louisiana Gaming Control Board (the "New Minimum Payment Guaranty"), which guaranty will secure Jazz Casino's annual minimum payment obligation to the Louisiana Gaming Control Board pursuant to a new HET/JCC Agreement among Harrah's Entertainment and Harrah's Operating Company and Jazz Casino (the "New HET/JCC Agreement"). In exchange for providing a New Minimum Payment Guaranty, Harrah's Entertainment and Harrah's Operating Company (and any substitute guarantor) will receive from Jazz Casino an annual guaranty fee. The obligations under the

New HET/JCC Agreement will be secured by, among other things, a first lien on substantially all of our assets (except the Second and Third Amendments to the Amended and Renegotiated Casino Operating Contract and the Gross Revenue Share Payments) (as defined in Note 10). The plan further calls for a reduction of at least $5 million in the amounts required to be paid under Jazz Casino's agreements with the City of New Orleans and the Rivergate Development Corporation.

On the Effective Date, the outstanding Common Stock of JCC Holding consisted of 12,386,200 shares of new common stock ("New Common Stock"). Under the Plan of Reorganization, in consideration of, among other things, Harrah's Entertainment's and Harrah's Operating Company's consent to the cancellation and extinguishment of all claims against us arising under the Revolving Credit Facility, the Tranche A-2 Term Loan, the Tranche B-2 Term Loan, the Slot Lease, the Junior Subordinated Credit Facility, the Completion Loan Guarantee, and the JCC Development promissory note, it and its affiliates' agreement to waive all claims relating to existing defaults under the Management Agreement, the Administrative Services Agreement, the Forbearance Agreement, the Warrant Agreement, and any other pre-petition claims against us, and Harrah's Operating Company's agreement to contribute the Slot Machines to JCC Holding, Harrah's Entertainment will receive 6,069,238 shares (49%) of the New Common Stock of JCC Holding; holders of claims arising under the Tranche B-1 of the Bank Credit Facilities will receive 1,734,068 shares (14%) of the New Common Stock of JCC Holding; and holders of claims arising under the Senior Subordinated Notes will receive 4,582,894 shares (37%) of the New Common Stock of JCC Holding.

In addition, Jazz Casino issued term notes (the "New Notes") in the aggregate amount of $124.5 million (face value), which will mature 7 years from their issuance and bear interest at The London Interbank Offered Rate ("LIBOR") plus 275 basis points. The holders of claims arising under Tranches A-1, A-3 and B-1 of the Bank Credit Facilities received $55.0 million in New Notes; Harrah's Entertainment and its affiliates, as holders of claims arising under the HET/JCC Agreement and Tranche A-2 of the Bank Credit Facilities received $51.6 million in New Notes; and holders of claims arising under the Senior Subordinated Notes received $17.9 million in New Notes.

Under the Plan of Reorganization, all holders of Casino Operation-Related Unsecured Claims will be paid, in cash, the full amount of their claims.

Jazz Casino will have up to $35 million available for working capital purposes under a new revolving line of credit (the "New Revolving Credit Facility"), to be provided by Harrah's Entertainment. The New Revolving Credit Facility bears interest at a rate of LIBOR plus 3.00% per annum and will mature in 2006. The obligations under the New Revolving Credit Facility are secured by substantially all of our assets (except the Second and Third Amendments to the Amended and Renegotiated Casino Operating Contract, the Casino's bankroll and the Gross Revenue Share Payments (as defined in Note 10)). The New Revolving Credit Facility will be secured on a second lien priority basis, junior only to a lien securing certain obligations of Jazz Casino under the New HET/JCC Agreement pursuant to which Harrah's Entertainment will agree to provide a Minimum Payment Guaranty. The New Notes will be secured by junior liens on the same assets.

Harrah's New Orleans Management Company ("Manager") will continue to manage the Casino pursuant to the third amended management agreement (the "Amended Management Agreement"). Under the Amended Management Agreement, Jazz Casino will have the right to terminate the Amended Management Agreement if the Casino fails to achieve adjusted earnings before interest, income taxes, depreciation, amortization and management fees ("EBITDAM") of not less than 85% for 2001, 84% for 2002, and 83% for 2003 and thereafter, of the adjusted EBITDAM forecast by the Manager. The amount of the management fee currently paid to Manager will be adjusted under the Amended Management Agreement, and certain fees now charged to the Casino by the Manager and its affiliates will be eliminated.

Upon the filing of our Chapter 11 cases, we required funds to meet certain postpetition financial obligations, including the Minimum Daily Payments required under the casino operating contract and the payment obligations arising under the Rivergate Development Corporation Lease. To meet those cash needs, we arranged for a debtor-in-possession financing facility provided by Harrah's Entertainment and its affiliates, the terms of which were negotiated with Harrah's Entertainment prior to the date of filing our bankruptcy petition.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of JCC Holding Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows and consolidated balance sheets, cash and cash equivalents include highly liquid investments with original maturities of three months or less. As of December 31, 2000, restricted cash includes approximately $1.9 million of unused contributions to the capital replacement fund (see Notes 9 and 10), $184,000 of contributions to the Open Access Program public support efforts (see Note 10) and $8,000 of construction escrow funds. As of December 31, 1999, restricted cash includes approximately $501,000 of contributions to the capital replacement fund (see Notes 9 and 10), $126,000 of contributions to the Open Access Program public support efforts (see Note 10) and $5.8 million of construction escrow funds.

Inventories. Inventories, which consist primarily of food, beverage, operating supplies and retail items, are stated at average cost.

Property and Equipment. Property and equipment are stated at cost, except for adjustments related to fresh start reporting (see Note 1) and adjustments related to asset impairment (See Note 3). Improvements and repairs that extend the life of the asset are capitalized. Maintenance and repairs are expensed as incurred. Interest is capitalized on constructed assets at the Company's overall weighted average rate of interest. Capitalized interest amounted to $140,000 and $21.7 million in 2000 and 1999, respectively.

Depreciation is calculated using the straight-line method over the shorter of the estimated useful lives of the assets, the related lease term, or the life of the amended casino operating contract as follows:


Buildings on leased land             25 years
Leasehold improvements               9 years
Furniture, fixtures and equipment    3 to 7 years

Property held for development is valued at the lower of cost or estimated fair value. Costs incurred in developing these properties, not in excess of their fair values, are capitalized.

Property available for sale consists of land owned by Canal Development of $4.8 million as of December 31, 1999. The land is valued at the lower of cost or estimated fair value. In addition, costs incurred in developing the Canal Development property prior to offering the property for sale, not in excess of its fair value, have been capitalized. On February 14, 2000, we entered into a contract to sell this property to Wyndham International, a hotel developer, for $6.5 million. However, on March 29, 2001, we rejected this contract in connection with our Plan of Reorganization. Thus, the development property was reclassified as property held for development.

Deferred Operating Contract Cost. Deferred operating contract cost consists of payments, net of adjustments related to asset impairment (see Note 3) and of adjustments related to fresh start reporting (see Note 1), to the Louisiana Economic Development and Gaming Corporation (see Note 10) required under the original casino operating contract between Harrah's Jazz Company and the Louisiana Economic Development and Gaming Corporation, which commenced on July 15, 1994, and is being amortized on the straight-line basis over the period from October 28, 1999 through July 24, 2024, the life of the amended and renegotiated casino operating contract dated October 30, 1998 among Harrah's Jazz Company, Jazz Casino and the State of Louisiana, by and through the Louisiana Gaming Control Board. The amended and renegotiated casino operating contract, which was entered into in connection with the Harrah's Jazz Company plan of reorganization, modified the original casino operating contract between Harrah's Jazz Company and the Louisiana Economic Development and Gaming Corporation and is referred to herein as the amended casino operating contract. This contract will be subject to further revisions as a result of our recent Plan of Reorganization.

Lease Prepayment. Lease prepayment includes a non-refundable initial payment, net of adjustments related to fresh start reporting (see Note 1) and adjustments related to asset impairment (See Note 3), required under the original ground lease for the site on which the Casino has been constructed (see Note 9) and is being amortized on a straight-line basis over 25 years, the life of the amended casino operating contract.

Revenue Recognition and Promotional Allowances. Jazz Casino recognizes the net win from gaming activities (the difference between gaming wins and losses) as casino revenues. Casino revenues are net of accruals for anticipated payouts of progressive slot machine jackpots and certain progressive table game payouts. Such anticipated jackpots and payouts are reflected as other current liabilities on the accompanying consolidated balance sheets. Food and beverage, parking, retail, and other revenues are recognized as services are provided. The estimated value of beverages, food, parking, retail and other items, which are provided to customers without charge or in exchange for earned total reward points, has been included in revenues and a corresponding amount has been deducted as promotional allowances.

The estimated costs of providing such complimentary services are included in casino costs and expenses and for the year ended December 31, 2000 amounted to $5.7 million, $1.9 million, $1.1 million, and $474,000 for beverages, food, parking and retail items, respectively. From October 28, 1999 to December 31, 1999 these same estimated costs amounted to $893,000, $235,000 and $39,000, for beverages, parking and retail items, respectively.

Under the terms of the amended casino operating contract, in effect for the years ended December 31, 2000 and 1999, Jazz Casino is not allowed to give away or subsidize food from the Casino's buffet and is prohibited from developing on-site lodging. In order to compensate for these limitations and offer its patrons the integrated Casino, dining and entertainment experience, the Casino offers its patrons complimentary meals, hotel rooms, transportation, entertainment, and other amenities at various local establishments. The expense related to providing these external complimentary services are included in casino costs and expenses and totaled $20.8 million in 2000 and $4.5 million for the period from October 28, 1999 to December 31, 1999.

Preopening Costs. Preopening costs represent primarily the direct salaries and other operating costs incurred by us prior to the opening of the Casino on October 28, 1999. We account for start-up activities under provisions of the AICPA SOP 98-5, "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred.

Amortization of Note Discount. The discount associated with Jazz Casino's senior subordinated notes with contingent payments (see Note 6) is amortized using the interest method. Our interest expense for 2000, 1999 and 1998 includes amortization of the note discount of $5.4 million, $3.5 million and $506,000, respectively.

Income Taxes. We account for income taxes under the provisions of Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

Net Income Per Share. We account for net income per share under the provisions of SFAS No. 128, "Earnings Per Share." This standard requires dual presentation of net income per common share and net income per share assuming dilution on the face of the statement of operations. Basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per common share assume that any dilutive convertible debentures outstanding at the beginning of each year were converted at those dates, with related interest and outstanding common shares adjusted accordingly. Jazz Casino's convertible junior subordinated debentures (see Note 6) were not included in the computation of diluted earnings per common share for 2000, 1999 and 1998 because it would have resulted in an antidilutive effect. Diluted earnings per common share also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock warrants and stock options for which market price exceeds exercise price, less shares which could have been purchased by us with related proceeds. Since the exercise price associated with the warrant issued to Harrah's Crescent City Investment Company (see Note 12) is above the market price of the Class A Common Stock, it was not dilutive in 2000, 1999 and 1998.

Stock-Based Compensation. In 1999, we adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock-based compensation. We continue to account for stock-based compensation using the intrinsic value method as prescribed under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

Use of Estimates. Financial statements prepared in accordance with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Long-Lived Assets. We periodically evaluate whether events and circumstances have occurred that indicate that certain assets may not be recoverable. When factors indicate that long-lived assets should be evaluated for impairment, we use an estimate of undiscounted net cash flow over the shorter of the remaining life of the related lease, contract, or asset, as applicable, in determining whether the assets are recoverable. See Note 3 for a discussion of asset impairment adjustments recorded during the fourth quarter of 2000 as a result of our asset impairment evaluation.

Fair Value of Financial Instruments. SFAS No. 107, "Disclosure About Fair Value of Financial Instruments", requires certain disclosures regarding the fair value of financial instruments. Current assets and current liabilities, including due to affiliates, are reflected in the consolidated financial statements at fair value because of the short-term maturity of these instruments, except for short-term borrowings, due to affiliates and accrued interest which has a fair value of $17.6 million, $50.0 million and $2.3 million, respectively, based on the Plan of Reorganization. The fair value of long-term other assets and liabilities, excluding debt and due to affiliates, closely approximates their carrying value (see Note 6). We use quoted market prices, when available, or discounted cash flows to calculate these fair values.

Risk of Competition. The Casino faces significant competition on a national, regional and local scale from gaming operations in Mississippi and, on a regional level and local scale, from gaming operations in the State of Louisiana. The Casino also competes for patrons on a national and international scale with large casino hotel facilities in Las Vegas, Nevada and Atlantic City, New Jersey.

Segment Information. Our principal line of business is casino and entertainment development.

Recently Issued Pronouncements. In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", amended in June 2000 by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which requires the recognition of all derivatives as assets or liabilities in the statement of financial position and measures those instruments at fair value. Changes in fair value derivatives are recorded in earnings or other comprehensive income depending upon the intended use of the derivative and the resulting designation. The effective date of this statement has been delayed to fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 on January 1, 2001, as amended by SFAS No. 138, had no material impact on the consolidated financial position and results of operations.

Reclassifications. Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

NOTE 3. ACCOUNTING FOR THE IMPAIRMENT OF LONG LIVED ASSETS

We account for impairment of long lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of". On December 27, 2000, we received notice from Harrah's Entertainment, Inc. and Harrah's Operating Company that they would not provide the minimum payment guaranty required under the terms of our casino operating contract. Accordingly, management reviewed its long-lived assets and identifiable intangibles and determined an impairment had occurred. The estimated fair value of the assets was determined by management using judgment and a reorganization value determined in consultation with an independent firm specializing in reorganizations. During the fourth quarter of 2000, we recorded an impairment charge and wrote down approximately $255.9 million of impaired long-lived assets. The write down included $177.4 million of buildings on leased land, $19.2 million of furniture, fixtures and equipment, $293,000 of leasehold improvements, $138,000 of construction in progress, $39.9 million of deferred operating contract costs, $9.9 million of lease prepayments and $9.1 million of deferred charges and other long lived assets. Generally, fair value represents our expected future cash flows from the use of the long-term assets, discounted at a rate commensurate with the risks involved. Considerable management judgment is necessary to estimate the fair value of our long-lived assets. Accordingly, actual results may vary from management's estimates. In addition for the year ending December 31, 2000, we recorded asset impairment adjustments of $2.9 million to write down furniture, fixtures and equipment to be disposed of to their net realizable value.

NOTE 4. ACCRUED EXPENSES

Accrued expenses as of December 31 consist of the following:


                                                        2000            1999
                                                     ----------     ----------
                                                          (In thousands)

Payroll and related benefits                          $ 6,996       $  5,048
Orleans Parish School Board contribution                2,000            333
State gaming taxes                                      1,096            548
Professional fees                                         457          2,593
Hotel rooms and catering                                  412          1,942
Construction costs                                          8          8,577
Other                                                   1,332          1,750
                                                      -------        -------
Total                                                 $12,301        $20,791
                                                      =======        =======

NOTE 5.  SHORT-TERM BORROWINGS

Pursuant to the credit agreement dated as of October 29, 1998 among Jazz Casino, as borrower, JCC Holding, as guarantor, and a syndicate of lenders led by Bankers Trust Company, Jazz Casino obtained a $25 million revolving line of credit, which terminates in January 2006, to cover short-term working capital requirements. Letters of credit could be drawn on the available balance under this credit facility up to $10 million. Under the revolving line of credit, the interest rate on the Eurodollar loans ranged from LIBOR plus 2.50% to LIBOR plus 3.50% and the interest rate on the base rate loans was prime plus 1.0% less than the applicable margin on the Eurodollar loans. As of December 31, 2000, Jazz Casino had outstanding borrowings of $23.3 million and outstanding letters of credit of $1.7 million under this revolving line of credit. The weighted average interest rates on our outstanding short-term borrowings during the years ended December 31, 2000 and 1999 were 9.56% and 9.13%, respectively. Refer to Note 6 for a discussion of the guaranty related to the revolving line of credit.

On the Effective Date, this revolving line of credit was cancelled. The New Revolving Credit Facility provided on the Effective Date by Harrah's Entertainment will provide Jazz Casino with up to $35 million of availability to meet working capital requirements, including up to $10 million of availability for letters of credit. The New Revolving Credit Facility bears interest at a rate of LIBOR plus 3.00% per annum and will mature in 2006. The New Revolving Credit Facility is secured by substantially all of our assets (except the Second and Third Amendments to the Amended and Renegotiated Casino Operating Contract, the Casino bankroll and the Gross Revenue Share Payments (as defined in Note
10)). The New Revolving Credit Facility is secured on a second lien priority basis, junior only to a lien securing obligations of Jazz Casino under the New HET/JCC Agreement (see Note 1).

NOTE 6. LONG-TERM DEBT AND OTHER FINANCING AGREEMENTS

Long-term debt consisted of the following as of December 31:


                                                                  2000               1999
                                                              ------------       ------------
                                                                      (In thousands)

Term loans:
   Tranche A-1, 8.00% (a)                                     $     10,000       $     10,000
   Tranche A-2, 9.75% (a)                                           20,000             20,000
   Tranche A-3, 8.00% (a)                                           30,000             30,000
   Tranche B-1, 9.50% (a)                                           30,000             30,000
   Tranche B-2, 9.75% (a)                                          121,500            121,500
                                                              ------------       ------------
                                                                   211,500            211,500
                                                              ------------       ------------
Senior subordinated notes with contingent
   payments, 6.10% (a)                                             211,305            199,143

Unamortized note discount                                          (90,365)           (95,734)
                                                              ------------       ------------
                                                                   120,940            103,409
                                                              ------------       ------------
Senior subordinated contingent notes                                    --                 --

Convertible junior subordinated debentures, 8.00% (a)               32,025             29,609

Junior subordinated credit facility-affiliate, 8.00% (a)            25,167             22,500

Completion Loan - affiliate, 8.00% (a)                               5,127

Promissory note - affiliate, 9.00% (a)                               1,653              1,204
                                                              ------------       ------------
Total long-term debt                                          $    396,412       $    368,222
                                                              ============       ============

- ----------
(a) Represents the interest rate for the respective debt agreements in effect as of December 31, 2000.

Term Loans

Pursuant to the credit agreement dated as of October 29, 1998 among Jazz Casino, as borrower, JCC Holding, as guarantor, and a syndicate of lenders led by Bankers Trust Company, Jazz Casino obtained a construction financing commitment of $211.5 million under various term loans and up to $25 million of available working capital under a revolving line of credit (see Note 5). The term loans and the revolving line of credit were a single combined credit facility.

Under our credit agreement, we had up to $25 million available for working capital purposes under our revolving line of credit, which was used to partially cover operating losses. Our credit agreement required that we satisfy certain Earnings Before Interest, Taxes, Depreciation, Amortization ("EBITDA") maintenance requirements on a quarterly basis. We did not meet the required EBITDA test for the quarter ended June 30, 2000. However, at our request, the bank lenders under the credit agreement granted a temporary waiver of our failure to comply with this covenant. That waiver, which also placed a temporary limit on our revolver borrowing, expired on August 31, and was replaced with an amendment to our credit agreement, which (1) amended our credit agreement to, among other things, change the EBITDA maintenance requirements with which we are required to comply through the quarter ended December 31, 2000; (2) subject to certain limitations, re-established our $25 million revolving line of credit;
(3) granted additional waivers to allow Harrah's Entertainment and Harrah's Operating Company to advance up to an additional $10 million to a total of $50 million under their minimum payment guaranty of the $100 million minimum annual payment that we were required to pay to the Louisiana Gaming Control Board under our casino operating contract, subject to certain limitations, including the requirement that we must first borrow all of the $25 million available under our revolving line of credit before additional amounts may be advanced under the minimum payment guaranty; and (4) extended until February 28, 2001, the date by which a notice by Harrah's Entertainment to the banks or the Louisiana Gaming Control Board that the minimum payment guaranty will not be extended, would constitute an event of default.

In conjunction with the amendment to our credit agreement discussed above, on September 1, 2000, Harrah's Operating Company purchased from our bank lenders approximately $145.5 million of our present obligations to the bank lenders, which amount it had previously guaranteed under the Guaranty and Loan Purchase Agreement, and agreed to provide the funding for the balance of our $25 million revolving line of credit as it is drawn from the banks.

The interest rates on the term loans assuming that they were maintained as Eurodollar loans, were as follows:


                                                     Interest Rate
                                                     -------------
         Tranche A-1                                 LIBOR plus 1%
         Tranche A-2                                 LIBOR plus 2.5% to LIBOR plus 3.5%
         Tranche A-3                                 LIBOR plus 1%
         Tranche B-1                                 LIBOR plus 2.5%
         Tranche B-2:
           Up to $10 Million                         LIBOR plus Harrah's Entertainment's applicable
                                                     margin then in effect*
           In Excess of $10 Million                  LIBOR plus 2.5% to LIBOR plus 3.5%

         *Represents Harrah's Entertainment's current interest rate on its credit facility.

The interest rate on the term loans maintained as base rate loans was the sum of
(i) the applicable base interest rate and (ii) that percentage (not below 1.0%) which was 1.0% less than the margin for loans of such tranche maintained as Eurodollar loans.

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

The scheduled quarterly repayments were deferred for any of the first six semi-annual interest payment periods if interest on Jazz Casino's senior subordinated notes with contingent payments (see below) was paid in kind and the Manager had deferred its fees under the terms of its management agreement with Jazz Casino (see Note 8) and under the agreement (the "HET/JCC Agreement") among Jazz Casino, Harrah's Entertainment and Harrah's Operating Company, a wholly owned subsidiary of Harrah's Entertainment, pursuant to which Harrah's Entertainment and Harrah's Operating Company had provided an initial guaranty in favor of the State of Louisiana by and through the Louisiana Gaming Control Board of a $100 million annual payment due to the State of Louisiana under the amended casino operating contract (see Note 10). Jazz Casino has included $13.4 million and $5.2 million of repayments due in 2001 and 2000 as long-term debt due to its intent to defer these repayments.

The tranche A term loans generally rank senior to all existing and future indebtedness of Jazz Casino except certain obligations of Jazz Casino under the HET/JCC Agreement (see Note 8).

The term loans and the revolving line of credit were secured by liens on substantially all of the assets of each of Jazz Casino (excluding the amended casino operating contract, funds deposited in the house bank maintained at the Casino and the Gross Gaming Revenue Share Payments (as defined in Note 10)), JCC Holding, JCC Development, Canal Development and Fulton

Development. The credit agreement contained affirmative covenants with respect to, among other things, the maintenance of certain leverage ratios, coverage ratios and levels of tangible net worth, limitations on indebtedness, changes in Jazz Casino's business, the sale of all or substantially all of Jazz Casino's assets, mergers, acquisitions, reorganizations and recapitalizations, liens, guarantees, the payment of management fees, dividends and other distribution, investments, debt prepayments, sale-leasebacks, capital expenditures, lease expenditures and transactions with affiliates, and financial reporting.

The obligations of Jazz Casino under its credit agreement were guaranteed on a senior basis by JCC Holding, JCC Development, Canal Development and Fulton Development.

The tranche A-2 and B-2 term loans along with the revolving line of credit were also guaranteed by Harrah's Entertainment and Harrah's Operating Company. As consideration for this guaranty, Harrah's Entertainment received an annual credit support fee from Bankers Trust Company and Jazz Casino equal to 2% and approximately 0.75%, respectively, of the average aggregate principal amount of loans and/or stated amount of letters of credit outstanding under tranche A-2 and B-2 term loans and the revolving line of credit (in the case of tranche B-2 term loans only to the extent of the aggregate principal amount thereof from time to time in excess of $10 million). During the year ended December 31, 2000 and 1999, Jazz Casino incurred annual credit support fees of approximately $1.1 million and $388,000, which were deferred under the terms of the HET/JCC Agreement.

On the Effective Date, this credit facility was cancelled and New Notes and New Common Stock were issued in the amount of $55.0 million (face value) and 1.7 million shares, respectively, to the syndicate of lenders and New Notes of $21.0 (face value) and 2.5 million shares to Harrah's Entertainment and its affiliates (see Note 1).

Senior Subordinated Notes and Contingent Notes

In connection with the Harrah's Jazz Company plan of reorganization, in 1998 Jazz Casino issued (1) $187.5 million aggregate principal amount of senior subordinated notes with contingent payments maturing in 2009, and (2) senior subordinated contingent notes maturing in 2009 pursuant to indentures, dated as of October 30, 1998, by and among Jazz Casino, as obligor, JCC Holding, JCC Development, Canal Development and Fulton Development, as guarantors, and Norwest Bank Minnesota, National Association, as Trustee.

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

The fixed interest rate on the senior subordinated notes with contingent payments was 5.867% per year, increasing over the first three years to a rate of 6.214% in the fourth and fifth years and increasing to 8% after the first five years and was payable semiannually in arrears on each May 15 and November 15, beginning May 15, 1999. Jazz Casino had the option to pay the first six semi-annual payments of fixed interest on its senior subordinated notes with contingent payments in kind rather than in cash; provided, however, that Jazz Casino must pay the first four semi-annual payments of fixed interest in kind if tranche A-1 and/or tranche A-2 term loans were outstanding when such payments were due. Jazz Casino had the option to pay the fifth and sixth semi-annual payments of fixed interest in kind and was required to do so by its credit agreement under certain circumstances. Jazz Casino paid the first four interest payments amounting to $23.8 million on its senior subordinated notes with contingent payments in kind rather than in cash.

As of December 31, 2000 and 1999, there were no amounts outstanding under the senior subordinated contingent notes or the contingent payments under the senior subordinated notes.

The senior subordinated notes with contingent payments and the senior subordinated contingent notes were secured on an equal and ratable basis by liens on substantially all of the assets of Jazz Casino, JCC Holding, JCC Development, Canal Development and Fulton Development (excluding the amended casino operating contract, funds deposited in the house bank maintained at the Casino and the Gross Gaming Revenue Share Payments (as defined in Note 10)). See
Note 13 for guarantor condensed financial information.

Each of the indentures governing the notes contained certain restrictions on, among other things, restricted payments, liens, incurrence of additional indebtedness, payment of management fees, subsidiary dividend restrictions, asset sales, transactions with affiliates, mergers and consolidations.

On the Effective Date, the senior subordinated notes with contingent payments and the senior subordinated contingent notes were cancelled. The senior subordinated noteholders received New Notes and New Common Stock in the amount of $17.9 million (face value) and 4.6 million shares, respectively. The senior subordinated contingent noteholders did not receive any New Notes or New Common Stock for the cancellation of this debt (see Note 1).

Convertible Junior Subordinated Debentures

On October 30, 1998, Jazz Casino issued to Bankers Trust Company, Donaldson, Lufkin & Jenrette Securities Corporation, Salomon Smith Barney Inc., BT Alex. Brown Incorporated and Bank One, $27,287,500 aggregate principal amount of its convertible junior subordinated debentures due 2010. The convertible junior subordinated debentures mature in May 2010. The convertible junior subordinated debentures bear interest at the rate of 8% per year, payable semi-annually in cash; provided, however, that Jazz Casino had the option of paying the interest on the debentures, in whole or in part, in kind rather than in cash (1) at any time on or prior to October 30, 2003, and (2) at any time thereafter if Jazz Casino did not make contingent payments with respect to the senior subordinated contingent notes on the immediately preceding interest payment date for the senior subordinated contingent notes. Jazz Casino has paid the first four interest payments amounting to $4.7 million in kind. The convertible junior subordinated debentures were unsecured obligations of Jazz Casino. The convertible junior subordinated debentures were convertible at the option of the holders, in whole or in part, at any time after October 1, 2002, into Class A Common Stock or, after the Transition Date (as defined in the agreement), Unclassified Common Stock of JCC Holding at a conversion price of $25.00 per share, subject to dilution and other appropriate adjustments.

The indenture under which the convertible junior subordinated debentures were issued restricts mergers and consolidations involving, and the sale, transfer, lease or conveyance of all or substantially all of the assets of Jazz Casino and JCC Holding. The obligations of Jazz Casino to the holders of the convertible junior subordinated debentures were guaranteed on a subordinated basis by JCC Holding.

On the Effective Date, the convertible junior subordinated debentures were cancelled. The holders of the convertible junior subordinated debentures did not receive any New Notes or New Common Stock for the cancellation of this debt (see
Note 1).

Junior Subordinated Credit Facility

On October 30, 1998, Jazz Casino entered into a junior subordinated credit facility with Harrah's Entertainment and Harrah's Operating Company whereby Harrah's Operating Company agreed to make available to Jazz Casino up to $22.5 million of subordinated indebtedness to fund project costs to the extent that such costs exceeded amounts available under the term loans (excluding the tranche A-2 and tranche B-2 term loans), the proceeds from the issuance of the convertible junior subordinated debentures and the $15 million equity investment by Harrah's Crescent City Investment Company in JCC Holding on October 30, 1998. As of December 31, 1999, Jazz Casino has drawn $22.5 million under this facility.

The junior subordinated credit facility was unsecured. Amounts owed under the junior subordinated credit facility were due and payable six months following the maturity of the senior subordinated notes with contingent payments. Outstanding principal under the junior subordinated credit facility bore interest at the rate of 8% per year. Interest would be paid in cash and would be added to the outstanding principal amount if certain EBITDA tests were not met for the contingent payment periods or if Jazz Casino paid interest in kind on its senior subordinated notes with contingent payments after September 30, 2000. Jazz Casino paid the first interest payment due on September 30, 2000 amounting to $2.7 million under this facility in kind. As of December 31, 2000, the outstanding balance amounted to $25.2 million.

On the Effective Date the junior subordinated credit facility was cancelled. The holders of the junior subordinated credit facility did not receive any New Notes or New Common Stock for the cancellation of this debt (see Note 1).

Completion Loan Agreement

On October 30, 1998, Jazz Casino entered into an amended and restated subordinated completion loan agreement with Harrah's Entertainment and Harrah's Operating Company under which any expenditure made by Harrah's Entertainment and Harrah's Operating Company under its completion guarantees, which were not also expenditures under our amended and restated construction lien indemnity agreement with Harrah's Operating Company, were deemed unsecured loans. The loans under the completion loan agreement bear interest at a rate of 8% per annum and will mature on April 30, 2010. No fees are payable to Harrah's Entertainment and Harrah's Operating Company in connection with the completion guarantees. As of December 31, 2000, the outstanding balance under the completion loan was $5.1 million.

On the Effective Date, the completion loan agreement was cancelled. The holders of the completion loan agreement did not receive any New Notes or New Common Stock for the cancellation of this debt (see Note 1).

Promissory Note

On October 26, 1999, JCC Development entered into a promissory note with Harrah's Operating Company that provides for borrowings up to $2 million. Borrowings under this loan accrued interest at 9% per year, and, at JCC Development's option, could be paid in cash or in kind. The entire unpaid balance of principal and interest is due on October 26, 2004. As of December 31, 2000 and 1999, JCC Development had outstanding borrowings under this note of $1.7 million and $1.2 million, respectively, and had incurred interest costs of $140,000 and $19,000, respectively, which were capitalized in connection with its development activities.

On the Effective Date, the promissory note was cancelled. The holder of this promissory note did not receive any New Notes or New Common Stock for the cancellation of this debt (see Note 1).

As of December 31, 2000, maturities of long-term debt (by their original terms) are as follows:

                          (in thousands)
2001                         $     --
2002                           16,400
2003                           22,027
2004                           19,053
2005                           15,650
Thereafter                    323,282
                             --------
Total Long-Term Debt         $396,412
                             ========

On the Effective Date, the long-term debt was cancelled. New Notes were issued in the aggregate principal (face) amount of $124.5 million that will mature seven years after the Effective Date (see Note 1) in connection with the cancellation of long-term debt and certain other obligations (see Note 9). The New Notes will pay interest semi-annually at LIBOR plus 2.75% per annum. In the first year, one half of the interest payments on the New Notes may be paid in kind and added to the principal at our option. Principal payments on the New Notes will be amortized as follows: zero in the first year; 50% of free cash flow (as defined in the New Note agreement) in the second through fourth years; and $6 million annually in the fifth through seventh years, with all remaining unpaid principal payable at maturity.

Fair Value

The estimated fair values and carrying amounts of long-term debt and due to affiliates are as follows (in thousands):

                                             2000                           1999
                                  ------------------------------   ----------------------------
                                  Fair Value      Carrying Value   Fair Value    Carrying Value
                                  ----------      --------------   ----------    --------------
Senior subordinated notes
     with contingent                $ 46,182        $120,940        $113,539        $103,409
     payments
Term loans                            72,238         211,500         211,500         211,500
Convertible junior
     subordinated debentures              --          32,025          29,595          29,609
Junior subordinated credit                --          25,167          19,422          22,500
      facility - affiliate
Completion loan - affiliate               --           5,127              --              --
Promissory note - affiliate               --           1,653           1,191           1,204
Long-Term due to affiliates               --          20,968           4,302           4,302

The fair value of Jazz Casino's long-term debt and due to affiliates was determined using valuation techniques that considered cash flows discounted at current market rates and management's best estimate for instruments without quoted market prices.


NOTE 7.  FEDERAL INCOME TAXES

As of December 31, 2000 and 1999 the effective income tax rate differs from the statutory federal income tax rate as follows:

                                            2000            1999
                                           -------        -------
Statutory federal rate                       38.00%         38.00%
State income taxes, net of federal
     income tax benefit                         --             --
Valuation allowance                         (28.73)        (38.23)
Permanent items                               0.40           0.23
                                           -------        -------
Effective tax rate                            9.67%          0.00%
                                           =======        =======

Significant components of net deferred tax liabilities as of December 31 consisted of the following:

                                                           2000              1999
                                                         ---------         ---------
                                                                 (in thousands)
   Deferred Tax Liabilities:
      Discount on debt                                   $ (34,339)        $ (36,379)
      Capitalized Interest                                    (410)           (1,902)
      Original issue discount                               (1,717)             (134)
                                                         ---------         ---------
            Total                                          (36,466)          (38,415)
                                                         ---------         ---------

   Deferred Tax Assets:
      Net operating loss                                    76,936            22,991
      Basis difference in fixed assets                      88,288            19,380
      Basis difference in intangible assets                 22,393                36
      Accrued reserves                                       1,354               868
      Contribution carryover                                   709               118
      Stock compensation cost                                   85               102
      Work opportunity and welfare-to-work credit              226                98
      Self Insurance                                           753                --
                                                         ---------         ---------
      Valuation allowance                                 (154,278)          (43,078)
                                                         ---------         ---------
            Total                                           36,466               515
                                                         ---------         ---------

            Net deferred tax liability                   $      --         $ (37,900)
                                                         =========         =========


The impairment charge recorded during 2000 created a deferred tax asset available to offset our deferred tax liabilities. As of December 31, 2000, the valuation allowance was adjusted to reduce the Company's net deferred taxes to zero resulting in an income tax benefit of $37.9 million. At December 31, 1999, the Company had a valuation allowance to reduce the deferred tax assets.

As of December 31, 2000, the Company has a net operating loss carryforward for both regular tax and alternative minimum tax of $202.5 million, expiring as follows: $3.4 million in 2018; $60.2 million in 2019; and $138.9 million in 2020.

In addition, the Company has a charitable contribution carryforward of approximately $1.8 million expiring as follows: $242,000 in 2004; and $1.6 million in 2005.

The Company also has tax credit carryforwards for the Work Opportunity Credit of $167,000 and the Welfare to Work Credit of $58,000. The Work Opportunity Credit expires as follows: $18,000 in 2019; and $149,000 in 2020. The Welfare to Work Credit expires as follows: $5,000 in 2019; and $53,000 in 2020.

For state income tax purposes, Jazz Casino has a net operating loss carryforward of $201.4 million which expires as follows: $3.1 million in 2013; $60.1 million in 2014; and $138.2 million in 2015. In addition, JCC Holding has a state net operating loss carryforward of $1.1 million which expires as follows: $297,000 in 2013; $162,000 in 2014; and $627,000 in 2015.

NOTE 8. RELATED PARTY TRANSACTIONS

Management and Administrative Services Agreements

The Casino's operations are managed by Harrah's New Orleans Management Company (the "Manager"), a wholly-owned subsidiary of Harrah's Entertainment, pursuant to the second amended and restated management agreement. Under the terms of the management agreement, the Manager is entitled to receive a management fee having two components. The first component is equal to 3% of annual gross revenues of the Casino. The second component is an incentive based fee that is equal to 7% of certain consolidated EBITDA targets. In addition, the Manager is entitled to receive a travel fee equal to $100,000 per year, subject to adjustment based on changes in the Consumer Price Index and a "marketing contribution," which as of December 31, 2000, 1999, and 1998 was an amount equal to 1.5%, 1.5%, and 0.4% of the Casino's net revenues, respectively. The Manager may increase this marketing contribution from time to time to ensure that it generally equals the fee charged to other participating casinos owned or managed by Harrah's Entertainment's affiliates. Under the terms of the management agreement, the management fee has been deferred until such time as Jazz Casino meets certain interest payment requirements under its various debt agreements.

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

During 2000 and 1999, Jazz Casino leased certain employees from Harrah's Entertainment or its affiliates for approximately $174,000 and $913,000, respectively.

For the years ending December 31, 2000 and 1999, Jazz Casino incurred costs of $21.9 million and $9.0 million, respectively, under the above agreements. For the year ending December 31, 1998, Jazz Casino incurred costs of $4.2 million consisting primarily of reimbursements for pre-reorganization amounts.

On the Effective Date, all fees under the management agreement were waived and Jazz Casino entered into the Amended Management Agreement. Under the Amended Management Agreement, the Manager will continue to be responsible for and have authority over, among other things:

     o hiring, supervising and establishing labor policies with respect to employees of the Casino;

     o gaming and entertainment operations including security and internal control procedures;

     o    public relations and promotions;

     o    retaining certain suppliers;

     o all accounting, budgeting, financial and treasury functions in the Casino; and

     o performing certain system services generally performed at casinos owned or operated by Harrah's Entertainment and its affiliates.

In addition, the Manager and Harrah's Operating Company shall continue to provide the administrative services currently provided by Harrah's Operating Company under the Administrative Service Agreement, which is being terminated on the Effective Date, at no additional costs (other than insurance and risk management services).

Under the Amended Management Agreement on the Effective Date, as consideration for managing the Casino, the Manager will be entitled to receive a management fee equal to thirty percent of EBITDAM. Under the Amended Management Agreement, Jazz Casino shall reimburse Harrah's Entertainment for the cost of property level executive salaries currently being funded by Harrah's Entertainment and shall reimburse Harrah's Entertainment for insurance related to the Casino and previously funded by Harrah's Entertainment on Jazz Casino's behalf. Neither the Manager or any of its affiliates shall be entitled to receive fees for services currently provided under the Administrative Service Agreement, which services shall be provided at no additional cost (see Note 1).

HET/JCC Agreement

On October 30, 1998, Jazz Casino entered into the HET/JCC Agreement with Harrah's Entertainment and Harrah's Operating Company, under which Harrah's Entertainment and Harrah's Operating Company had posted an initial payment guaranty for the benefit of the State of Louisiana by and through the Louisiana Gaming Control Board to assure payment of the minimum $100 million annual payment due to the State of Louisiana under Jazz Casino's amended casino operating contract. Any amounts funded by Harrah's Entertainment to the Louisiana Gaming Control Board under this agreement take the form of a demand obligation by Jazz Casino to Harrah's Entertainment, and are first priority liens on our assets.

For the years ending December 31, 2000 and 1999, Jazz Casino incurred minimum payment guaranty fees of approximately $6.0 million and $1.1 million, respectively.

Under the terms of the minimum payment guaranty, on February 29, 2000, upon notice by the Louisiana Gaming Control Board that we had failed to make a daily payment, Harrah's Operating Company, Inc., began making the minimum daily payments of approximately $274,000 due to the Louisiana Gaming Control Board under the terms of our casino operating contract. As of December 31, 2000, Harrah's Entertainment and Harrah's Operating Company had advanced $44.1 million to the Louisiana Gaming Control Board on our behalf under the minimum payment guaranty which is included in current due to affiliates. The principal balance outstanding bears interest at LIBOR plus 1% (8.00% as of December 31, 2000).

Because funding under the minimum payment guaranty would constitute a default under our credit agreement with our bank lenders if our reimbursement obligation to Harrah's Entertainment and Harrah's Operating Company under the HET/JCC agreement exceeded $5 million, at our request, our bank lenders granted us a limited waiver of the default subject to certain conditions. The waiver granted by the bank lenders allowed funding under the HET/JCC agreement of up to $40 million. This limit was reached on July 20, 2000, at which time we resumed making the minimum daily payments. On August 31, 2000, the credit agreement was amended to include additional waivers to allow Harrah's Entertainment and Harrah's Operating Company to advance up to an additional $10 million under the HET/JCC agreement, subject to certain limitations, including the requirement that we must first borrow all of the $25 million available under our revolving line of credit before additional amounts may be advanced under the minimum payment guaranty.

On the Effective Date, the minimum payment loan along with the guaranty fees and related interest charges were cancelled and Harrah's Entertainment and Harrah's Operating Company received New Notes and New Common Stock in the amount of $30.6 million (face value) and approximately 3.1 million shares, respectively. In addition, Jazz Casino entered into the New HET/JCC Agreement pursuant to which Harrah's Entertainment will provide a minimum payment guaranty to the Louisiana Gaming Control Board. Jazz Casino will procure an initial rolling, four-year minimum payment guaranty guaranteeing the minimum payment required to be made to the Louisiana Gaming Control Board under the Second and Third Amendments to the Amended and Renegotiated Casino Operating Contract, and will provide rolling, three year minimum payment guaranties thereafter. The initial minimum payment guaranty will be provided by Harrah's Entertainment, and will guarantee the following amounts payable to the Louisiana Gaming Control Board:

     o    $50 million in the period April 1, 2001 to March 31, 2002;

     o    $60 million in the period April 1, 2002 to March 31, 2003;

     o    $60 million in the period April 1, 2003 to March 31, 2004; and

     o    $60 million in the period April 1, 2004 to March 31, 2005.

Harrah's Entertainment and Harrah's Operating Company will receive an annual guaranty fee in the amount of two percent of the total amount at risk at such time under the minimum payment guaranty. The guaranty fees for the period through March 31, 2002 shall be deferred and become payable in four equal installments due on March 31, 2002, March 31, 2003, March 31, 2004, and March 31, 2005, provided that any then unpaid installments of the deferred guaranty fee for the period through March 31, 2002 shall be due and payable in full upon any termination of the Amended Management Agreement. For any periods after March 31, 2002, the guaranty fee for the period April 1, 2002 to March 31, 2003 shall be due and payable on March 31, 2002; the guaranty fee for the period from April 1, 2003 to March 31, 2004 shall be due and payable on March 31, 2003; and the guaranty fee for the period from April 1, 2004 to March 31, 2005 shall be due and payable on March 31, 2004. Advances made by Harrah's Entertainment on Jazz Casino's behalf pursuant to the New HET/JCC Agreement shall bear interest at the rate specified for loans under the New Revolving Credit Facility (LIBOR plus 3.00% per annum) and shall be secured on a first lien priority basis by substantially all of the Debtors' assets (except the Second and Third Amendments to the Amended and Renegotiated Casino Operating Agreement, the Casino bankroll and the Gross Revenue Share Payments (as defined in Note 10)).

Junior Subordinated Credit Facility

Harrah's Entertainment and Harrah's Operating Company have provided Jazz Casino with the $22.5 million junior subordinated credit facility (see Note 6). On the Effective Date, this Junior Subordinated credit facility was cancelled (see
Note 1).

Promissory Note

Harrah's Operating Company has provided JCC Development with a $2 million promissory note (see Note 6). On the Effective Date, this promissory note was cancelled (see Note 1).

Harrah's Entertainment Loan Guarantee

Harrah's Entertainment and Harrah's Operating Company have provided a payment guaranty with respect to the tranche A-2 and B-2 term loans and the revolving line of credit (see Notes 5 and 6). On the Effective Date, this payment guaranty was cancelled (see Note 1).

Completion Guarantee

Harrah's Entertainment and Harrah's Operating Company entered into a series of completion guarantees in favor of the State of Louisiana and others pursuant to which Harrah's Entertainment and Harrah's Operating Company guaranteed, among other things, the completion of the Casino and the payment of all obligations of Jazz Casino up to and through the completion of the Casino's construction. This included the duty to complete, equip and open the Casino if Jazz Casino failed to commence or complete the Casino's construction and to pay certain of Jazz Casino's costs and expenses until the Casino opened prior to the termination of the construction date.

Amended Completion Loan Agreement

Harrah's Entertainment and Harrah's Operating Company provided Jazz Casino with draws on the available completion loan totaling $5.1 million (see Note 6). On the Effective Date, this completion loan was cancelled (see Note 1).

Equipment Leases

During 1999, Jazz Casino entered into a master lease agreement for approximately 1,900 slot machines with Harrah's Operating Company (see Note 9). On the Effective Date, this master lease was cancelled (see Note 1).

Limited Forbearance Agreement

On February 29, 2000, Jazz Casino entered into a limited forbearance agreement with Harrah's Operating Company and Harrah's New Orleans Management Company, the Manager of our casino. This agreement was subsequently amended on August 31, 2000. Under this amended forbearance agreement, Harrah's Operating Company and Harrah's New Orleans Management Company each agreed to forbear until April 1, 2001 certain payments under the management agreement, the administrative agreement and the master lease agreement that we owed or which become due prior to April 1, 2001. The amended limited forbearance agreement also waived any penalties or late charges assessed on the deferred payments under these agreements. As of December 31, 2000, pursuant to the amended limited forbearance agreement, we had deferred approximately $18.0 million related to the payments and fees payable to Harrah's Operating Company or Harrah's New Orleans Management Company.

On the Effective Date, the limited forbearance agreement was cancelled and Harrah's Operating Company and Harrah's New Orleans Management Company will not receive New Notes or New Common Stock related to this agreement (see Note 1).

NOTE 9. LEASES

We lease real estate, office space, and equipment for use in our business through operating leases. In addition to minimum rentals, certain leases provide for contingent rents based on percentages of revenue. Real estate operating leases range from 12 months to 30 years with options for extensions for up to an additional 30 years. The average remaining term for non-real estate leases ranges from one to five years.

The Casino Site

Jazz Casino entered into an amended and restated ground lease agreement dated October 29, 1998 with the Rivergate Development Corporation, as landlord, and the City of New Orleans, as intervenor, for the site on which the Casino is located. The initial term of the amended and restated ground lease is for 30 years beginning October 29, 1998, with three consecutive ten-year renewal options.

Under the terms of the original ground lease, Harrah's Jazz Company was required to make an initial payment of $30 million. The amended and restated ground lease required payments of $736,000 per month until the Casino opened. These monthly payments were capitalized during the construction of the Casino until opening and are being amortized over the life of the amended casino operating contract. Subsequent to October 28, 1999, the minimum lease payment increased to $12.5 million per year. The amended and restated ground lease provides for additional rents based on various percentages of gross gaming and non-gaming revenues. Jazz Casino is also required to make a $2.0 million annual contribution to the Orleans Parish School Board as well as certain additional non-recurring rental payments totaling $2.25 million over the lease term of which $875,000 was paid during the year ended December 31, 1999. The remaining non-recurring payments were scheduled to be paid during 2001. The amended and restated ground lease also requires annual payments of approximately $1.25 million contingent upon gross gaming revenues equaling $350 million. Jazz Casino is required to fund this initial amount on a monthly basis in the first fiscal year of operations. At the end of the first fiscal year of operations, if Jazz Casino's gross gaming revenue is less than $350 million, no additional amounts are required to be paid, and the initial funded amount of $1.25 million, which was funded in 2000 and 1999, will be utilized as a credit in the first fiscal year that gross gaming revenue equals or exceeds $350 million. Jazz Casino is further obligated to pay contingent rent in the event a dividend is declared or if the Manager is paid a termination fee. Under certain conditions, the Rivergate Development Corporation has a one-time right to receive additional rent based on the net market appreciation of JCC Holdings' Common Stock as computed by a defined formula. Jazz Casino is also required to contribute $1.0 million each year to the City of New Orleans for a joint marketing fund and to make monthly payments to a capital replacement fund. The annual aggregate payments to the capital replacement fund are $3.0 million in the first year of the Casino's operations and increase $1.0 million in year two and three and in each succeeding year the payments are based on 2.0% of gross gaming and non-gaming revenues to be paid 10 days in arrears on a monthly basis. For the years ended December 31, 2000, 1999 and 1998, Jazz Casino has contributed $1 million to the City of New Orleans for the joint marketing fund, respectively. In addition, for the years ended December 31, 2000 and 1999, Jazz Casino has contributed $2.8 million and $500,000 in an interest-bearing account to fund the capital replacement reserve. In connection with the development of the second floor of the Casino, Jazz Casino is also required to pay the Rivergate Development Corporation rent equal to 50% of net operating cash income generated from operations on the second floor of the Casino.

On the Effective Date, Jazz Casino entered into a New Amended and Restated Ground Lease, which provides for a $5 million reduction in overall payments to the Rivergate Development Corporation and the City of New Orleans.

Slot Leases

In October 1999, Jazz Casino entered into a master lease agreement with Harrah's Operating Company pursuant to which Jazz Casino leases approximately 1,900 slot machines, including the 1,085 slot machines sold to Harrah's Operating Company as discussed below. The terms of the various slot machines leased under the master lease agreement range from 3 years to 3.7 years.

In October 1999, Jazz Casino sold approximately 1,085 slot machines for $6.0 million to Harrah's Operating Company. These slot machines are being leased back under an operating lease from Harrah's Operating Company for a term of 3.7 years pursuant to the terms of the master lease described above. The master lease is being accounted for as an operating lease. The master lease agreement grants Jazz Casino an option to purchase the underlying slot machines at prices approximating fair value in 2001, 2002 and at lease termination.

On the Effective Date, the master lease agreement was cancelled. Harrah's Operating Company contributed the slot machines under the master lease agreement to us in exchange for receiving New Common Stock of approximately 500,000 shares (see Note 1).

Future Minimum Rental Commitments

The aggregate contractual future minimum rental commitments, excluding contingent rentals related to the amended and restated ground lease and after the Effective Date of the New Amended and Restated Ground Lease as of December 31, 2000, are as follows:


                                 (in thousands)
2001                               $ 18,736
2002                                 18,768
2003                                 15,685
2004                                 13,230
2005                                 13,160
Thereafter                          265,422
                                   --------
Total Minimum Lease Payments       $345,001
                                   ========

Scheduled rent increases are amortized on a straight-line basis primarily over the life of the applicable lease. Lease expense for the years ended December 31, 2000 and 1999 and the period from October 30, 1998 to December 31, 1998 was approximately $22.5 million, $6.3 million and $139,000, respectively.

NOTE 10. COMMITMENTS AND CONTINGENCIES

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

22.0% of gross gaming revenue in excess of $700 million up to $800 million

24.0% of gross gaming revenue in excess of $800 million up to $900 million

25.0% of gross gaming revenue in excess of $900 million

Under the amended casino operating contract, Jazz Casino was required to advance the Louisiana Gaming Control Board up to $3.5 million to reimburse the Louisiana Gaming Control Board for its actual personnel costs (to include Louisiana Gaming Control Board, the Louisiana State Police and Louisiana Attorney General personnel and contract staff appropriate to the suitability process) that were incurred in connection with the suitability findings necessary for the execution of the amended casino operating contract and the opening of the Casino. Harrah's Jazz Company paid $500,000 of this amount prior to October 30, 1998, and Jazz Casino advanced $3 million of this amount on October 30, 1998. On October 19, 1999, Jazz Casino was notified through an amendment to the amended casino operating contract by the Louisiana Gaming Control Board that the $3.5 million advance discussed above would not be sufficient to pay the suitability costs and that an additional $1.7 million would be required. The amendment provided for the $1.7 million to be deducted from the $4.8 million credit due from the Louisiana Gaming Control Board to Jazz Casino. As of December 31, 2000, the remaining credit of $3.1 million is in long-term other assets. Jazz Casino is entitled to offset this credit against daily payments to the Louisiana Gaming Control Board on or after April 1, 2003 subject to certain stipulations under the Second and Third Amendments to the Amended and Renegotiated Casino Operating Contract as described below.

The amended casino operating contract obligates Jazz Casino to maintain a capital replacement fund. The capital replacement fund is the same as that required pursuant to Jazz Casino's amended and restated ground lease with the Rivergate Development Corporation and the City of New Orleans and its management agreement with the Manager and is not meant to duplicate the capital replacement fund obligations under those agreements (see Note 9).

Under the amended casino operating contract, the Casino is prohibited from engaging in certain activities related to food, lodging and retail, which also applies to our operations on the second floor of the Casino. The amended casino operating contract also imposes certain financial stability requirements on Jazz Casino relating to its ability to meet ongoing operating expenses, casino bankroll requirements, projected debt payments and capital maintenance requirements.

On September 27, 2000, we received a notice from the Louisiana Gaming Control Board that we were in default of Section 9.5(c) of the Amended and Renegotiated Casino Operating Contract dated October 30, 1998, with the State of Louisiana.

The Gaming Control Board informed us of the Board's determination that we have failed, as required by the casino operating contract, to demonstrate by clear and convincing evidence that we have the continuing ability to pay, exchange, refinance or extend our debt that will mature or otherwise become due and payable during the twelve-month period commencing on July 1, 2001, primarily due to the lack of a minimum payment guarantor for the period beyond March 31, 2001. Pursuant to the casino operating contract, we had six months after receipt of the Board's notice, or until March 27, 2001, to cure such a default.

On the Effective Date, Jazz Casino will operate under a Third Amendment to the Amended and Renegotiated Casino Operating Contract establishing the payments to the Louisiana Gaming Control Board at the greater of (i) 21.5% of gross gaming revenues from the casino in the applicable casino operating contract fiscal year or (ii) $50 million for the period from April 1, 2001 to March 31, 2002, and $60 million for each annual period thereafter. In addition, Jazz Casino will pay an override on gross gaming revenues equal to (i) 1.5% of gross gaming revenues in excess of $500 million, up to $700 million, (ii) 3.5% for gross gaming revenues in excess of $700 million, up to $800 million, (iii) 5.5% for gross gaming revenues in excess of $800 million, up to $900 million, and (iv) 7.5% for gross gaming revenues in excess of $900 million.

Jazz Casino must procure an initial rolling, four-year minimum payment guaranty guaranteeing the minimum payments required to be made to the Louisiana Gaming Control Board under the Third Amendment to the Amended and Renegotiated Casino Operating Contract, and must provide rolling, three-year minimum payment guaranties thereafter. By March 31 of each year (beginning with March 31, 2003), Jazz Casino must obtain a minimum payment guaranty (or extension thereof) extending the minimum payment guaranty to the third anniversary of such date, so that three years of future payments to the Louisiana Gaming Control Board are guaranteed. Jazz Casino need not procure the guaranty if its gross gaming income exceeds $350 million.

In addition, certain restrictions previously imposed on food and restaurant facilities and service, lodging or the sale of products not directly related to gaming operations have been modified (see Note 1).

General Development Agreement

The general development agreement entered into with the Rivergate Development Corporation sets forth the obligations of the parties and the procedures to be followed relating to the design, development and construction of the Casino and certain related facilities. Jazz Casino is obligated to reimburse the Rivergate Development Corporation for certain costs incurred during the construction of the Casino and certain of its parking facilities, totaling approximately $280,000. During 2000 and 1999, Jazz Casino reimbursed the Rivergate Development Corporation for approximately $248,000 of these costs.

Amended Open Access Program and Plans

The amended open access program and plans require Jazz Casino to form a special purpose corporation to foster new and existing businesses owned and controlled by minorities, women and disadvantaged people. Harrah's Jazz Company was required to capitalize this corporation with $500,000. Jazz Casino will underwrite its operations at a minimum of $250,000 per year for five years. The first $250,000 payment was required to be paid on October 30, 1998 with subsequent annual payments payable quarterly in equal installments of $62,500. Jazz Casino must also contribute an additional $500,000 per year for five years to promote similar public support efforts, in accordance with standards to be established by the Company. The first annual installment was due on October 28, 1999, with the remaining installments to be funded quarterly in equal installments of $125,000. Jazz Casino is required to deposit these amounts into a separate account and then fund contributions to qualified recipients based upon certain criteria. For the years ended December 31, 2000 and 1999, Jazz Casino has contributed $750,000 and $187,500 related to the amended open access program and plans.

Audubon Institute Agreement

On October 30, 1998, Jazz Casino assumed the obligations related to a ticket purchase agreement with the Audubon Institute whereby Jazz Casino has agreed to purchase tickets from the Audubon Institute for a minimum of $375,000 per year for the first six years of Casino operations. This amount is subject to increase based on increasing gross gaming revenue levels achieved by Jazz Casino. For the years ended December 31, 2000 and 1999, Jazz Casino has contributed $375,000 and $125,000 related to the ticket purchase agreement.

Other Contingencies

We have various commitments to Harrah's Entertainment and its affiliates (see
Note 8).

The enactment and implementation of gaming legislation in the State of Louisiana and the development of the Casino, and related facilities have been subject to lawsuits, claims and delays brought about by various parties. Additional lawsuits and the uncertain political environment may result in claims or actions, any of which could have a material adverse effect on the Company.

We are involved in various inquiries and administrative proceedings arising in the normal course of business. While any proceeding has an element of uncertainty, we believe that the final outcome of these matters will not have a material adverse effect upon our consolidated financial position or our results of operations.

NOTE 11. EMPLOYEE BENEFIT PLANS

We have established the following employee and non-employee programs.

Jazz Casino Company 401(k) Plan. On November 27, 1998, we established a defined contribution savings and retirement plan, which among other things, allows pretax and after-tax contributions to be made by employees to the plan. Under the plan, participating employees may elect to contribute up to 16 percent of their eligible earnings, the first six percent of which is fully matched by us. Under the terms of the plan, we may also elect to make an additional discretionary contribution. Amounts contributed to the plan are invested at the participant's direction in a money market fund, a bond fund, two balanced funds, a small capitalization stock fund, a Standard and Poor's 500 Index Fund, or an international stock fund. Participants become vested in the matching contribution over five years of credited service. Our contribution expense for the years ended December 31, 2000 and 1999 and the period from October 30, 1998 to December 31, 1998 was approximately $626,000, $46,000, and $4,400, respectively.

1998 Long-Term Incentive Plan. On October 29, 1998, the board of directors adopted the JCC Holding 1998 Long-Term Incentive Plan, which received stockholder approval on May 13, 1999. Under the terms of the long-term incentive plan, the following can be awarded to employees, officers, consultants and directors: restricted cash awards, stock options, stock appreciation rights, performance units, restricted stock, dividend equivalents, other stock-based awards or any other right or interest relating to Class A Common Stock. JCC Holding has reserved for issuance upon the grant or exercise of the above awards, 750,000 shares of the authorized but unissued shares of Class A Common Stock. During the year ended December 31, 2000, we granted 145,000 shares of restricted Class A Common Stock under the long-term incentive plan. During the year ended December 31, 1999, JCC Holding granted options to purchase an aggregate of 214,835 shares of Class A Common Stock and 24,664 shares of restricted Class A Common Stock under the long-term incentive plan.

1999 Non-Employee Director Stock Option Plan. On March 4, 1999, the board of directors adopted the 1999 Non-Employee Director Stock Option Plan, which received stockholder approval on May 13, 1999. Under the terms of JCC Holding's director stock option plan, options to purchase Class A Common Stock may be awarded to certain non-employee directors of JCC Holding. JCC Holding has reserved for issuance upon the exercise of stock options granted under JCC Holding's director stock option plan an aggregate of 150,000 shares of the authorized but unissued shares of Class A Common Stock. During the year ended December 31, 1999, JCC Holding granted options to purchase an aggregate of 20,000 shares of Class A Common Stock under JCC Holding's director stock option plan. On the Effective Date, the director stock options were cancelled (see Note
1).

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

As of December 31, 2000, there were 208,889 outstanding stock options with exercise prices ranging from $3.50 to $7.56 and weighted average remaining contractual lives of 8.7 years. As of December 31, 2000, there were 158,250 exercisable stock options with a weighted average exercise price of $4.04. The weighted average fair value per share of options granted during 1999 was $5.59.

On the Effective Date, the stock options were cancelled (see Note 1).

Restricted Stock Awards. Restricted stock awards have full voting and dividend rights during the restricted period; however, the shares are restricted as to transfer and subject to forfeiture during a specified period or periods prior to vesting. The compensation arising from a grant of restricted stock awards is based upon the market price at the grant date. Such expense is deferred and amortized to expense over the vesting period.

On the Effective Date, the restricted stock awards were cancelled (see Note 1).

Deferred Compensation Plans. On November 18, 1999, JCC Holding's board of directors approved two deferred compensation plans under which certain executives and employees may defer a portion of their compensation. Amounts deposited into these plans are our unsecured liabilities and earn interest at rates approved by the compensation committee of the board of directors. The first plan year for each of these plans commenced on January 1, 2000 and the liability related to deferred compensation as of December 31, 2000 was approximately $11,000.

NOTE 12. STOCKHOLDERS' EQUITY

Pursuant to the Harrah's Jazz Company 1998 plan of reorganization, the capital stock of JCC Holding consisted of shares of Class A Common Stock, Class B Common Stock, and Unclassified Common Stock. With certain exceptions, including the election of directors and the right to separate class voting with respect to certain amendments to JCC Holding's Certificate of Incorporation and Bylaws, each share of Class A, Class B and Unclassified Common Stock had identical rights and privileges, and ranked equally, shared ratably and was identical in every respect and as to all matters, including rights in liquidation, and was entitled to vote upon all matters submitted to a vote of the common stockholders, was entitled to one vote for each share held, and, except as otherwise required by law, the holders of shares of Class A, Class B and Unclassified Common Stock generally voted together as one class on all matters submitted to a vote of stockholders.

Harrah's Entertainment Warrants. Pursuant to a warrant agreement between JCC Holding and Harrah's Crescent City Investment Company dated October 30, 1998, Harrah's Crescent City Investment Company received warrants entitling it to purchase additional shares of JCC Holding Unclassified Common Stock such that, upon exercise of the warrant in its entirety, Harrah's Entertainment and its subsidiaries, including Harrah's Crescent City Investment Company, will own in the aggregate 50.0% of the then outstanding shares of Unclassified Common Stock, subject to certain adjustments. On the Effective Date, these warrants were eliminated as a result of the Plan of Reorganization.

On the Effective Date, JCC Holding's Class A Common Stock and Class B Common Stock was cancelled. The Class A Common Stockholders and Class B Common Stockholders did not receive any distributions for their respective stock. On the Effective Date, the outstanding New Common Stock of JCC Holding consisted of 12,386,200 shares of New Common Stock. In consideration of, among other things, Harrah's Entertainment's and Harrah's Operating Company's consent to the cancellation and extinguishment of all claims against us arising under the revolving credit facility, the Tranche A-2 term loan, the Tranche B-2 term loan, the slot lease, the junior subordinated credit facility, the completion loan agreement and the promissory note, it and its affiliates' agreement to waive all claims relating to existing defaults under the management agreement, the administrative services agreement, the forbearance agreement, the warrant agreement, and any other pre-petition claims against us, and Harrah's Operating Company's agreement to contribute the slot machines to the Company, Harrah's Entertainment received 6,069,238 shares (49%) of the New Common Stock; holders of claims arising under the Tranche B-1 term loan of the bank credit facilities received 1,734,068 shares (14%) of the New Common Stock; and holders of claims arising under the senior subordinated notes will receive 4,582,894 shares (37%) of our New Common Stock (see Note 1).

The Board of Directors of JCC Holding Company shall initially consist of seven directors. Four of the initial directors will be selected by the noteholders committee and Bankers Trust Company and three of the initial directors will be selected by Harrah's Entertainment. The three directors selected by Harrah's Entertainment shall initially have one one-year, one two-year and one three-year term, and the four directors elected by the noteholders committee and Bankers Trust Company will initially have one one-year, one two-year and two three-year terms.

NOTE 13. GUARANTOR FINANCIAL INFORMATION

JCC Holding and all of its other wholly owned subsidiaries (the "Guarantor Subsidiaries") have fully and unconditionally guaranteed on a joint and several basis Jazz Casino's obligations under the senior subordinated notes described in
Note 6. The Guarantor Subsidiaries and Jazz Casino comprise all of the direct and indirect subsidiaries of the Company. All of the assets of JCC Holding's subsidiaries are restricted and may not be transferred to JCC Holding in the form of loans, cash or dividends without the consent of a third party. The following consolidating schedules present condensed financial information on a combined basis as of and for the years ended December 31, 2000 and 1999 and the period from October 28, 1998 to December 31, 1998:


 BALANCE SHEET DATA:
                                                                                      DECEMBER 31, 2000
                                                             -------------------------------------------------------------------
 ASSETS:                                                     Jazz Casino   JCC Holding    Gurantor                   Consolidated
                                                               Company       Company    Subsidiaries   Eliminations     Total
                                                             -----------   -----------   -----------   -----------   -----------
CURRENT ASSETS

Cash and cash equivalents                                    $    26,602   $        14   $        10   $        --   $    26,626
Accounts receivable, net of allowance for doubtful accounts        8,017            --             1        (1,746)        6,272
Inventories                                                          685            --            --            --           685
Prepaids and other assets                                          3,678            --            --            --         3,678
                                                             -----------   -----------   -----------   -----------   -----------
     TOTAL CURRENT ASSETS                                         38,982            14            11        (1,746)       37,261
                                                             -----------   -----------   -----------   -----------   -----------

Property and Equipment                                           151,735            --        15,547            --       167,282
Less - accumulated depreciation                                  (25,561)           --            --            --       (25,561)
                                                             -----------   -----------   -----------   -----------   -----------
     NET PROPERTY AND EQUIPMENT                                  126,174            --        15,547            --       141,721
                                                             -----------   -----------   -----------   -----------   -----------

OTHER ASSETS:
  Deferred operating contract                                     25,536            --            --            --        25,536
  Lease prepayments                                                6,312            --            --            --         6,312
  Deferred charges and other                                      10,589            --            42            --        10,631
                                                             -----------   -----------   -----------   -----------   -----------
     TOTAL OTHER ASSETS                                           42,437            --            42            --        42,479
                                                             -----------   -----------   -----------   -----------   -----------

                                                             -----------   -----------   -----------   -----------   -----------
     TOTAL ASSETS                                            $   207,593   $        14   $    15,600   $    (1,746)  $   221,461
                                                             ===========   ===========   ===========   ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Short-term borrowings                                        $    23,250   $        --   $        --   $        --   $    23,250
Accounts payable - trade                                             845           757           988        (1,746)          844
Accrued interest                                                   7,025            --            --            --         7,025
Accrued expenses                                                  12,270            30             1            --        12,301
Due to affiliate                                                  64,806            --            --            --        64,806
Preconfirmation contingencies                                      2,212            --            --            --         2,212
Other                                                              1,977            --            --            --         1,977
                                                             -----------   -----------   -----------   -----------   -----------
     TOTAL CURRENT LIABILITIES                                   112,385           787           989        (1,746)      112,415
                                                             -----------   -----------   -----------   -----------   -----------

Long-term Debt                                                   394,759            --         1,653            --       396,412
Due to affiliate                                                  20,943            --            25            --        20,968
Other long-term liabilities                                          339            --            --            --           339
Investment in subsidiaries                                                     307,900            --      (307,900)           --

STOCKHOLDER'S EQUITY (DEFICIT):
Class A common stock                                                  --            58            --            --            58
Class B common stock                                                  --            45            --            --            45
Additional paid in capital                                        94,926       108,268        13,187      (108,113)      108,268
Accumulated deficit                                             (415,759)     (417,044)         (254)      416,013      (417,044)
Less: Unearned compensation                                           --            --            --            --            --
                                                             -----------   -----------   -----------   -----------   -----------
Total Stockholder's equity (deficit)                            (320,833)     (308,673)       12,933       307,900      (308,673)
                                                             -----------   -----------   -----------   -----------   -----------

                                                             -----------   -----------   -----------   -----------   -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $   207,593   $        14   $    15,600   $    (1,746)  $   221,461
                                                             ===========   ===========   ===========   ===========   ===========

                                                                                      DECEMBER 31, 1999
                                                             -------------------------------------------------------------------
 ASSETS:                                                     Jazz Casino   JCC Holding    Gurantor                   Consolidated
                                                               Company       Company    Subsidiaries   Eliminations     Total
                                                             -----------   -----------   -----------   -----------   -----------
CURRENT ASSETS

Cash and cash equivalents                                    $    34,681   $         4   $         2   $        --   $    34,687
Accounts receivable, net of allowance for doubtful accounts        4,356            63            22        (1,264)        3,177
Inventories                                                          354            --            --            --           354
Prepaids and other assets                                          2,760            --            --            --         2,760
Property available for sale                                           --            --         4,831            --         4,831
                                                             -----------   -----------   -----------   -----------   -----------
     TOTAL CURRENT ASSETS                                         42,151            67         4,855        (1,264)       45,809
                                                             -----------   -----------   -----------   -----------   -----------

Property and Equipment                                           349,764            --        10,288            --       360,052
Less - accumulated depreciation                                   (4,179)           --            --            --        (4,179)
                                                             -----------   -----------   -----------   -----------   -----------
     NET PROPERTY AND EQUIPMENT                                  345,585            --        10,288            --       355,873
                                                             -----------   -----------   -----------   -----------   -----------

OTHER ASSETS:
  Deferred operating contract                                     68,182            --            --            --        68,182
  Lease prepayments                                               16,861            --            --            --        16,861
  Deferred charges and other                                      19,630            --            47            --        19,677
  Investment In subsidiaries                                          --        46,042                     (46,042)           --
                                                             -----------   -----------   -----------   -----------   -----------
     TOTAL OTHER ASSETS                                          104,673        46,042            47       (46,042)      104,720
                                                             -----------   -----------   -----------   -----------   -----------

                                                             -----------   -----------   -----------   -----------   -----------
     TOTAL ASSETS                                            $   492,409   $    46,109   $    15,190   $   (47,306)  $   506,402
                                                             ===========   ===========   ===========   ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Short-term borrowings                                        $    15,850   $        --   $        --   $        --   $    15,850
Accounts payable - trade                                           2,057           462           757        (1,264)        2,012
Accrued interest                                                   2,081            --            --            --         2,081
Accrued expenses                                                  20,761            30            --            --        20,791
Due to affiliate                                                   4,648            --            --            --         4,648
Preconfirmation contingencies                                      3,033            --            --            --         3,033
Other                                                              2,009            --            --            --         2,009
                                                             -----------   -----------   -----------   -----------   -----------
     TOTAL CURRENT LIABILITIES                                    50,439           492           757        (1,264)       50,424
                                                             -----------   -----------   -----------   -----------   -----------

Long-term debt                                                   367,018            --         1,204            --       368,222
Deferred income taxes                                             37,900            --            --            --        37,900
Due to affiliate                                                   4,283            --            19            --         4,302
Other long-term liabilities                                           --            --            --            --

STOCKHOLDER'S EQUITY (DEFICIT):
Class A common stock                                                  --            56            --            --            56
Class B common stock                                                  --            45            --            --            45
Additional paid in capital                                        94,926       108,539        13,185      (108,112)      108,538
Accumulated deficit                                              (62,095)      (62,817)           25        62,070       (62,817)
Less: Unearned compensation                                          (62)         (206)           --            --          (268)
                                                             -----------   -----------   -----------   -----------   -----------
Total stockholder's equity (deficit)                              32,769        45,617        13,210       (46,042)       45,554
                                                             -----------   -----------   -----------   -----------   -----------

                                                             -----------   -----------   -----------   -----------   -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $   492,409   $    46,109   $    15,190   $   (47,306)  $   506,402
                                                             ===========   ===========   ===========   ===========   ===========

                                                                                      DECEMBER 31, 1998
                                                             -------------------------------------------------------------------
 ASSETS:                                                     Jazz Casino   JCC Holding    Gurantor                   Consolidated
                                                               Company       Company    Subsidiaries   Eliminations     Total
                                                             -----------   -----------   -----------   -----------   -----------
CURRENT ASSETS

Cash and cash equivalents                                    $    25,506   $        --   $        --   $        --   $    25,506
Accounts receivable, net of allowance for doubtful accounts          127            --            --           (84)           43
Inventories                                                           --            --            --            --            --
Prepaids and other assets                                          1,666            --            32            --         1,698
Property available for sale                                           --            --            --            --            --
                                                             -----------   -----------   -----------   -----------   -----------
     TOTAL CURRENT ASSETS                                         27,299            --            32           (84)       27,247
                                                             -----------   -----------   -----------   -----------   -----------

Property and Equipment                                           205,529            --        13,200            --       218,729
Less - accumulated depreciation                                      (71)           --            --            --           (71)
                                                             -----------   -----------   -----------   -----------   -----------
     NET PROPERTY AND EQUIPMENT                                  205,458            --        13,200            --       218,658
                                                             -----------   -----------   -----------   -----------   -----------

OTHER ASSETS:
  Deferred operating contract                                     68,676            --            --            --        68,676
  Lease prepayments                                               16,985            --            --            --        16,985
  Deferred Charges and other                                      11,512            --            53            --        11,565
  Investment In subsidiaries                                                   104,720                    (104,720)           --
                                                             -----------   -----------   -----------   -----------   -----------
     TOTAL OTHER ASSETS                                           97,173       104,720            53      (104,720)       97,226
                                                             -----------   -----------   -----------   -----------   -----------

                                                             -----------   -----------   -----------   -----------   -----------
     TOTAL ASSETS                                            $   329,930   $   104,720   $    13,285   $  (104,804)  $   343,131
                                                             ===========   ===========   ===========   ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade                                     $       643   $        --   $        84   $       (84)  $       643
Accrued interest                                                   3,025            --            --            --         3,025
Accrued expenses                                                   4,145           310            --            --         4,455
Due to affiliate                                                     500            --            --            --           500
Preconfirmation Contingencies                                      6,679            --            --            --         6,679
                                                             -----------   -----------   -----------   -----------   -----------
     TOTAL CURRENT LIABILITIES                                    14,992           310            84           (84)       15,302
                                                             -----------   -----------   -----------   -----------   -----------

Long-term debt                                                   185,519            --            --            --       185,519
Deferred income taxes                                             37,900            --            --            --        37,900

STOCKHOLDER'S EQUITY (DEFICIT):
Class A common stock                                                  --            55            --            --            55
Class B common stock                                                  --            45            --            --            45
Additional paid in capital                                        94,900       107,987        13,187      (108,087)      107,987
Accumulated deficit                                               (3,381)       (3,677)           14         3,367        (3,677)
                                                             -----------   -----------   -----------   -----------   -----------
Total Stockholder's equity (deficit)                              91,519       104,410        13,201      (104,720)      104,410
                                                             -----------   -----------   -----------   -----------   -----------

                                                             -----------   -----------   -----------   -----------   -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $   329,930   $   104,720   $    13,285   $  (104,804)  $   343,131
                                                             ===========   ===========   ===========   ===========   ===========

STATEMENT OF OPERATIONS DATA:

                                                                           FOR THE YEAR ENDED DECEMBER 31, 2000
                                                             -------------------------------------------------------------------
                                                             Jazz Casino   JCC Holding    Gurantor                   Consolidated
                                                               Company       Company    Subsidiaries   Eliminations     Total
                                                             -----------   -----------   -----------   -----------   -----------
 REVENUES:
Casino                                                       $   245,473   $        --   $        --   $        --   $   245,473
Food and beverage                                                 20,356            --            --            --        20,356
Retail, parking, and other                                         9,798            --            23            --         9,821
Less: Casino promotional allowances                              (14,545)           --            --            --       (14,545)
                                                             -----------   -----------   -----------   -----------   -----------
     Total net revenues                                          261,082            --            23            --       261,105
                                                             -----------   -----------   -----------   -----------   -----------

OPERATING EXPENSES:
  Direct:
      Casino                                                     215,176            --            --            --       215,176
      Food and beverage                                           16,131            --            --            --        16,131
      Retail, parking and other                                    4,123            --            10            --         4,133
  General and administrative                                      85,951           286           150            --        86,387
  Depreciation and amortization                                   26,334            --             5            --        26,339
  Provision for asset impairment                                 258,674            --           138            --       258,812
  Equity in subsidiary losses                                         --       353,942            --      (353,942)           --
                                                             -----------   -----------   -----------   -----------   -----------
     Total operating expenses                                    606,389       354,228           303      (353,942)      606,978
                                                             -----------   -----------   -----------   -----------   -----------

OPERATING LOSS                                                  (345,307)     (354,228)         (280)      353,942      (345,873)
                                                             -----------   -----------   -----------   -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense, net of capitalized interest                  (46,668)                         --                     (46,668)
  Interest and other income                                          411                           2                         413
                                                             -----------   -----------   -----------   -----------   -----------
     Total other income (expense)                                (46,257)           --             2            --       (46,255)
                                                             -----------   -----------   -----------   -----------   -----------

LOSS BEFORE TAXES                                               (391,564)     (354,228)         (278)      353,942      (392,128)

 INCOME TAX BENEFIT                                               37,900            --            --            --        37,900

                                                             -----------   -----------   -----------   -----------   -----------
 NET LOSS                                                       (353,664)     (354,228)         (278)      353,942      (354,228)
                                                             ===========   ===========   ===========   ===========   ===========

                                                                           FOR THE YEAR ENDED DECEMBER 31, 1999
                                                             -------------------------------------------------------------------
                                                             Jazz Casino   JCC Holding    Gurantor                   Consolidated
                                                               Company       Company    Subsidiaries   Eliminations     Total
                                                             -----------   -----------   -----------   -----------   -----------
 REVENUES:
Casino                                                       $    38,005   $        --   $        --   $        --   $    38,005
Food and beverage                                                  3,693            --            --            --         3,693
Retail, parking, and other                                         1,796            --            23            --         1,819
Less: Casino promotional allowances                               (2,361)           --            --            --        (2,361)
                                                             -----------   -----------   -----------   -----------   -----------
     Total net revenues                                           41,133            --            23            --        41,156
                                                             -----------   -----------   -----------   -----------   -----------

OPERATING EXPENSES:
  Direct:
      Casino                                                      35,013            --            --            --        35,013
      Food and beverage                                            2,875            --            --            --         2,875
      Retail, parking and other                                    1,200            --            --            --         1,200
  General and administrative                                      15,602           437             7            --        16,046
  Depreciation and amortization                                    5,102            --             5            --         5,107
  Pre-opening Expenses                                            35,160            --            --            --        35,160
  Equity in subsidiary losses                                         --        58,703            --       (58,703)           --
                                                             -----------   -----------   -----------   -----------   -----------
     Total operating expenses                                     94,952        59,140            12       (58,703)       95,401
                                                             -----------   -----------   -----------   -----------   -----------

OPERATING LOSS                                                   (53,819)      (59,140)           11        58,703       (54,245)
                                                             -----------   -----------   -----------   -----------   -----------

REORGANIZATION ITEM                                                1,562            --            --            --         1,562

OTHER INCOME (EXPENSE):
  Interest expense, net of capitalized interest                   (6,869)           --            --            --        (6,869)
  Interest and other income                                          412            --            --            --           412
                                                             -----------   -----------   -----------   -----------   -----------
     Total other income (expense)                                 (6,457)           --            --            --        (6,457)
                                                             -----------   -----------   -----------   -----------   -----------

                                                             -----------   -----------   -----------   -----------   -----------
 NET LOSS                                                    $   (58,714)  $   (59,140)  $        11   $    58,703   $   (59,140)
                                                             ===========   ===========   ===========   ===========   ===========

                                                                 FOR THE PERIOD FROM OCTOBER 28, 1998 TO DECEMBER 31, 1998
                                                             -------------------------------------------------------------------
                                                             Jazz Casino   JCC Holding    Gurantor                 Consolidated
                                                               Company       Company    Subsidiaries  Eliminations    Total
                                                             -----------   -----------  ------------  ------------ ------------
 REVENUES:
Retail, parking, and other                                   $        --   $        --   $        14  $        --   $        14
                                                             -----------   -----------   -----------  -----------   -----------
     Total net revenues                                               --            --            14           --            14
                                                             -----------   -----------   -----------  -----------   -----------

OPERATING EXPENSES:
  General and administrative                                          --           310            --           --           310
  Depreciation and amortization                                      110            --             1           --           111
  Pre-opening Expenses                                             3,580            --            --           --         3,580
  Equity in subsidiary losses                                         --         3,367            --       (3,367)           --
                                                             -----------   -----------   -----------  -----------   -----------
     Total operating expenses                                      3,690         3,677             1       (3,367)        4,001
                                                             -----------   -----------   -----------  -----------   -----------

OPERATING LOSS                                                    (3,690)       (3,677)           13        3,367        (3,987)
                                                             -----------   -----------   -----------  -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense, net of capitalized interest                       --            --            --           --            --
  Interest and other income                                          310            --            --           --           310
                                                             -----------   -----------   -----------  -----------   -----------
     Total other income (expense)                                    310            --            --           --           310
                                                             -----------   -----------   -----------  -----------   -----------

                                                             -----------   -----------   -----------  -----------   -----------
 NET LOSS                                                    $    (3,380)  $    (3,677)  $        13  $     3,367   $    (3,677)
                                                             ===========   ===========   ===========  ===========   ===========

STATEMENT OF CASH FLOW DATA:

                                                                          FOR THE YEAR ENDED DECEMBER 31, 2000
                                                            -------------------------------------------------------------------
                                                            Jazz Casino   JCC Holding    Gurantor                   Consolidated
                                                              Company       Company    Subsidiaries   Eliminations     Total
                                                            -----------   -----------   -----------   -----------   -----------
Cash Flows From Operating Activities:
  Net Loss                                                  $  (353,664)  $  (354,228)  $      (278)  $   353,942   $  (354,228)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation and amortization                               26,334            --             5            --        26,339
     Provision for asset impairment                             258,674            --           138            --       258,812
     Deferred income taxes                                      (37,900)           --            --            --       (37,900)
     Amortization of note discount                                5,369            --            --            --         5,369
     Deferred rent                                                1,624            --            --            --         1,624
     Provision for bad debts                                      1,770            --            --            --         1,770
     Equity in subsidiary losses                                     --       353,942            --      (353,942)           --
Changes in operating assets and liabilities:
     Accounts receivable                                         (5,368)           --            21           482        (4,865)
     Inventories                                                   (331)           --            --            --          (331)
     Prepaids and other assets                                     (918)           --            --            --          (918)
     Accounts payable - trade                                    (1,075)          296            93          (482)       (1,168)
     Accrued interest                                            19,523            --            --            --        19,523
     Accrued expenses                                            (7,653)           --             1            --        (7,652)
     Preconfirmation contingencies                                 (821)           --            --            --          (821)
     Due to affiliates                                           34,084            --             6            --        34,090
     Other current liabilities                                      (31)           --            --            --           (31)
                                                            -----------   -----------   -----------   -----------   -----------
       Net cash flows used in operating activities              (60,383)           10           (14)           --       (60,387)
                                                            -----------   -----------   -----------   -----------   -----------

Cash Flows From Investing Activities:
     Capital expenditures                                        (2,981)           --          (427)           --        (3,408)
     Increase in deferred charges and other assets               (1,218)           --            --            --        (1,218)
                                                            -----------   -----------   -----------   -----------   -----------
       Net cash flows used in investing activities               (4,199)           --          (427)           --        (4,626)
                                                            -----------   -----------   -----------   -----------   -----------

Cash Flows From Financing Activities:
     Net borrowings (repayments) of short-term borrowings         7,400            --            --            --         7,400
     Proceeds from notes payable to affiliate                    49,103            --           449            --        49,552
                                                            -----------   -----------   -----------   -----------   -----------
       Net cash flows provided by financing activities           56,503            --           449            --        56,952
                                                            -----------   -----------   -----------   -----------   -----------

Net increase (decrease) in cash and cash equivalents             (8,079)           10             8            --        (8,061)

Cash and cash equivalents, beginning of period                   34,681             4             2            --        34,687

                                                            -----------   -----------   -----------   -----------   -----------
Cash and cash equivalents, end of period                    $    26,602   $        14   $        10   $        --   $    26,626
                                                            ===========   ===========   ===========   ===========   ===========

                                                                          FOR THE YEAR ENDED DECEMBER 31, 1999
                                                            -------------------------------------------------------------------
                                                            Jazz Casino   JCC Holding    Gurantor                   Consolidated
                                                              Company       Company    Subsidiaries   Eliminations     Total
                                                            -----------   -----------   -----------   -----------   -----------

Cash Flows From Operating Activities:
  Net Loss                                                  $   (58,714)  $   (59,140)  $        11   $    58,703   $   (59,140)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation and amortization                                5,102            --             5            --         5,107
     Amortization of note discount                                  765            --            --            --           765
     Amortization of unearned compensation                           --           259            --            --           259
     Deferred rent                                                  226            --            --            --           226
     Write-off of preconfirmation contingencies                  (1,562)           --            --            --        (1,562)
     Loss on sale of property and equipment                          27            --            --            --            27
     Equity in subsidiary losses                                     --        58,703            --       (58,703)           --
Changes in operating assets and liabilities:
     Accounts receivable                                         (3,134)           --            --            --        (3,134)
     Inventories                                                   (354)           --            --            --          (354)
     Prepaids and other assets                                   (1,062)           --            --            --        (1,062)
     Accounts payable - trade                                       907           462            --            --         1,369
     Accrued interest                                            (5,855)           --            --            --        (5,855)
     Accrued expenses                                            16,616          (280)           --            --        16,336
     Preconfirmation contingencies                               (2,084)           --            --            --        (2,084)
     Due to affiliates                                            8,224            --            --            --         8,224
     Other current liabilities                                    2,009            --            --            --         2,009
                                                            -----------   -----------   -----------   -----------   -----------
       Net cash flows used in operating activities              (38,889)            4            16            --       (38,869)
                                                            -----------   -----------   -----------   -----------   -----------

Cash Flows From Investing Activities:
     Capital expenditures                                      (129,334)           --        (1,218)           --      (130,552)
     Proceeds from sale of property                               6,042            --            --            --         6,042
     Increase in deferred charges and other assets               (8,492)           --            --            --        (8,492)
                                                            -----------   -----------   -----------   -----------   -----------
       Net cash flows used in investing activities             (131,784)           --        (1,218)           --      (133,002)
                                                            -----------   -----------   -----------   -----------   -----------

Cash Flows From Financing Activities:
     Net borrowings (repayments) of short-term borrowings        15,850            --            --            --        15,850
     Proceeds from notes payable to affiliate                        --            --         1,204            --            --
     Proceeds from issuance of long-term debt                   163,998            --            --            --       165,202
                                                            -----------   -----------   -----------   -----------   -----------
       Net cash flows provided by financing activities          179,848            --         1,204            --       181,052
                                                            -----------   -----------   -----------   -----------   -----------

Net increase (decrease) in cash and cash equivalents              9,175             4             2            --         9,181

Cash and cash equivalents, beginning of period                   25,506            --            --            --        25,506

                                                            -----------   -----------   -----------   -----------   -----------
Cash and cash equivalents, end of period                    $    34,681   $         4   $         2   $        --   $    34,687
                                                            ===========   ===========   ===========   ===========   ===========

                                                                FOR THE PERIOD FROM OCTOBER 28, 1998 TO DECEMBER 31, 1998
                                                            -------------------------------------------------------------------
                                                            Jazz Casino   JCC Holding    Gurantor                   Consolidated
                                                              Company       Company    Subsidiaries   Eliminations     Total
                                                            -----------   -----------   -----------   -----------   -----------

 Cash Flows From Operating Activities:
   Net Loss                                                  $    (3,380)  $    (3,677)  $        13   $     3,367   $    (3,677)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
      Depreciation and amortization                                  110            --             1            --           111
      Equity in subsidiary losses                                     --         3,367            --        (3,367)           --
 Changes in operating assets and liabilities:
      Accounts receivable                                           (128)           --            --            85           (43)
      Prepaids and other assets                                   (1,603)           --           (31)           --        (1,634)
      Accounts payable - trade                                       643            --            85           (85)          643
      Accrued expenses                                             4,145           310            --            --         4,455
      Preconfirmation contingencies                              (68,750)           --            --            --       (68,750)
      Due to affiliates                                              500            --            --            --           500
                                                             -----------   -----------   -----------   -----------   -----------
        Net cash flows used in operating activities              (68,463)           --            68            --       (68,395)
                                                             -----------   -----------   -----------   -----------   -----------

 Cash Flows From Investing Activities:
      Capital expenditures                                       (27,011)           --           (15)                    (27,026)
      Increase in deferred charges and other assets               (5,647)           --           (53)           --        (5,700)
                                                             -----------   -----------   -----------   -----------   -----------
        Net cash flows used in investing activities              (32,658)           --           (68)           --       (32,726)
                                                             -----------   -----------   -----------   -----------   -----------

 Cash Flows From Financing Activities:
      Net borrowings (repayments) of short-term borrowings            --            --            --            --            --
      Proceeds from issuance of long-term debt                        --            --            --            --            --
                                                             -----------   -----------   -----------   -----------   -----------
        Net cash flows provided by financing activities               --            --            --            --            --
                                                             -----------   -----------   -----------   -----------   -----------

 Net increase (decrease) in cash and cash equivalents           (101,121)           --            --            --      (101,121)

 Cash and cash equivalents, beginning of period                  126,627            --            --                     126,627

                                                             -----------   -----------   -----------   -----------   -----------
 Cash and cash equivalents, end of period                    $    25,506   $        --   $        --   $        --   $    25,506
                                                             ===========   ===========   ===========   ===========   ===========

NOTE 14. QUARTERLY FINANCIAL DATA (UNAUDITED)

Prior to October 28, 1999, we did not have any gaming operations and most of our activities related to completing the construction of the Casino and hiring and training employees. Our operating results for the four quarters of 2000 and 1999 were as follows:

                              FIRST            SECOND            THIRD             FOURTH
                             QUARTER          QUARTER           QUARTER            QUARTER
                            ---------         ---------         ---------         ---------
                                                    (IN THOUSANDS)
FISCAL 2000
Revenues                    $  62,616         $  64,314         $  69,925         $  64,250
Loss from operations        $ (24,209)        $ (21,073)        $ (19,616)        $(280,975)
Net loss                    $ (34,750)        $ (32,125)        $ (31,355)        $(255,998)
Basic loss per share        $   (3.44)        $   (3.16)        $   (3.06)        $  (25.13)

                              FIRST            SECOND            THIRD             FOURTH
                             QUARTER          QUARTER           QUARTER            QUARTER
                            ---------         ---------         ---------         ---------
                                                    (IN THOUSANDS)
FISCAL 1999
Revenues                    $       6         $       4         $      93         $  41,053
Loss from operations        $  (2,989)        $  (6,697)        $ (11,331)        $ (33,228)
Net loss                    $  (2,824)        $  (6,627)        $ (11,270)        $ (38,419)
Basic loss per share        $   (0.28)        $   (0.66)        $   (1.12)        $   (3.82)

The fourth quarter 2000 included a $255.9 million impairment charge (see Note
3). The impairment charge recorded in the fourth quarter 2000 created a deferred tax asset available to offset our deferred tax liability. As of December 31, 2000, the valuation allowance was adjusted to reduce our net deferred taxes to zero resulting in an income tax benefit of $37.9 million (see Note 7).

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Harrah's Jazz Company:

         We have audited the accompanying consolidated statements of operations, partners' capital and cash flows of Harrah's Jazz Company (a Louisiana general partnership) and subsidiary ("HJC") for the ten-month period ended October 30, 1998. These financial statements are the responsibility of HJC's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Harrah's Jazz Company and subsidiary for the ten-month period ended October 30, 1998, in conformity with accounting principles generally accepted in the United States.



                                               /s/ Arthur Andersen LLP

New Orleans, Louisiana
March 25, 1999

                      HARRAH'S JAZZ COMPANY AND SUBSIDIARY
                      (PREDECESSOR TO JCC HOLDING COMPANY)
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 For the ten-month period ended October 30, 1998
                                 (in thousands)
                                 (Notes 1 and 2)


REVENUES:
   Other                                                 $      87

OPERATING EXPENSES:
   General and administrative                               14,965
   Depreciation                                                522
                                                         ---------
       Total operating expenses                             15,487
                                                         ---------
       Loss from operations                                (15,400)
                                                         ---------
REORGANIZATION ITEMS:
   Costs and expenses (Note 2)                              (7,643)
   Adjust assets to reorganization value (Note 1)          (74,799)
   Recovery of accounts receivable                               3
   Interest income                                             126
                                                         ---------
       Total reorganization items                          (82,313)
                                                         ---------
OTHER INCOME (EXPENSE):
   Interest expense, net of capitalized
     interest (Notes 2 and 4)                                   --
                                                         ---------
NET LOSS BEFORE
   EXTRAORDINARY ITEM                                      (97,713)

EXTRAORDINARY ITEM - gain on discharge of
   debt (Note 1)                                           267,706
                                                         ---------
       Net Income                                        $ 169,993
                                                         =========

        The accompanying notes are an integral part of these statements.

                      HARRAH'S JAZZ COMPANY AND SUBSIDIARY
                      (PREDECESSOR TO JCC HOLDING COMPANY)
                             (DEBTOR-IN-POSSESSION)
              CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                 For the ten-month period ended October 30, 1998
                                 (in thousands)
                                 (Notes 1 and 2)

                                                                                         Equity as a
                                                 Partners' Capital     Accumulated         Result of
                                                   Contributions          Deficit       Reorganization
                                                 -----------------     -----------      --------------
Balance - December 31, 1997                             167,000          (379,207)               --

Net Income                                                   --           169,993                --

Discharge of debt exchanged in part for equity
                                                             --                --           135,301
Reclassification of partners' capital
   contributions and accumulated deficit as
   of effective date                                   (167,000)          209,214           (42,214)
                                                      ---------         ---------         ---------
Balance - October 30, 1998                            $      --         $      --         $  93,087
                                                      =========         =========         =========


        The accompanying notes are an integral part of these statements.

                      HARRAH'S JAZZ COMPANY AND SUBSIDIARY
                      (PREDECESSOR TO JCC HOLDING COMPANY)
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the ten-month period ended October 30, 1998
                                 (in thousands)
                                 (Notes 1 and 2)

Cash flows from operating activities:
   Net income                                                  $ 169,993

   Adjustments to reconcile net income to net cash used in operations

       Adjust assets to reorganization value                      74,799
       Gain on discharge of debt                                (267,706)
       Depreciation                                                  522
       Increase (Decrease) in accounts payable and
              accrued expenses                                    10,162

         Cash flows used in operating activities                 (12,230)
                                                               ---------
Cash flows from investing activities:
   Purchase of land, buildings and equipment                      (4,956)

         Cash flows used in investing activities                  (4,956)
                                                               ---------
Cash flows from financing activities:
   Proceeds received from Debtor-in-Possession
         borrowings                                               27,770
                                                               ---------
         Cash flows provided by financing
           activities                                             27,770
                                                               ---------
Net increase in cash and cash Equivalents                         10,584
Cash and cash equivalents, beginning of period                     3,755
                                                               ---------
Cash and cash equivalents, end of period                       $  14,339
                                                               =========


        The accompanying notes are an integral part of these statements.

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

         JCC Holding Company ("JCC Holding") was incorporated under Delaware law on August 20, 1996 in contemplation of succeeding to all of the assets and liabilities of HJC. JCC Holding conducts its business through its wholly-owned subsidiaries, Jazz Casino Company, L.L.C., a Louisiana limited liability company ("JCC"), JCC Development Company, a Louisiana limited liability company ("JCC Development"), JCC Canal Development, L.L.C., a Louisiana limited liability company formerly known as CP Development, L.L.C. ("Canal Development"), and JCC Fulton Development, L.L.C., a Louisiana limited liability company, formerly known as FP Development, L.L.C. ("Fulton Development").

         On October 30, 1998 (the "Effective Date") in accordance with the Harrah's Jazz Company Joint Plan of Reorganization (the "Plan"), JCC Holding became the successor to the operations of HJC. Except for certain real property which vested in Canal Development and Fulton Development, all of the assets of HJC vested in JCC. On the Effective Date in connection with the reorganization, JCC Holding issued an aggregate of 10 million shares of Common Stock consisting of both Class A and Class B stock. The former bondholders of HJC received an aggregate of 5,197,377 shares of Class A Common Stock, valued at $75.3 million, which constituted approximately 52% of the issued and outstanding Common Stock. In addition, the former bondholders also received their pro rata share of $187.5 million in aggregate principal amount of New Notes and New Contingent Notes. HET, through a wholly-owned subsidiary, acquired beneficial ownership of the Class B Common Stock and currently is the beneficial owner of 4,302,623 shares, which constitutes approximately 43% of the issued and outstanding common stock. These shares were acquired in consideration of, among other things, an equity investment of $15 million and the conversion to equity and contribution to JCC Holding on the Effective Date of $60 million in debtor-in-possession financing that had been provided to HJC by HET or its affiliates over the course of the reorganization. HET originally acquired 4,802,623 shares of Class B Common Stock. However, under certain settlement agreements entered into in connection with the Plan of Reorganization, HET transferred from its acquired shares of Class B Common Stock (i) options to purchase 300,000 shares to the shareholders of NOLDC, (ii) options to purchase 150,000 shares to Bank One, Louisiana, N.A., formerly known as First National Bank of Commerce ("Bank One") and (iii) its right to receive 350,000 shares to the senior secured bond holders of Grand Palais. Because the senior secured bond holders of Grand Palais are not permitted to own Class B Common Stock, the shares received by the senior secured bondholders were automatically converted to Class A Common Stock.

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

                                                                      (IN THOUSANDS)
Post Petition Date current liabilities                                  $ 83,777
Liabilities deferred pursuant to Chapter 11 proceedings                  523,468
                                                                        --------

Total post Petition Date liabilities and allowed claims                  607,245
Reorganization value                                                     331,000
                                                                        --------
Excess of liabilities over reorganization value                         $276,245
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

               f. Louisiana state and local political environments affected the
             Casino's development and construction and may affect the Casino's operation. There is considerable opposition to gaming among a segment of the population in Louisiana. The enactment and implementation of gaming legislation in Louisiana and the

             Casino's development have been the subject of lawsuits, claims and delays brought about by various anti-gaming and preservationist groups and competitors of the Casino. Although these lawsuits and claims have all been settled or dismissed, these lawsuits and claims, together with contract negotiations with Sate and City governmental entities, significantly delayed the Casino's development. Additional lawsuits and the uncertain political environment could materially and adversely affect the Casino.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Pervasiveness of Estimates - Certain Significant Estimates

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

Cash and Cash Equivalents

         For purposes of the consolidated statement of cash flows, cash and cash equivalents include highly liquid investments with original maturities of three months or less. All cash is collateral for the Old Bonds pursuant to the Indenture (see Note 4); however, the Court authorized HJC to use such funds to pay approved post Petition Date costs.

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

         Depreciation is calculated using the straight-line method over the estimated useful lives of the assets or related lease terms, whichever is shorter, as follows:

         Buildings and improvements..........................     30 years
         Furniture, fixtures and equipment...................   3-15 years

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

Reorganization Costs and Impairment of Asset Carrying Values

         Reorganization costs are segregated from normal operations in the accompanying consolidated statement of operations and reflect the costs incurred associated with the reorganization of HJC.

         Reorganization costs and expenses consisted primarily of professional fees for the ten months ended October 30, 1998.

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

         In connection with the Plan, the Old Bonds were cancelled (see Note 1).

         In accordance with the provisions of the United States Bankruptcy Code, payment on HJC's pre-petition debt was suspended and reclassified as "Liabilities Subject to Compromise." HJC believed that all of its secured creditors were undersecured; therefore, HJC stopped accruing interest on unsecured and undersecured debt as of November 22, 1995. For the ten-month period ended October 30, 1998, contractual interest on those obligations amounted to $51.7 million, which is $51.7 million in excess of reported interest expense.

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

NOTE 6.  COMMITMENTS AND CONTINGENCIES

         See "The Company - Reorganization" for a complete discussion of certain of the agreements discussed in the balance of this note as a result of the consummation of the Plan.

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


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Our board of directors included six members through December 31, 2000 and the effective date of our Plan of Reorganization which was March 29, 2001. The following table sets forth certain information regarding certain of our directors and executive officers.

Name                                   Biographical Information
- ----                                   ------------------------
Eddie N. Williams                      Mr. Williams, age 68, has been a director
                                       since October, 1998. Mr. Williams has
                                       served as President, Chief Executive
                                       Officer and Director of the Joint Center
                                       for Political and Economic Studies, a
                                       national non-profit research institution,
                                       since July 1972. Mr. Williams also serves
                                       as a director of each of Harrah's
                                       Entertainment and Riggs National
                                       Corporation, a publicly held banking
                                       company. Mr. Williams was a member of the
                                       executive committee of Harrah's Jazz
                                       Company and a director of Harrah's Jazz
                                       Finance Corp. from January 1995 to
                                       October 1998, both of which filed
                                       petitions under Chapter 11 of the United
                                       States Bankruptcy Code in November 1995.

Edwin Jacobson                         Mr. Jacobson, age 71, has been a Class A
                                       director since March 4, 1999. Since
                                       September 1990, Mr. Jacobson has served
                                       as the President and Chief Executive
                                       Officer of Heartland Partners LP, a
                                       limited partnership organized to engage
                                       in the ownership, development, leasing
                                       and sale of real estate, and as a
                                       director and the President and Chief
                                       Executive Officer of Heartland
                                       Technology, Inc., an electronics
                                       manufacturer primarily for the computer
                                       and computer printer industries.

Colin V. Reed                          Mr. Reed, age 53, has been a Class B
                                       director and Chairman of the board of
                                       directors since April 1998. Mr. Reed has
                                       also been a member of Harrah's
                                       Entertainment's three-Executive Office of
                                       the President since May 1999, a director
                                       of Harrah's Entertainment since December
                                       1998, and Chief Financial Officer of
                                       Harrah's Entertainment since April 1997.
                                       He was Executive Vice President of
                                       Harrah's Entertainment from September
                                       1995 to May 1999, and has served in
                                       several other management positions with
                                       Harrah's Entertainment since 1987. Mr.
                                       Reed was a member of the executive
                                       committee of Harrah's Jazz Company and a
                                       director, Senior Vice President and
                                       Secretary of Harrah's Jazz Finance Corp.,
                                       both of which filed petitions under
                                       Chapter 11 of the United States
                                       Bankruptcy Code in November 1995. He was
                                       also a director and Senior Vice President
                                       of Harrah's New Orleans Investment
                                       Company, which filed a petition under
                                       Chapter 11 of the United States
                                       Bankruptcy Code in December 1995. Mr.
                                       Reed served as our Chief Executive
                                       Officer and President from August 1996 to
                                       April 1998 and as President of our
                                       subsidiary, Jazz Casino Company, from May
                                       1997 to March 1998. Mr. Reed is also a
                                       director of National Airlines, Inc.


Seth E. Lemler                         Mr. Lemler, age 42, has been a Class A
                                       director since October 1998. Mr. Lemler
                                       has served as a Managing Director in the
                                       Investment Banking Department of Amroc
                                       Capital LLC since October 2000. He
                                       previously served in that same capacity
                                       since 1996 at Ladenburg Thalmann & Co.
                                       Inc. Prior to joining Ladenburg Thalmann
                                       & Co. Inc., Mr. Lemler served as a
                                       consultant at New Valley Corporation from
                                       January 1996 to May 1996. From February
                                       1987 to December 1995, Mr. Lemler served
                                       in various capacities with Deloitte &
                                       Touche LLP, including as a senior manager
                                       in the Reorganization Advisory Services
                                       Consulting Group.

Philip G. Satre                        Mr. Satre, age 51, has been a Class B
                                       director since March 2, 2000. Mr. Satre
                                       has been Chairman of the Board

                                       of Harrah's Entertainment since January
                                       1997, Chief Executive Officer since April
                                       1994, and President since April 1991. He was President of the Harrah's
                                       Entertainment's Gaming Group from 1984 to
                                       August 1995. He has been a director of
                                       Harrah's Entertainment since November
                                       1989. He is the Chairman of the executive committee of the Harrah's Entertainment board of directors. Mr. Satre is also a director of JDN Realty Corporation and TABCORP Holdings Limited, an Australian public company (pending regulatory approval). He was Chairman of the executive committee of Harrah's Jazz
                                       Company and a director and President of
                                       Harrah's Jazz Finance Corp., both of
                                       which filed petitions under Chapter 11 of the United States Bankruptcy Code in
                                       November 1995.

Rudy J. Cerone                         Mr. Cerone, age 47, has been a Class A
                                       director since March 4, 1999. Since
                                       December 1987, Mr. Cerone has been a
                                       partner in McGlinchey Stafford, PLLC, a
                                       law firm located in New Orleans,
                                       Louisiana.

         Effective March 2, 2000, Mr. John M. Boushy, formerly a Class B, Group III director, resigned from our board of directors. We recognize Mr. Boushy's exceptional service on our board of directors and commend him for his laudable efforts to continually advance our performance. Effective March 2, 2000, Mr. Philip G. Satre replaced Mr. Boushy as a Class B, Group III director to serve until the 2001 annual meeting of stockholders.

         Our senior management includes four executive officers who are elected by the board and report directly to it. Set forth below is certain information as of January 1, 2001 regarding our executive officers.

Name                                   Biographical Information
- ----                                   ------------------------
Frederick Burford                      Frederick W. Burford, age 50, has served
                                       as the President of JCC Holding and Jazz
                                       Casino since April 1998 and President of
                                       JCC Development, Canal Development and
                                       Fulton Development since September 1998.
                                       Mr. Burford was also the Secretary and
                                       Treasurer of JCC Holding from December
                                       1997 until September 1998. Mr. Burford
                                       was a consultant to Harrah's
                                       Entertainment from May 1997 until October
                                       1998 and served as Vice President of JCC
                                       Holding from December 1997 to April 1998.
                                       During August 1997, Mr. Burford served as
                                       President of TPI Enterprises, Inc., a
                                       restaurant holding company. From November
                                       1991 until September 1997 Mr. Burford
                                       served as a director and the Executive
                                       Vice President and Chief Financial
                                       Officer of TPI Enterprises, Inc. From
                                       March 1990 to October 1991, Mr. Burford
                                       served as the Vice President, Controller
                                       and Treasurer of The Promus Companies,
                                       Inc., a gaming and hotel holding company,
                                       and from August 1977 until February 1990
                                       Mr. Burford held various positions with
                                       the Holiday Corporation, a gaming and
                                       hotel holding company, including most
                                       recently, Vice President and Treasurer.

L. Camille Fowler                      L. Camille Fowler, age 46, has served as
                                       the Vice President -- Finance, Treasurer
                                       and Secretary of JCC Holding, Jazz
                                       Casino, JCC Development, Canal
                                       Development and Fulton Development since
                                       September 1998. Ms. Fowler also served as
                                       Director of Finance of the Manager from
                                       April 1996 to November 1998, Vice
                                       President and Secretary of the Manager
                                       from January 1998 to November 1998, and
                                       Treasurer of the Manager from February
                                       1998 to November 1998. From October 1993
                                       until April 1996, Ms. Fowler served as
                                       the Director of Financial Reporting of
                                       the Manager.

Frederick J. Keeton                    Frederick J. Keeton, age 43, has served
                                       as the Vice President -- Government
                                       Affairs and Community Relations for JCC
                                       Holding since July 1999. From September
                                       1998 to June 1999, he served in the same
                                       position as a leased employee from
                                       Harrah's Entertainment. Mr. Keeton's
                                       position with JCC Holding remains subject
                                       to the Louisiana Gaming Control Board
                                       finding him suitable under the Gaming
                                       Act. Prior to joining the Company, Mr.
                                       Keeton served in various capacities at
                                       Harrah's Entertainment including Director
                                       of Government Affairs from August 1994 to
                                       September 1998, Director of Corporate
                                       Claims Management from February 1990 to
                                       July 1994, Senior Manager of Corporate
                                       Claims Management from February 1989 to
                                       February 1990, and Manager of Claims from
                                       June 1984 to January 1989.

Thomas M. Morgan                       Thomas M. Morgan, age 46, has served as
                                       the Vice President -- Development of JCC
                                       Holding since January 2000. From January
                                       1999 to December 1999, he served in the
                                       same capacity as a leased employee from
                                       Harrah's Entertainment. Mr. Morgan's
                                       position with JCC Holding remains subject
                                       to the Louisiana Gaming Holding Control
                                       Board finding him suitable under the
                                       Gaming Act. Prior to joining the Company,
                                       Mr. Morgan served as Vice President --
                                       Development for Harrah's Entertainment
                                       from January 1996 through December 1998.
                                       Prior to his employment with Harrah's
                                       Entertainment, Mr. Morgan served as
                                       Director of Development for Embassy
                                       Suites, Inc., a hotel holding company.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

         Through December 31, 2000 and the date of effectiveness of our Plan of Reorganization which was March 29, 2001 the board of directors has conducted its business through meetings of the full board and through committees of the board. Our Bylaws required us to maintain the following committees: the audit committee, gaming committee, compensation committee, Class A director nomination committee, Class B director nomination committee and capital committee. In addition, we may form or maintain additional committees upon the affirmative vote of (1) a majority of the Class A directors then in office and (2) a majority of the Class B directors then in office. Pursuant to this authority, the board of directors established a counsel retention committee. During the fiscal year ended December 31, 2000, the board of directors held 9 meetings, and all directors who were serving on the board at the time of such meetings attended 100% of all meetings of the full board of directors except for Eddie Williams who attended 56% of the meetings. The alternate Class A director generally attends board meetings as an observer, but does not vote with the board. The audit committee held 5 meetings during fiscal 2000, the compensation committee held 4 meetings during fiscal 2000, and each of the gaming committee, compensation committee, Class A director nomination committee, Class B director nomination committee and capital committee held no meetings during fiscal 2000. The counsel retention committee did not meet during fiscal 2000.

         Audit Committee. The audit committee has consisted of the Class A directors and has had the power to undertake and complete an audit or investigation, at any time, into our business affairs. The audit committee is comprised of Edwin Jacobson (Chairman), Seth E. Lemler and Rudy J. Cerone.

         Gaming Committee. The gaming committee has supervised our day-to-day activities and, except with respect to certain significant transactions (as set out in our Restated Certificate of Incorporation), has and may exercise all of the powers of the board of directors in the management or direction of our business and affairs, not inconsistent, however, with any specific direction as the board of directors may give. The gaming committee consists of two Class B directors (or, if there is only one Class B director, such director); provided, however, that upon the occurrence of a flip event (as that term is defined in our Restated Certificate of Incorporation), the Class B directors will be replaced on the gaming committee by two Class A directors (or, if there is only one Class A director at such time, such director). The gaming committee is comprised of Philip G. Satre (Chairman) and Colin V. Reed.

         Compensation Committee. The compensation committee has consisted of the Class A directors and was empowered to act on our behalf in all matters regarding the compensation of officers and directors. The compensation committee was comprised of Seth E. Lemler (Chairman), Edwin Jacobson and Rudy J. Cerone.

         Nomination Committees. The Class A director nomination committee has consisted of the Class A directors whose terms do not expire at the next annual meeting of stockholders. It selects the person(s) to stand for election as Class A directors at each meeting of stockholders, and is comprised of Rudy J. Cerone and Seth E. Lemler. The Class B director nomination committee consists of the Class B directors whose terms do not expire at the next annual meeting of stockholders. It selects the person(s) to stand for election as Class B directors at each meeting of stockholders, and is comprised of Philip G. Satre and Colin V. Reed. The board of directors will also consider nominees recommended by stockholders.

     Capital Committee. The capital committee has consisted of one Class A director and one Class B director. After the date on which the completion guarantees (as that term is defined below) have been terminated, the capital committee is empowered to act on our behalf with respect to all changes to our capital budget and the capital budget of our subsidiary, Jazz Casino Company, between $250,000 and $2 million. The term "completion guarantees" means (1) the Notes Completion Guarantee dated as of October 30, 1998 by Harrah's Operating Company, Inc. and Harrah's Entertainment to Norwest Bank Minnesota, National Association, as trustee, (2) the Bank Completion Guarantee dated as of October 29, 1998 by Harrah's Operating Company and Harrah's Entertainment to Bankers Trust Company, as administrative agent for the lenders under our bank credit agreement, (3) the LGCB Completion Guarantee dated as of October 30, 1998 by Harrah's Operating Company and Harrah's Entertainment to the State of Louisiana and the Louisiana Gaming Control Board and (4) the RDC/City of New Orleans Completion Guarantee dated as of October 29, 1998 by Harrah's Operating Company and Harrah's Entertainment to the Rivergate Development Corporation and the city of New Orleans. The capital committee is comprised of Seth E. Lemler (Chairman) and Philip G. Satre.

     Counsel Retention Committee. The counsel retention committee has consisted of one Class A director and one Class B director and is empowered to approve our selection of legal counsel in connection with any matters, transaction or transactions with our affiliates that were not approved by us prior to or on October 30, 1998, and otherwise to consider any issues relating to retaining legal counsel that the counsel retention committee deems appropriate. The counsel retention committee is comprised of Colin V. Reed and Seth E. Lemler.

DIRECTOR COMPENSATION

       We have paid each director who is not our employee $40,000, per year plus $2,000 for each board meeting attended by the director and of $1,000 for each meeting of any committee of the board attended by the director. We have also paid these fees for each board meeting attended by the Class A director alternate. Each director also receives reasonable out-of-pocket expenses for attending board and committee meetings. In addition, we have paid similar expenses of the Class A director alternate. In addition, under our Non-Employee Director Stock Option Plan, each non-employee director was granted (1) an option to purchase 5,000 shares of class A common stock on the later of May 13, 1999, the date our stockholders approved the director stock option plan, or the date that the person first becomes a non-employee director and (2) an option to purchase 5,000 shares of class A common stock (a) as of the date following the first annual meeting of stockholders that occurs more than one year after the person first becomes a non-employee director and (b) on the day following each subsequent annual meeting of stockholders, if the person is serving as a non-employee director as of that date. These stock options were cancelled under the Plan of Reorganization. Pursuant to our Bylaws, directors who are employees of Harrah's Entertainment or certain affiliates of Harrah's Entertainment (including Messrs. Reed and Satre), receive no directors' fees or stock options.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY OF COMPENSATION

       The following table summarizes the compensation paid or accrued during 2000 to Frederick W. Burford, our President and Chief Executive Officer, and each of our other executive officers who served as an executive officer at December 31, 2000 and whose annual compensation and bonus was $100,000 or more during fiscal 2000. We refer to these four executive officers as the "named executive officers."


                                                                 SUMMARY COMPENSATION TABLE

                               Annual Compensation                    Long-Term Compensation Awards
                               -------------------                    -----------------------------
Name and                                                                         Restricted      Securities
Principal                                        Other Annual   Restricted         Stock         Underlying       All Other
Position           Year     Salary      Bonus    Compensation   Cash Awards      Awards (1)     Options (1)     Compensation
- --------           ----     ------      -----    ------------   -----------      ----------     -----------     ------------
Frederick W.
Burford            2000     $278,481    $68,750              -    $398,750(2)     $138,000(3)               -      $10,743 (6)
    President      1999     $260,000   $130,000        $35,063              -     $323,125(4)        $115,000       $6,866 (5)
                   1998      $39,000    $95,335              -              -               -               -          $44 (8)
                                 (7)

L. Camille         2000     $151,260    $13,250              -    $112,500(2)      $34,500(3)               -      $10,485(12)
Fowler (9)         1999     $145,000    $50,750              -              -      $88,125(4)         $31,500       $8,966(10)
Vice President -   1998      $21,750    $30,000              -              -               -               -         $669(11)
Finance,
 Treasurer and
 Secretary

Fred J. Keeton     2000     $137,976    $24,500              -    $105,000(2)      $27,600(3)               -          $25 (8)
(10)               1999      $64,904    $79,092   $22,847 (14)              -      $52,875(4)         $19,000         $266 (8)
Vice President-    1998            -    $40,747              -              -               -               -          $44 (8)
 Business
 Affairs

Thomas M.          2000     $179,681   $137,131              -    $185,725(2)               -               -      $33,199(17)
Morgan (15)        1999            -          -   $25,665 (16)              -               -               -                -
Vice President -
Development


- ----------

(1) These restricted stock awards and options were eliminated as of March 29, 2001 as a result of our Plan of Reorganization.

(2) On November 30, 2000, we granted restricted cash awards under the provisions of our 1998 Long Term Incentive Plan, which vest ratably over four years with the first installment payment to be made on January 1, 2002. The Board of Directors resolved to defer the decision on whether the form of the award would be in cash or stock until after the conclusion of the reorganization. These awards have no legal or economic effect as a result of our Plan of Reorganization.

(3) On May 16, 2000, we granted restricted stock awards under the provisions of our 1998 Long Term Incentive Plan, which vest ratably over four years beginning on January 1, 2001.

(4) On April 29, 1999, we issued the following number of shares of restricted class A common stock to the following named executive officers: 55,000 shares to Mr. Burford, 15,000 shares to Ms. Fowler and 9,000 shares to Mr. Keeton. The amounts in the table above represent the fair value of the awards on the grant date. The officers can vote the stock and are eligible for any dividends paid on the stock but may not dispose of the shares until January 1, 2003, or earlier with respect to the following percentages of the shares upon our obtaining the following performance goals: (a) 33% of the shares upon the board of director's determination that our casino and its parking garage construction were completed by October 30, 1999 within budget; (b) 33% of the shares upon the board of director's determination that by November, 2000 (i) the master plan for the initial build-out and leasing of the second floor of our casino for non-gaming uses has been approved by us, as well as by the State of Louisiana and the City of New Orleans and (ii) certain minimum non-gaming entertainment activities are available on the second floor of the casino; and (c) 34% of the shares upon the board of directors determination that construction and leasing of the facilities to be built on our real property located on Fulton and Poydras Streets in the City of New Orleans has been substantially completed by November, 2001. As of March 2, 2000, 33% of each officer's shares of restricted stock vested and the restrictions thereon terminated. As of December 31, 1999, the value of the restricted stock awards were as follows: $154,688 for Mr. Burford, $42,188 for Ms. Fowler and $25,313 for Mr. Keeton.

(5) Consists of $6,600 of matching contributions made by us to our 401(k) plan based on a percentage of Mr. Burford's contributions to the 401(k) plan and $266 of insurance premiums paid by us for term life insurance for the benefit of Mr. Burford.

(6) Consists of $10,500 of matching contributions made by us to our 401(k) plan based on a percentage of Mr. Burford's contributions to the 401(k) plan and $4,242 on insurance premiums paid by us for term life insurance for the benefit of Mr. Burford.

(7) In connection with the consummation of the transactions contemplated by the plan of reorganization of Harrah's Jazz Company, Harrah's Jazz Finance Corp. and Harrah's New Orleans Investment Company, Mr. Burford served as a paid consultant to Harrah's Entertainment from March 1998 until October 1998. The compensation presented excludes $229,047 paid in 1998 by Jazz Casino Company, our wholly-owned subsidiary, to Harrah's

         Operating Company to reimburse Harrah's Operating Company for amounts paid to Mr. Burford for his services as a consultant in connection with the reorganization process.

(8) Consists of insurance premiums paid by us for term life insurance for the benefit of the named executive officer.

(9) Ms. Fowler served as the Director of Finance, Vice President, Secretary and Treasurer of Harrah's New Orleans Management Company until November 1998, when she was elected as our Vice President - Finance, Treasurer and Secretary.

(10) Consists of $8,700 of matching contributions made by us to our 401(k) plan based on a percentage of Ms. Fowler's contributions to the 401(k) plan and $266 of insurance premiums paid by us for term life insurance for the benefit of Ms. Fowler.

(11) Consists of matching contributions made by us to our 401(k) plan based on a percentage of Ms. Fowler's contributions to the 401(k) plan.

(12) Consists of $10,114 of matching contributions made by us to our 401(k) plan based on a percentage of Ms. Fowler's contributions to the 401(k) plan, $71 of insurance premiums paid by us for term life insurance for the benefit of Ms. Fowler and $300 reimbursement for financial consulting services.

(13) Mr. Keeton joined us in September 1998 as an officer that we leased from Harrah's Operating Company. From September 1998 to July 1, 1999, Mr. Keeton was employed by Harrah's Operating Company, from which we leased Mr. Keeton. The compensation presented excludes amounts that Jazz Casino Company paid Harrah's Operating Company to reimburse it for amounts paid to Mr. Keeton. For a description of this leasing arrangement, refer to "Certain Relationships and Related Transactions."

(14)     Includes $19,839 of rent for an apartment in New Orleans, Louisiana.

(15) Mr. Morgan joined us in January 1999 when he began serving in the capacity of an officer that we leased from Harrah's Operating Company. From January 1999 to January 2000, Mr. Morgan was employed by Harrah's Operating Company, from which we leased Mr. Morgan. The compensation presented excludes amounts that Jazz Casino Company paid Harrah's Operating Company to reimburse it for amounts paid to Mr. Morgan. For a description of this leasing arrangement, refer to "Certain Relationships and Related Transactions."

(16)     Includes $24,000 of rent for an apartment in New Orleans, Louisiana.

(17) Consists of $10,500 of matching contributions made by us to our 401(k) plan based on a percentage of Mr. Morgan's contributions to the 401(k) plan, $21 of insurance premiums paid by us for term life insurance for the benefit of Mr. Morgan, and $22,679 of rent for an apartment in New Orleans.

         OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES. The following table sets forth information regarding (a) the number of shares of class A common stock received upon exercise of options by the named executive officers during fiscal 1000, (b) the net value realized upon such exercise, (c) the number of unexercised options held at December 31, 2000 and (d) the aggregate dollar value of unexercised options held at December 31, 2000. The value of unexercised in-the-money options is equal to the difference between the option exercise price and the closing sale price of $.08 per share of class A common stock on the Over the Counter Bulletin Board trading system on December 31, 2000 multiplied by the number of shares underlying the option.


AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES


                                                            Number of Securities
                         Shares                            Underlying Unexercised              Value of Unexercised
                       Acquired on         Value                  Option at                  In-The-Money Options at
                        Exercise        Realized ($)         December 31, 1999 (#)             December 31, 1999 ($)
Name                      (#)              (#)             Exercisable/Unexercisable        Exercisable/Unexercisable
- ----                   -----------      ------------      --------------------------        -------------------------
Frederick W.                o                o                 92,000/23,000                          $/$
Burford

L. Camille Fowler           o                o                  25,200/6,300                          o/o

Fred J. Keeton              o                o                  15,200/3,800                          o/o

Thomas M. Morgan            o                o                      o/o                               o/o

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The following table sets forth certain information as of February 1, 2000 (unless otherwise indicated) regarding the beneficial ownership of our class A and class B common stock by (a) each person who is known by us to own more than 5% of either the class A or class B common stock, (b) each director and nominee for director, (c) each executive officer named in the Summary Compensation Table and (d) all directors and executive officers as a group. As of February 1, 2000, there were 5,777,890 shares of class A common stock and 4,452,623 shares of class B common stock outstanding.

       Pursuant to the rules of the SEC, the number of shares of class A and class B common stock beneficially owned by a specified person or group includes shares issuable pursuant to convertible securities, warrants and options held by the person or group that may be converted or exercised within 60 days after February 1, 2000. These shares are deemed to be outstanding for the purpose of computing the percentage of the class beneficially owned by the person or group but are not deemed to be outstanding for the purpose of computing the percentage of the class beneficially owned by any other person or group.

       The persons named in the table gave us the stock ownership information about themselves. Except as explained in the footnotes below, the named persons have sole voting and investment power with regard to the shares shown as beneficially owned by them.

                                     CLASS A COMMON STOCK         CLASS B COMMON STOCK
                                     --------------------         --------------------
                                     SHARES                       SHARES
NAME AND ADDRESS                     BENEFICIALLY   PERCENT OF    BENEFICIALLY   PERCENT OF
OF BENEFICIAL OWNER                      OWNED      CLASS OWNED       OWNED      CLASS OWNED
- -------------------                  ------------   -----------   ------------   -----------
Harrah's Entertainment, Inc.(1)                --            --      4,302,623          96.6%
Merrill Lynch & Co., Inc.(2)            1,042,654          18.1%            --            --
Merrill Lynch Corporate Bond
  Fund - High Income (3)                  732,105          12.7%            --            --
Colin V. Reed                                  --            --             --            --
Seth E. Lemler(4)                           5,000             *             --            --
Eddie N. Williams(4)                       12,000             *             --            --
Edwin Jacobson(4)                           5,000             *             --            --
Philip G. Satre                                --            --             --            --
Rudy J. Cerone (4)                          5,000             *             --            --
Frederick W. Burford(5)(6)                247,000           4.3%            --            --
L. Camille Fowler(5)(7)                    65,200           1.1%            --            --
Fred J. Keeton(5)(8)                       44,200             *             --            --
Thomas M.  Morgan                              --            --             --            --
All directors and executive
  officers as a group (ten                383,400           6.6%            --            --
  persons)(9)

- ----------
*        Represents less than 1.0%.

(1) Shares are held of record by Harrah's Entertainment's indirect wholly-owned subsidiary, Harrah's Crescent City Investment Company. Does not include shares of unclassified common stock issuable upon the exercise of a warrant held by Harrah's Crescent City Investment Company. For a description of this warrant, refer to "Certain Relationship and Related Transactions." The address of Harrah's Entertainment and Harrah's Crescent City Investment Company is 5100 West Sahara Boulevard, Suite 200, Las Vegas, Nevada 89140.

(2) According to Schedule 13G dated February 6, 2001. Merrill Lynch & Co., Inc., a parent holding company, holds shares of class A common stock through its indirectly-owned asset management subsidiaries, Merrill Lynch Investment Managers, L.P. and Fund Asset Management, L.P. Merrill Lynch Investment Managers, L.P. and Fund Asset Management, L.P. are investment advisers registered under Section 203 of the Investment Advisors Act of 1940, and act as investment advisors for certain investment companies registered under Section 8 of the Investment Company Act of 1940. Merrill Lynch & Co., Inc., through Merrill Lynch Investment Managers, L.P. and Fund Asset Management, L.P., shares voting and dispositive power, and disclaims beneficial ownership, with respect to all of the shares of class A common stock presented. The address of Merrill Lynch & Co., Inc. is World Financial Center, North Tower, 250 Vesey Street, New York, New York 10381.

(3) According to Schedule 13G dated February 6, 2001. Merrill Lynch Corporate Bond Fund - High Income shares voting and dispositive power, and disclaims beneficial ownership, with respect to all of the shares of class A common stock presented. The address of Merrill Lynch Corporate Bond Fund, Inc. is 800 Scudders Mill Road, Plainsboro, New Jersey 08536.

(4) Includes 5,000 shares issuable upon the exercise of presently exercisable outstanding stock options.

(5) Includes shares of restricted class A common stock issued on April 29, 1999, for which the officer has voting rights but does not have the right to dispose of the stock until we satisfy certain performance goals. For a description of these performance goals, refer to footnote 2 in the Summary Compensation Table included under the heading "Executive Compensation." As of March 2, 2000, the restrictions on the following number of each officers' shares of class A common stock terminated:

         o        18,150 shares for Mr. Burford

         o        4,950 shares for Ms. Fowler

         o        2,970 shares for Mr. Keeton

(6) Includes 92,000 shares issuable upon the exercise of presently exercisable outstanding stock options

(7) Includes 25,200 shares issuable upon the exercise of presently exercisable outstanding stock options.

(8) Includes 15,200 shares issuable upon the exercise of presently exercisable outstanding stock options.

(9) Includes 152,400 shares issuable upon the exercise of presently exercisable outstanding stock options.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       Harrah's Entertainment stock ownership. As of March 23, 2000, Harrah's Entertainment, through Harrah's Crescent City Investment Company, an indirect wholly-owned subsidiary of Harrah's Entertainment, owned 4,302,623 shares of class B common stock, or approximately 96.6% of all of the issued and outstanding shares of class B common stock, and approximately 42.6% of all of the issued and outstanding shares of class A and class B common stock. Accordingly, Harrah's Entertainment, through Harrah's Crescent City Investment Company, is able to elect all of the Class B directors, who, prior to the transition date, generally supervise our day-to-day activities. Further, Harrah's Crescent City Investment Company was granted a warrant entitling it, upon and after the transition date, to purchase shares of unclassified common stock such that, upon exercise of the warrant in its entirety, Harrah's Entertainment and its subsidiaries will own in the aggregate 50% of the then outstanding shares of unclassified common stock.

       Casino management agreement. Our subsidiary, Jazz Casino Company, and Harrah's New Orleans Management Company, an indirect wholly-owned subsidiary of Harrah's Entertainment, entered into a management agreement, dated as of October 29, 1998, under which Harrah's New Orleans Management Company was exclusively responsible for supervising and managing our casino's operations. During 1999 Jazz Casino Company reimbursed Harrah's New Orleans Management for $100,000 of travel expenses that it incurred in connection with managing the casino. In addition, as of December 31, 1999, Jazz Casino Company had deferred the payment of approximately $1.3 million in management fees payable to Harrah's New Orleans Management Company under the management agreement.

       Minimum payment and loan guarantees. Under the terms of Jazz Casino Company's casino operating contract with the Louisiana Gaming Control Board, Jazz Casino Company was required to obtain a guaranty in favor of the State of Louisiana by and through the Louisiana Gaming Control Board to assure payment of a $100 million minimum annual payment due to the State of Louisiana by Jazz Casino Company under its casino operating contract. On October 30, 1998, Jazz Casino Company entered into an agreement with Harrah's Entertainment and Harrah's Operating Company under which Harrah's Entertainment and Harrah's Operating Company agreed to provide this guaranty of the $100 million minimum payment obligation on an annual basis through March 31, 2004, which is subject to annual non-renewal in accordance with the terms of the agreement. As of December 31, 1999, Jazz Casino Company had deferred approximately $1.1 million in fees payable to Harrah's Entertainment and Harrah's Operating Company under the minimum payment guaranty agreement. To ensure that we had sufficient liquidity to satisfy our operating expenses, on February 28, 2000, Jazz Casino Company stopped making the required daily payment of the minimum payment obligation due to the Louisiana Gaming Control Board under the casino operating contract and on February 29, 2000, Harrah's Entertainment and Harrah's Operating Company, in accordance with their minimum payment guaranty, began making the required daily payment of the minimum payment obligation due to the Louisiana Gaming Control Board under the casino operating contract. Harrah's Entertainment and Harrah's Operating Company also provided a payment guarantee or "put" agreement for an aggregate principal amount of up to $166.5 million of our loans and/or stated amount of letters of credit under the Credit Agreement, dated as of October 29, 1998, among Jazz Casino Company, as borrower, JCC Holding Company, as guarantor, the banks parties thereto and Bankers Trust Company, as administrative agent. In exchange for this loan guaranty, Jazz Casino Company agreed to pay Harrah's Entertainment an annual credit support fee equal to 0.75% of the average aggregate principal amount of loans and/or stated amount of letters of credit that are guaranteed. As of December 31, 1999, Jazz Casino Company had deferred approximately $387,000 of fees payable to Harrah's Entertainment and Harrah's Operating Company under this loan guaranty.

       Completion guarantees. Pursuant to their completion guarantees, Harrah's Entertainment and Harrah's Operating Company agreed, among other things, to (1) fund Jazz Casino Company's working capital shortfalls until the date on which, among other things, the casino is equipped with the required furniture, fixtures and equipment and ready to open for business, the casino construction is substantially completed and initial casino operations have opened for business and (2) to guarantee that, at such time, Jazz Casino Company will have available for working capital $5 million of cash and an amount equal to $25 million (less up to $10 million for certain letters of credit issued under our credit agreement and borrowings thereunder to fund a bank account for the casino) available for immediate borrowing(s) under the working capital facility provided pursuant to our credit agreement.

       Pursuant to their completion guarantees, Harrah's Entertainment and Harrah's Operating Company also agreed to guarantee certain obligations of Jazz Casino Company including, among others, the following: (a) the obligation to complete and timely pay for the construction and equipping of the casino in accordance with the terms of (1) the Amended and Restated Lease Agreement, dated October 29, 1998, among Jazz Casino Company, the Rivergate Development Corporation and the City of New Orleans, as intervenor, (2) the General Development Agreement, dated October 29, 1998, among Jazz Casino Company, the Rivergate Development Corporation and the City of New Orleans, as intervenor,
(3) the indentures under which Jazz Casino Company's senior subordinated notes with contingent payments and its senior subordinated contingent notes are issued and (4) any applicable requirement of the Louisiana Gaming Control Board and (b) the obligation to maintain insurance coverage for, and prevent deterioration and unauthorized access to, the casino, and to pay on a timely basis certain amounts owing by Jazz Casino Company. Any expenditures made by Harrah's Entertainment or Harrah's Operating Company under these guarantees must be repaid by Jazz Casino Company pursuant to the Amended and Restated Subordinated Completion Loan Agreement, dated as of October 30, 1998, with Harrah's Entertainment and Harrah's Operating Company. We estimate that Jazz Casino Company will borrow an amount ranging from $5 million to $8 million under the completion loan agreement with Harrah's Entertainment and Harrah's Operating Company pursuant to their completion guarantees to fund the balance of the casino's construction and pre-opening costs.

       Construction lien indemnity obligations. Jazz Casino Company obtained a title insurance policy from First American Title Insurance Company for the premises underlying the casino leased by Jazz Casino Company and certain related leased property. Pursuant to the Amended and Restated Construction Lien Indemnity Obligation Agreement dated October 30, 1998 between Jazz Casino Company and Harrah's Operating Company, any expenditures made by Harrah's Operating Company under a construction lien indemnity agreement delivered by Harrah's Entertainment and Harrah's Operating Company to First American Title Insurance Company regarding mechanic's liens that claim priority to loans and reimbursement obligations for letters of credit under our credit agreement, Jazz Casino Company's senior subordinated notes with contingent payments or its senior subordinated contingent notes, will be deemed unsecured limited recourse indebtedness of Jazz Casino Company to Harrah's Operating Company, due and payable on demand.

       Junior subordinated credit facility and second floor construction and master plan financing. Harrah's Entertainment and Harrah's Operating Company have agreed to provide Jazz Casino Company with up to $22.5 million of subordinated financing under a junior subordinated credit facility. As of December 31, 2000, $25.2 million of principal was outstanding under the junior subordinated credit facility and Jazz Casino Company had accrued approximately $487,000 of interest payable under the facility. To fund the development of a master plan for the build out and leasing of the second floor of our casino for non-gaming entertainment uses and construction-related work that needed to take place on the second floor of our casino prior to its opening in order to prevent disruption to the casino's gaming operations, on October 26, 1999 our wholly-owned subsidiary, JCC Development Company, L.L.C., arranged to borrow up to $2 million from a subsidiary of Harrah's

Entertainment to fund these items. Borrowings under this loan bear interest at 9% per year, and, at JCC Development Company's option, may be repaid in cash or in kind. Principal and interest under this loan must be paid out of the permanent financing ultimately obtained for the completion of the second floor of the casino. As of December 31, 2000, approximately $1.7 million of principal and accrued interest were outstanding under this borrowing arrangement.

         Administrative services and executive leasing agreements. Pursuant to an administrative services agreement, during fiscal 2000 Harrah's Operating Company, a wholly-owned subsidiary of Harrah's Entertainment, provided various administrative systems and services (including, among others, accounting, payroll and risk management services, and human resources administration). Pursuant to the limited forbearance agreement described below, during fiscal 2000 Jazz Casino Company deferred the fees owed under this administrative services agreement.

         Slot machine lease. To finance the loading of the slot machines with approximately $6.0 million in coins, in a sale and leaseback transaction on October 20, 1999, Jazz Casino Company sold 1,085 of its slot machines to a subsidiary of Harrah's Entertainment for approximately $6.0 million. The Harrah's Entertainment subsidiary is leasing the slot machines back to Jazz Casino Company and Jazz Casino Company used the proceeds from the sale to fill the slot machines with coins. Pursuant to the limited forbearance agreement described below, during fiscal 2000, Jazz Casino deferred its lease payments to the Harrah's Entertainment subsidiary.

         Forbearance agreement. On February 29, 2000, Jazz Casino entered into a limited forbearance agreement with Harrah's New Orleans Management Company, the manager of our casino, and Harrah's Operating Company. Under this forbearance agreement, Harrah's Operating Company and/or Harrah's New Orleans Management Company agreed to forebear until August 1, 2000 the payment of the following items owed by Jazz Casino:

o rent and certain additional charges owed with respect to certain equipment used at the casino that Jazz Casino leases from Harrah's Operating Company;

o fees owed with respect to certain administrative services that Harrah's Operating Company provides Jazz Casino under an administrative services agreement; and

o certain costs, expenses and services for which Jazz Casino is required to reimburse Harrah's New Orleans Management Company under its management agreement.


As of December 31, 2000, Jazz Casino had deferred approximately $18.0 million in accordance with the forbearance agreement.

         Affiliate transactions and competition. Currently, the Chairman of the board, Colin V. Reed, is also (1) a member of Harrah's Entertainment's board of directors, (2) a member of Harrah's Entertainment's three-Executive Office of the President, and (3) Chief Financial Officer of Harrah's Entertainment . Colin
V. Reed is expected to continue to serve as a Class B director while also serving in these capacities with Harrah's Entertainment and Harrah's New Orleans Management Company. In addition, Eddie N. Williams, a Class B director, is a director of Harrah's Entertainment, and Philip G. Satre, a Class B director, is also (1) the Chairman of the board, Chief Executive Officer, and a member of the three-Executive office of the President of Harrah's Entertainment, and (2) the Chairman of the board and Chief Executive Officer of Harrah's New Orleans Management Company. Harrah's Entertainment owns or controls (indirectly through one or more subsidiaries or affiliates) dockside casinos in Vicksburg and Tunica, Mississippi, Shreveport, Louisiana, and two riverboat casinos in Lake Charles, Louisiana. Harrah's Entertainment (or one or more of its subsidiaries or affiliates) may also develop other casinos that may compete with our casino. As a result of Harrah's Entertainment's ownership of certain casinos that may, or currently, compete with our casino, together with the positions held by Messrs. Reed, Satre and Williams as both Class B directors and officers or directors of Harrah's Entertainment, a conflict of interest may be deemed to exist by reason of such persons' access to our information and business opportunities, any or all of which could be useful to one or more of its competing casinos. The indentures governing Jazz Casino Company's senior subordinated notes with contingent payments and senior subordinated contingent notes, its management agreement with Harrah's New Orleans Management Company and our credit agreement each impose restrictions on our ability to enter into transactions with affiliates, including Harrah's Entertainment. In addition, the board of directors has implemented procedures that require transactions with affiliates to be approved by disinterested directors. We cannot assure you, however, that the restrictions in these agreements or these procedures will successfully resolve conflicts of interest confronting us, or which we may confront.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) 1. Consolidated Financial Statements

         The following consolidated financial statements of JCC Holding Company and Subsidiaries and of Harrah's Jazz Company and Subsidiary are set forth in
Item 8 hereof:

         Financial statement of JCC Holding Company and Subsidiaries Report of Independent Public Accountants

                  Report of Independent Public Accountants

                  Consolidated Balance Sheets as of December 31, 2000 and 1999 and for the period from October 30, 1998 to December 31, 1998

                  Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000 and 1999 and for the period from October 30, 1998 to December 31, 1998.

                  Consolidated Statements of Cash Flows for the Years Ended December 31, 2000 and 1999 and the period from October 30, 1998 to December 31, 1998

                  Notes to Consolidated Financial Statements.

         Financial Statements of Harrah's Jazz Company and Subsidiary

                  Report of Independent Public Accountants

                  Consolidated Statements of Operations for the Ten Month Period Ended October 30, 1998

                  Period Ended October 30, 1998

                  Consolidated Statement of Partners Capital (Deficit) for the Ten Month Period ended October 30, 1998

                  Consolidated Statements of Cash Flows for the Ten Month Period ended October 30, 1998.

                  Notes to Consolidated Financial Statements.

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


    EXHIBIT
       NO.          DESCRIPTION                                           SEC DOCUMENT REFERENCE
   -----------      -----------                                           ----------------------
       2.01         Joint Plan of Reorganization under Chapter 11         Exhibit 2.2 to JCC Holding Company's Current Report
                    of the Bankruptcy Code as of February 8, 2001         on From 8-K dated March 29, 2001

       3.01         Certificate of Incorporation of JCC Holding           1-12095
                    Company                                               Exhibit 3.02 to Pre-Effective Amendment No. 2 to JCC
                                                                          Holding Company's Registration Statement on Form 10

       3.02         Second Amended and Restated Bylaws of JCC             1-12095
                    Holding Company                                       Exhibit 3.05 to Pre-Effective Amendment No. 2 to JCC
                                                                          Holding Company's Registration Statement on Form 10

       3.03         Amendment No. 1 to Second Amended and Restated        1-12095
                    Bylaws of JCC Holding Company, L.L.C.                 JCC Holding Company Exhibit 3.03 to JCC Holding
                                                                          Company's Annual Report on Form 10-K for the Year
                                                                          Ended December 31, 1998

       4.01         Indenture, dated as of October 30, 1998 and           022-22289
                    effective through March 29, 2001, among Jazz          Exhibit T3C.2 to Post-Effective Amendment No. 1 to
                    Casino Company, L.L.C., as Issuer, JCC Holding        Jazz Casino Company, L.L.C.'s Application for
                    Company, JCC Development Company, L.L.C., CP          Qualification of Indentures on Form T-3
                    Development L.L.C. and FP Development L.L.C.,
                    as Guarantors, and Norwest Bank Minnesota,
                    National Association, as Trustee, with respect
                    to the Senior Subordinated Notes due 2009 with
                    Contingent Payments

       4.02         Indenture, dated as of October 30, 1998, and          022-22291
                    effective through March 29, 2001, among Jazz          Exhibit T3C.2 to Post-Effective Amendment No. 1 to
                    Casino Company, L.L.C., as Issuer, JCC Holding        Jazz Casino Company, L.L.C.'s Application for
                    Company, JCC Development Company, L.L.C. and          Qualification of Indentures on Form T-3
                    FP Development L.L.C., as Guarantors, and
                    Norwest Bank Minnesota, National Association,
                    as Trustee, with respect to the Senior
                    Subordinated Contingent Notes due 2009

       4.03         Indenture, dated as of October 30, 1998, and          1-12095
                    effective through March 29, 2001, among Jazz          Exhibit 4.04 to Pre-Effective Amendment No. 2 to JCC
                    Casino Company, L.L.C., as Issuer, JCC Holding        Holding Company's Registration Statement on Form 10
                    Company, as Guarantor, and Norwest Bank
                    Minnesota, National Association, as Trustee,
                    with respect to the 8% Convertible Junior
                    Subordinated Debentures due 2010

       4.04         Registration Rights Agreement among Jazz              1-12095
                    Casino Company, L.L.C., JCC Holding Company,          Exhibit 4.05 to Pre-Effective Amendment No. 2 to JCC
                    Salomon Smith Barney, Inc., Donaldson, Lufkin         Holding Company's Registration Statement of Form 10
                    & Jenrette Inc., BT Alex. Brown Incorporated,
                    Bankers Trust Company and First National Bank of
                    Commerce, dated as of October 30, 1998, and
                    effective through March 29, 2001

       4.05         Registration Rights Agreement between JCC             1-12095
                    Holding Company and Harrah's Crescent City            Exhibit 4.06 to Pre-Effective Amendment No. 2 to JCC
                    Investment Company, dated as of October 30,           Holding Company's Registration Statement of Form 10
                    1998, and effective through March 29, 2001

       4.06         Warrant Agreement between JCC Holding Company         1-12095
                    and Harrah's Crescent City Investment Company,        Exhibit 4.07 to Pre-Effective Amendment No. 2 to JCC
                    dated as of October 30, 1998, and effective           Holding Company's Registration Statement on Form 10
                    through March 29, 2001

       4.07         Subordinated Loan Agreement among Jazz Casino         1-12095
                    Company, L.L.C., Harrah's Operating Company,          Exhibit 4.08 to Pre-Effective Amendment No. 2 to JCC
                    Inc. and Harrah's Entertainment, Inc., dated          Holding Company' Registration Statement on Form 10
                    as of October 30, 1998, and effective through
                    March 29, 2001

       4.08         Intercreditor Agreement among Harrah's                1-12095
                    Entertainment, Inc., Harrah's Operating               Exhibit 4.09 to Pre-Effective Amendment No. 2 to JCC
                    Company, Inc., Bankers Trust Company, as              Holding Company's Registration Statement on Form 10
                    Administrative Agent, and Norwest Bank
                    Minnesota, National Association, as Trustee,
                    and the Bank of New York, as Collateral Agent,
                    acknowledged and agreed to by JCC Holding
                    Company, Jazz Casino Company, L.L.C., CP
                    Development, L.L.C., FP Development, L.L.C.
                    and JCC Development Company, L.L.C., dated as
                    of October 29, 1998, and effective through
                    March 29, 2001

       4.9          Credit Agreement ("Credit Agreement") among           1-12095
                    JCC Holding Company, Jazz Casino Company,             Exhibit 4.10 to Pre-Effective Amendment No. 2 to JCC
                    L.L.C., the Banks party thereto from time to          Holding Company's Registration Statement on Form 10
                    time, and Bankers Trust Company, as
                    Administrative Agent, dated as of October 29,
                    1998, and effective through March 29, 2001

       4.10         Third Waiver to Credit Agreement, dated               Exhibit 4.13 to JCC Holding Company's Annual Report
                    February 29, 2000, by and among JCC Holding           on Form 10-K for the year ended December 31, 1999
                    Company, Jazz Casino Company, L.L.C., various
                    lending institutions party to the Credit
                    Agreement and Bankers Trust Company, as
                    Administrative Agent, acknowledged and
                    consented to by Harrah's Entertainment, Inc.,
                    and Harrah's Operating Company, Inc.

       4.11         Waiver to Credit Agreement, dated June 29,            Exhibit 4.14 to JCC Holding Company's Quarterly
                    2000, by and among JCC Holding Company, Jazz          Report on Form 10-Q for the quarter ended June 30,
                    Casino Company, L.L.C., various lending               2000
                    institutions party to the Credit Agreement and
                    Bankers Trust Company, as Administrative Agent

       4.12         Waiver to Credit Agreement, dated July 20,            Exhibit to 4.15 to JCC Holding Company's Quarterly
                    2000, by and among JCC Holding Company, Jazz          Report on Form 10-Q for the quarter ended June 30,
                    Casino Company, L.L.C., various lending               2000
                    institutions party to the Credit Agreement and
                    Bankers Trust Company, as Administrative Agent

       4.13         Waiver to Credit Agreement, dated July 27,            Exhibit 4.16 to JCC Holding Company's Quarterly
                    2000, by and among JCC Holding Company, Jazz          Report on Form 10-Q for the quarter ended June 30,
                    Casino Company, L.L.C., various lending               2000
                    institutions party to the Credit Agreement and
                    Bankers Trust Company, as Administrative Agent

       4.14         Waiver to Credit Agreement, dated August 10,          Exhibit 4.17 to JCC Holding Company's Quarterly
                    2000, by and among JCC Holding Company, Jazz          Report on Form 10-Q for the quarter ended June 30,
                    Casino Company, L.L.C., various lending               2000
                    institutions party to the Credit Agreement and
                    Bankers Trust Company, as Administrative Agent

      10.01         Amended and Restated Lease Agreement among            1-12095
                    Rivergate Development corporation, as                 Exhibit 10.01 to Pre-Effective Amendment No. 2 to JCC
                    Landlord, and Jazz Casino Company, L.L.C., as         Holding Company's Registration Statement on Form 10
                    Tenant, and the City of New Orleans, as
                    Intervenor, dated October 29, 1998

      10.02         Amended and Renegotiated Casino Operating             1-12095
                    Contract among the State of Louisiana by and          Exhibit 10.05 to Pre-Effective Amendment No. 2 to JCC
                    through the Louisiana Gaming Control Board,           Holding Company's Registration Statement on Form 10
                    Harrah's Jazz Company, Jazz Casino Company,
                    L.L.C., and Harrah's New Orleans Management
                    Company and JCC Holding Company, as
                    Intervenors effective as of October 30, 1998

      10.03         Second Amended and Restated Management                1-12095
                    Agreement between Harrah's New Orleans                Exhibit 10.06 to Pre-Effective Amendment No. 2 to JCC
                    Management Company and jazz Casino Company,           Holding Company's Registration Statement on Form 10
                    L.L.C., acknowledged and consented to by
                    Rivergate Development corporation, as
                    Landlord, dated as of October 29, 1998

      10.04         Second Floor Non-Gaming Sublease Between Jazz         1-12095
                    Casino Company, L.L.C., as Sublessor, and JCC         Exhibit 10.07 to Pre-Effective Amendment No. 2 to JCC
                    Development Company, L.L.C., as Sublessee,            Holding Company's Registration Statement on Form 10
                    dated October 29, 1998

      10.05         JCC Holding Company 1998 Long-Term Incentive          1-12095
                    Plan                                                  Exhibit 10.20 to JCC Holding Company's Annual Report
                                                                          on Form 10-K for the Year Ended December 31, 1998

      10.06         Amended and Restated Open Access Plans of Jazz        1-12095
                    Casino Company, L.L.C., Submitted to the              Exhibit 10.37 to Pre-Effective Amendment No. 2 to JCC
                    council of the City of New Orleans on October         Holding Company's Registration Statement on Form 10
                    15, 1998


      10.07         Open Access Program                                   1-12095
                                                                          Exhibit 10.38 to Pre-Effective Amendment No.
                                                                          2 to JCC Holding Company's Registration
                                                                          Statement on Form 10

      10.08         1999 Non-Employee Director Stock Option Plan          1-12095
                                                                          Exhibit 10.20 to JCC Holding company's
                                                                          Annual Report on Form 10-K for the Year
                                                                          Ended December 31, 1998

      10.09         Employment Agreement, dated as of May 6, 1999,        Exhibit 10.40 to JCC Holding Company's
                    by and between JCC Holding Company and                Quarterly Report on Form 10-Q for the
                    Frederick W. Burford                                  Quarter Ended June 30, 1999

      10.10         Employment Agreement, dated as of August 25,          Exhibit 10.41 to JCC Holding Company's
                    1999, by and between JCC Holding Company and          Quarterly Report on Form 10-Q for the
                    L. Camille Fowler                                     Quarter Ended September 30, 1999

      10.11         First Amendment to Amended and Renegotiated           Exhibit 10.44 to JCC Holding Company's
                    Casino Operating Contract, dated October 19,          Annual Report on Form 10-K for the Year
                    1999, among the State of Louisiana, by and            Ended December 31, 1999
                    through the Louisiana Gaming control Board,
                    and Jazz Casino Company, L.L.C., agreed and
                    consented to by Harrah's Entertainment, Inc.
                    and Harrah's Operating Company, Inc.

      10.12         Agreement effective as of January 1, 1999 by          Exhibit 10.12 t JCC Holding Company's Annual Report
                    and between Jazz Casino Company, L.L.C. and           on Form 10-K for the Year Ended December 31, 1999
                    Thomas M. Morgan

      10.13*        Sublease Agreement by and between Jazz Casino
                    Company, L.L.C. and Sullivan Transfer Co.

      21.01*        List of subsidiaries of JCC Holding Company

      23.02*        Consent of Deloitte & Touche LLP, Independent
                    Public Accountants, dated March 30, 2001

* Filed herewith

     (b)  Reports on Form 8-K

          (1) On November 14, 2000, we filed a Current Report on Form 8-K describing a plan by our financial advisors to restructure our financial obligations. The plan included a provision to eliminate current equity holders through a bankruptcy proceeding. The date of the earliest event reported was November 13, 2000.

          (2) On November 16, 2000, we filed an amended Current Report on Form 8-K/A amending the November 14, 2000 filing to correct certain errors contained in the text. The date of the Earliest event reported was November 13, 2000.

          (3) On December 1, 2000, we filed a Current Report on Form 8-K disclosing that the American Stock Exchange delisted our stock based on the fact that we no longer met the Exchange's continued listing requirements. The date of the earliest event reported was November 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2001.

                                            JCC HOLDING COMPANY

                                            By:  /s/ FREDERICK W. BURFORD
                                              ----------------------------------
                                                     Frederick W. Burford
                                                President and Chief Executive
                                                            Officer

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2001.


                      SIGNATURE                                  TITLE
                      ---------                                  -----
              /s/ FREDERICK W. BURFORD                   President and Chief Executive Officer
- -----------------------------------------------------    (principal executive officer)
                Frederick W. Burford

                  /s/ COLIN V. REED                      Class B Director
- -----------------------------------------------------
                    Colin V. Reed

                 /s/ SETH E. LEMLER                      Class A Director
- -----------------------------------------------------
                   Seth E. Lemler

                 /s/ PHILIP G. SATRE                     Class B Director
- -----------------------------------------------------
                   Philip G. Satre

                 /s/ RUDY J. CERONE                      Class A Director
- -----------------------------------------------------
                   Rudy J. Cerone

                /s/ EDDIE N. WILLIAMS                    Class B Director
- -----------------------------------------------------
                  Eddie N. Williams

                 /s/ EDWIN JACOBSON                      Class A Director
- -----------------------------------------------------
                   Edwin Jacobson

                /s/ L. CAMILLE FOWLER                    Vice President -- Finance, Treasurer and
- -----------------------------------------------------    Secretary (principal financial and
                  L. Camille Fowler                      accounting officer)

                                 EXHIBIT INDEX

    EXHIBIT
       NO.          DESCRIPTION                                           SEC DOCUMENT REFERENCE
   -----------      -----------                                           ----------------------
       2.01         Joint Plan of Reorganization under Chapter 11         Exhibit 2.2 to JCC Holding Company's Current Report
                    of the Bankruptcy Code as of February 8, 2001         on From 8-K dated March 29, 2001

       3.01         Certificate of Incorporation of JCC Holding           1-12095
                    Company                                               Exhibit 3.02 to Pre-Effective Amendment No. 2 to JCC
                                                                          Holding Company's Registration Statement on Form 10

       3.02         Second Amended and Restated Bylaws of JCC             1-12095
                    Holding Company                                       Exhibit 3.05 to Pre-Effective Amendment No. 2 to JCC
                                                                          Holding Company's Registration Statement on Form 10

       3.03         Amendment No. 1 to Second Amended and Restated        1-12095
                    Bylaws of JCC Holding Company, L.L.C.                 JCC Holding Company Exhibit 3.03 to JCC Holding
                                                                          Company's Annual Report on Form 10-K for the Year
                                                                          Ended December 31, 1998

       4.01         Indenture, dated as of October 30, 1998 and           022-22289
                    effective through March 29, 2001, among Jazz          Exhibit T3C.2 to Post-Effective Amendment No. 1 to
                    Casino Company, L.L.C., as Issuer, JCC Holding        Jazz Casino Company, L.L.C.'s Application for
                    Company, JCC Development Company, L.L.C., CP          Qualification of Indentures on Form T-3
                    Development L.L.C. and FP Development L.L.C.,
                    as Guarantors, and Norwest Bank Minnesota,
                    National Association, as Trustee, with respect
                    to the Senior Subordinated Notes due 2009 with
                    Contingent Payments

       4.02         Indenture, dated as of October 30, 1998, and          022-22291
                    effective through March 29, 2001, among Jazz          Exhibit T3C.2 to Post-Effective Amendment No. 1 to
                    Casino Company, L.L.C., as Issuer, JCC Holding        Jazz Casino Company, L.L.C.'s Application for
                    Company, JCC Development Company, L.L.C. and          Qualification of Indentures on Form T-3
                    FP Development L.L.C., as Guarantors, and
                    Norwest Bank Minnesota, National Association,
                    as Trustee, with respect to the Senior
                    Subordinated Contingent Notes due 2009

       4.03         Indenture, dated as of October 30, 1998, and          1-12095
                    effective through March 29, 2001, among Jazz          Exhibit 4.04 to Pre-Effective Amendment No. 2 to JCC
                    Casino Company, L.L.C., as Issuer, JCC Holding        Holding Company's Registration Statement on Form 10
                    Company, as Guarantor, and Norwest Bank
                    Minnesota, National Association, as Trustee,
                    with respect to the 8% Convertible Junior
                    Subordinated Debentures due 2010

       4.04         Registration Rights Agreement among Jazz              1-12095
                    Casino Company, L.L.C., JCC Holding Company,          Exhibit 4.05 to Pre-Effective Amendment No. 2 to JCC
                    Salomon Smith Barney, Inc., Donaldson, Lufkin         Holding Company's Registration Statement of Form 10
                    & Jenrette Inc., BT Alex. Brown Incorporated,
                    Bankers Trust Company and First National Bank of
                    Commerce, dated as of October 30, 1998, and
                    effective through March 29, 2001

       4.05         Registration Rights Agreement between JCC             1-12095
                    Holding Company and Harrah's Crescent City            Exhibit 4.06 to Pre-Effective Amendment No. 2 to JCC
                    Investment Company, dated as of October 30,           Holding Company's Registration Statement of Form 10
                    1998, and effective through March 29, 2001

       4.06         Warrant Agreement between JCC Holding Company         1-12095
                    and Harrah's Crescent City Investment Company,        Exhibit 4.07 to Pre-Effective Amendment No. 2 to JCC
                    dated as of October 30, 1998, and effective           Holding Company's Registration Statement on Form 10
                    through March 29, 2001

       4.07         Subordinated Loan Agreement among Jazz Casino         1-12095
                    Company, L.L.C., Harrah's Operating Company,          Exhibit 4.08 to Pre-Effective Amendment No. 2 to JCC
                    Inc. and Harrah's Entertainment, Inc., dated          Holding Company' Registration Statement on Form 10
                    as of October 30, 1998, and effective through
                    March 29, 2001

       4.08         Intercreditor Agreement among Harrah's                1-12095
                    Entertainment, Inc., Harrah's Operating               Exhibit 4.09 to Pre-Effective Amendment No. 2 to JCC
                    Company, Inc., Bankers Trust Company, as              Holding Company's Registration Statement on Form 10
                    Administrative Agent, and Norwest Bank
                    Minnesota, National Association, as Trustee,
                    and the Bank of New York, as Collateral Agent,
                    acknowledged and agreed to by JCC Holding
                    Company, Jazz Casino Company, L.L.C., CP
                    Development, L.L.C., FP Development, L.L.C.
                    and JCC Development Company, L.L.C., dated as
                    of October 29, 1998, and effective through
                    March 29, 2001

       4.9          Credit Agreement ("Credit Agreement") among           1-12095
                    JCC Holding Company, Jazz Casino Company,             Exhibit 4.10 to Pre-Effective Amendment No. 2 to JCC
                    L.L.C., the Banks party thereto from time to          Holding Company's Registration Statement on Form 10
                    time, and Bankers Trust Company, as
                    Administrative Agent, dated as of October 29,
                    1998, and effective through March 29, 2001

       4.10         Third Waiver to Credit Agreement, dated               Exhibit 4.13 to JCC Holding Company's Annual Report
                    February 29, 2000, by and among JCC Holding           on Form 10-K for the year ended December 31, 1999
                    Company, Jazz Casino Company, L.L.C., various
                    lending institutions party to the Credit
                    Agreement and Bankers Trust Company, as
                    Administrative Agent, acknowledged and
                    consented to by Harrah's Entertainment, Inc.,
                    and Harrah's Operating Company, Inc.

       4.11         Waiver to Credit Agreement, dated June 29,            Exhibit 4.14 to JCC Holding Company's Quarterly
                    2000, by and among JCC Holding Company, Jazz          Report on Form 10-Q for the quarter ended June 30,
                    Casino Company, L.L.C., various lending               2000
                    institutions party to the Credit Agreement and
                    Bankers Trust Company, as Administrative Agent

       4.12         Waiver to Credit Agreement, dated July 20,            Exhibit to 4.15 to JCC Holding Company's Quarterly
                    2000, by and among JCC Holding Company, Jazz          Report on Form 10-Q for the quarter ended June 30,
                    Casino Company, L.L.C., various lending               2000
                    institutions party to the Credit Agreement and
                    Bankers Trust Company, as Administrative Agent

       4.13         Waiver to Credit Agreement, dated July 27,            Exhibit 4.16 to JCC Holding Company's Quarterly
                    2000, by and among JCC Holding Company, Jazz          Report on Form 10-Q for the quarter ended June 30,
                    Casino Company, L.L.C., various lending               2000
                    institutions party to the Credit Agreement and
                    Bankers Trust Company, as Administrative Agent

       4.14         Waiver to Credit Agreement, dated August 10,          Exhibit 4.17 to JCC Holding Company's Quarterly
                    2000, by and among JCC Holding Company, Jazz          Report on Form 10-Q for the quarter ended June 30,
                    Casino Company, L.L.C., various lending               2000
                    institutions party to the Credit Agreement and
                    Bankers Trust Company, as Administrative Agent

      10.01         Amended and Restated Lease Agreement among            1-12095
                    Rivergate Development corporation, as                 Exhibit 10.01 to Pre-Effective Amendment No. 2 to JCC
                    Landlord, and Jazz Casino Company, L.L.C., as         Holding Company's Registration Statement on Form 10
                    Tenant, and the City of New Orleans, as
                    Intervenor, dated October 29, 1998

      10.02         Amended and Renegotiated Casino Operating             1-12095
                    Contract among the State of Louisiana by and          Exhibit 10.05 to Pre-Effective Amendment No. 2 to JCC
                    through the Louisiana Gaming Control Board,           Holding Company's Registration Statement on Form 10
                    Harrah's Jazz Company, Jazz Casino Company,
                    L.L.C., and Harrah's New Orleans Management
                    Company and JCC Holding Company, as
                    Intervenors effective as of October 30, 1998

      10.03         Second Amended and Restated Management                1-12095
                    Agreement between Harrah's New Orleans                Exhibit 10.06 to Pre-Effective Amendment No. 2 to JCC
                    Management Company and jazz Casino Company,           Holding Company's Registration Statement on Form 10
                    L.L.C., acknowledged and consented to by
                    Rivergate Development corporation, as
                    Landlord, dated as of October 29, 1998

      10.04         Second Floor Non-Gaming Sublease Between Jazz         1-12095
                    Casino Company, L.L.C., as Sublessor, and JCC         Exhibit 10.07 to Pre-Effective Amendment No. 2 to JCC
                    Development Company, L.L.C., as Sublessee,            Holding Company's Registration Statement on Form 10
                    dated October 29, 1998

      10.05         JCC Holding Company 1998 Long-Term Incentive          1-12095
                    Plan                                                  Exhibit 10.20 to JCC Holding Company's Annual Report
                                                                          on Form 10-K for the Year Ended December 31, 1998

      10.06         Amended and Restated Open Access Plans of Jazz        1-12095
                    Casino Company, L.L.C., Submitted to the              Exhibit 10.37 to Pre-Effective Amendment No. 2 to JCC
                    council of the City of New Orleans on October         Holding Company's Registration Statement on Form 10
                    15, 1998


      10.07         Open Access Program                                   1-12095
                                                                          Exhibit 10.38 to Pre-Effective Amendment No.
                                                                          2 to JCC Holding Company's Registration
                                                                          Statement on Form 10

      10.08         1999 Non-Employee Director Stock Option Plan          1-12095
                                                                          Exhibit 10.20 to JCC Holding company's
                                                                          Annual Report on Form 10-K for the Year
                                                                          Ended December 31, 1998

      10.09         Employment Agreement, dated as of May 6, 1999,        Exhibit 10.40 to JCC Holding Company's
                    by and between JCC Holding Company and                Quarterly Report on Form 10-Q for the
                    Frederick W. Burford                                  Quarter Ended June 30, 1999

      10.10         Employment Agreement, dated as of August 25,          Exhibit 10.41 to JCC Holding Company's
                    1999, by and between JCC Holding Company and          Quarterly Report on Form 10-Q for the
                    L. Camille Fowler                                     Quarter Ended September 30, 1999

      10.11         First Amendment to Amended and Renegotiated           Exhibit 10.44 to JCC Holding Company's
                    Casino Operating Contract, dated October 19,          Annual Report on Form 10-K for the Year
                    1999, among the State of Louisiana, by and            Ended December 31, 1999
                    through the Louisiana Gaming control Board,
                    and Jazz Casino Company, L.L.C., agreed and
                    consented to by Harrah's Entertainment, Inc.
                    and Harrah's Operating Company, Inc.

      10.12         Agreement effective as of January 1, 1999 by          Exhibit 10.12 t JCC Holding Company's Annual Report
                    and between Jazz Casino Company, L.L.C. and           on Form 10-K for the Year Ended December 31, 1999
                    Thomas M. Morgan

      10.13*        Sublease Agreement by and between Jazz Casino
                    Company, L.L.C. and Sullivan Transfer Co.

      21.01*        List of subsidiaries of JCC Holding Company

      23.02*        Consent of Deloitte & Touche LLP, Independent
                    Public Accountants, dated March 30, 2001