Form 10-K/A
period 2000-12-31
JCC HOLDING CO
filed 2001-05-10
CIK 1021352

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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

                               JCC HOLDING COMPANY

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS



 ITEM                                                                   PAGE
NUMBER                                                                 NUMBER
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

         The management agreement called for the deferral of fees under certain circumstances. Under an agreement of limited forbearance, Harrah's Operating Company agreed to forego reimbursement under the administrative services agreement of the fees due it. The original agreement called for the fees to be forborne through August 1, 2000. The Manager and Harrah's Operating Company extended the forbearance through April 1, 2001. This arrangement was subject to the outcome of our bankruptcy proceedings, which revised the terms of the management agreement and the administrative services agreement, as described in our Plan of Reorganization.

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


 BALANCE SHEET DATA:
                                                                                      DECEMBER 31, 2000
                                                             --------------------------------------------------------------------
 ASSETS:                                                     Jazz Casino   JCC Holding    Guarantor                  Consolidated
                                                               Company       Company    Subsidiaries   Eliminations     Total
                                                             -----------   -----------  ------------   ------------  ------------
CURRENT ASSETS

Cash and cash equivalents                                    $    26,602   $        14   $        10   $        --   $    26,626
Accounts receivable, net of allowance for doubtful accounts        8,017            --             1        (1,746)        6,272
Inventories                                                          685            --            --            --           685
Prepaids and other assets                                          3,678            --            --            --         3,678
                                                             -----------   -----------   -----------   -----------   -----------
     TOTAL CURRENT ASSETS                                         38,982            14            11        (1,746)       37,261
                                                             -----------   -----------   -----------   -----------   -----------

Property and Equipment                                           151,735            --        15,547            --       167,282
Less - accumulated depreciation                                  (25,561)           --            --            --       (25,561)
                                                             -----------   -----------   -----------   -----------   -----------
     NET PROPERTY AND EQUIPMENT                                  126,174            --        15,547            --       141,721
                                                             -----------   -----------   -----------   -----------   -----------

OTHER ASSETS:
  Deferred operating contract                                     25,536            --            --            --        25,536
  Lease prepayments                                                6,312            --            --            --         6,312
  Deferred charges and other                                      10,589            --            42            --        10,631
                                                             -----------   -----------   -----------   -----------   -----------
     TOTAL OTHER ASSETS                                           42,437            --            42            --        42,479
                                                             -----------   -----------   -----------   -----------   -----------

                                                             -----------   -----------   -----------   -----------   -----------
     TOTAL ASSETS                                            $   207,593   $        14   $    15,600   $    (1,746)  $   221,461
                                                             ===========   ===========   ===========   ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Short-term borrowings                                        $    23,250   $        --   $        --   $        --   $    23,250
Accounts payable - trade                                             845           757           988        (1,746)          844
Accrued interest                                                   7,025            --            --            --         7,025
Accrued expenses                                                  12,270            30             1            --        12,301
Due to affiliate                                                  64,806            --            --            --        64,806
Preconfirmation contingencies                                      2,212            --            --            --         2,212
Other                                                              1,977            --            --            --         1,977
                                                             -----------   -----------   -----------   -----------   -----------
     TOTAL CURRENT LIABILITIES                                   112,385           787           989        (1,746)      112,415
                                                             -----------   -----------   -----------   -----------   -----------

Long-term Debt                                                   394,759            --         1,653            --       396,412
Due to affiliate                                                  20,943            --            25            --        20,968
Other long-term liabilities                                          339            --            --            --           339
Investment in subsidiaries                                                     307,900            --      (307,900)           --

STOCKHOLDER'S EQUITY (DEFICIT):
Class A common stock                                                  --            58            --            --            58
Class B common stock                                                  --            45            --            --            45
Additional paid in capital                                        94,926       108,268        13,187      (108,113)      108,268
Accumulated deficit                                             (415,759)     (417,044)         (254)      416,013      (417,044)
Less: Unearned compensation                                           --            --            --            --            --
                                                             -----------   -----------   -----------   -----------   -----------
Total Stockholder's equity (deficit)                            (320,833)     (308,673)       12,933       307,900      (308,673)
                                                             -----------   -----------   -----------   -----------   -----------

                                                             -----------   -----------   -----------   -----------   -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $   207,593   $        14   $    15,600   $    (1,746)  $   221,461
                                                             ===========   ===========   ===========   ===========   ===========

                                                                                      DECEMBER 31, 1999
                                                             --------------------------------------------------------------------
 ASSETS:                                                     Jazz Casino   JCC Holding    Guarantor                  Consolidated
                                                               Company       Company    Subsidiaries   Eliminations     Total
                                                             -----------   -----------  ------------   ------------  ------------
CURRENT ASSETS

Cash and cash equivalents                                    $    34,681   $         4   $         2   $        --   $    34,687
Accounts receivable, net of allowance for doubtful accounts        4,356            63            22        (1,264)        3,177
Inventories                                                          354            --            --            --           354
Prepaids and other assets                                          2,760            --            --            --         2,760
Property available for sale                                           --            --         4,831            --         4,831
                                                             -----------   -----------   -----------   -----------   -----------
     TOTAL CURRENT ASSETS                                         42,151            67         4,855        (1,264)       45,809
                                                             -----------   -----------   -----------   -----------   -----------

Property and Equipment                                           349,764            --        10,288            --       360,052
Less - accumulated depreciation                                   (4,179)           --            --            --        (4,179)
                                                             -----------   -----------   -----------   -----------   -----------
     NET PROPERTY AND EQUIPMENT                                  345,585            --        10,288            --       355,873
                                                             -----------   -----------   -----------   -----------   -----------

OTHER ASSETS:
  Deferred operating contract                                     68,182            --            --            --        68,182
  Lease prepayments                                               16,861            --            --            --        16,861
  Deferred charges and other                                      19,630            --            47            --        19,677
  Investment In subsidiaries                                          --        46,042                     (46,042)           --
                                                             -----------   -----------   -----------   -----------   -----------
     TOTAL OTHER ASSETS                                          104,673        46,042            47       (46,042)      104,720
                                                             -----------   -----------   -----------   -----------   -----------

                                                             -----------   -----------   -----------   -----------   -----------
     TOTAL ASSETS                                            $   492,409   $    46,109   $    15,190   $   (47,306)  $   506,402
                                                             ===========   ===========   ===========   ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Short-term borrowings                                        $    15,850   $        --   $        --   $        --   $    15,850
Accounts payable - trade                                           2,057           462           757        (1,264)        2,012
Accrued interest                                                   2,081            --            --            --         2,081
Accrued expenses                                                  20,761            30            --            --        20,791
Due to affiliate                                                   4,648            --            --            --         4,648
Preconfirmation contingencies                                      3,033            --            --            --         3,033
Other                                                              2,009            --            --            --         2,009
                                                             -----------   -----------   -----------   -----------   -----------
     TOTAL CURRENT LIABILITIES                                    50,439           492           757        (1,264)       50,424
                                                             -----------   -----------   -----------   -----------   -----------

Long-term debt                                                   367,018            --         1,204            --       368,222
Deferred income taxes                                             37,900            --            --            --        37,900
Due to affiliate                                                   4,283            --            19            --         4,302
Other long-term liabilities                                           --            --            --            --

STOCKHOLDER'S EQUITY (DEFICIT):
Class A common stock                                                  --            56            --            --            56
Class B common stock                                                  --            45            --            --            45
Additional paid in capital                                        94,926       108,539        13,185      (108,112)      108,538
Accumulated deficit                                              (62,095)      (62,817)           25        62,070       (62,817)
Less: Unearned compensation                                          (62)         (206)           --            --          (268)
                                                             -----------   -----------   -----------   -----------   -----------
Total stockholder's equity (deficit)                              32,769        45,617        13,210       (46,042)       45,554
                                                             -----------   -----------   -----------   -----------   -----------

                                                             -----------   -----------   -----------   -----------   -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $   492,409   $    46,109   $    15,190   $   (47,306)  $   506,402
                                                             ===========   ===========   ===========   ===========   ===========

                                                                                      DECEMBER 31, 1998
                                                             -------------------------------------------------------------------
 ASSETS:                                                     Jazz Casino   JCC Holding    Guarantor                 Consolidated
                                                               Company       Company    Subsidiaries   Eliminations     Total
                                                             -----------   -----------  ------------   ------------  -----------
CURRENT ASSETS

Cash and cash equivalents                                    $    25,506   $        --   $        --   $        --   $    25,506
Accounts receivable, net of allowance for doubtful accounts          127            --            --           (84)           43
Inventories                                                           --            --            --            --            --
Prepaids and other assets                                          1,666            --            32            --         1,698
Property available for sale                                           --            --            --            --            --
                                                             -----------   -----------   -----------   -----------   -----------
     TOTAL CURRENT ASSETS                                         27,299            --            32           (84)       27,247
                                                             -----------   -----------   -----------   -----------   -----------

Property and Equipment                                           205,529            --        13,200            --       218,729
Less - accumulated depreciation                                      (71)           --            --            --           (71)
                                                             -----------   -----------   -----------   -----------   -----------
     NET PROPERTY AND EQUIPMENT                                  205,458            --        13,200            --       218,658
                                                             -----------   -----------   -----------   -----------   -----------

OTHER ASSETS:
  Deferred operating contract                                     68,676            --            --            --        68,676
  Lease prepayments                                               16,985            --            --            --        16,985
  Deferred Charges and other                                      11,512            --            53            --        11,565
  Investment In subsidiaries                                                   104,720                    (104,720)           --
                                                             -----------   -----------   -----------   -----------   -----------
     TOTAL OTHER ASSETS                                           97,173       104,720            53      (104,720)       97,226
                                                             -----------   -----------   -----------   -----------   -----------

                                                             -----------   -----------   -----------   -----------   -----------
     TOTAL ASSETS                                            $   329,930   $   104,720   $    13,285   $  (104,804)  $   343,131
                                                             ===========   ===========   ===========   ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade                                     $       643   $        --   $        84   $       (84)  $       643
Accrued interest                                                   3,025            --            --            --         3,025
Accrued expenses                                                   4,145           310            --            --         4,455
Due to affiliate                                                     500            --            --            --           500
Preconfirmation Contingencies                                      6,679            --            --            --         6,679
                                                             -----------   -----------   -----------   -----------   -----------
     TOTAL CURRENT LIABILITIES                                    14,992           310            84           (84)       15,302
                                                             -----------   -----------   -----------   -----------   -----------

Long-term debt                                                   185,519            --            --            --       185,519
Deferred income taxes                                             37,900            --            --            --        37,900

STOCKHOLDER'S EQUITY (DEFICIT):
Class A common stock                                                  --            55            --            --            55
Class B common stock                                                  --            45            --            --            45
Additional paid in capital                                        94,900       107,987        13,187      (108,087)      107,987
Accumulated deficit                                               (3,381)       (3,677)           14         3,367        (3,677)
                                                             -----------   -----------   -----------   -----------   -----------
Total Stockholder's equity (deficit)                              91,519       104,410        13,201      (104,720)      104,410
                                                             -----------   -----------   -----------   -----------   -----------

                                                             -----------   -----------   -----------   -----------   -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $   329,930   $   104,720   $    13,285   $  (104,804)  $   343,131
                                                             ===========   ===========   ===========   ===========   ===========

STATEMENT OF OPERATIONS DATA:

                                                                           FOR THE YEAR ENDED DECEMBER 31, 2000
                                                             -------------------------------------------------------------------
                                                             Jazz Casino   JCC Holding    Guarantor                 Consolidated
                                                               Company       Company    Subsidiaries   Eliminations     Total
                                                             -----------   -----------  ------------   ------------  -----------
 REVENUES:
Casino                                                       $   245,473   $        --   $        --   $        --   $   245,473
Food and beverage                                                 20,356            --            --            --        20,356
Retail, parking, and other                                         9,798            --            23            --         9,821
Less: Casino promotional allowances                              (14,545)           --            --            --       (14,545)
                                                             -----------   -----------   -----------   -----------   -----------
     Total net revenues                                          261,082            --            23            --       261,105
                                                             -----------   -----------   -----------   -----------   -----------

OPERATING EXPENSES:
  Direct:
      Casino                                                     215,176            --            --            --       215,176
      Food and beverage                                           16,131            --            --            --        16,131
      Retail, parking and other                                    4,123            --            10            --         4,133
  General and administrative                                      85,951           286           150            --        86,387
  Depreciation and amortization                                   26,334            --             5            --        26,339
  Provision for asset impairment                                 258,674            --           138            --       258,812
  Equity in subsidiary losses                                         --       353,942            --      (353,942)           --
                                                             -----------   -----------   -----------   -----------   -----------
     Total operating expenses                                    606,389       354,228           303      (353,942)      606,978
                                                             -----------   -----------   -----------   -----------   -----------

OPERATING LOSS                                                  (345,307)     (354,228)         (280)      353,942      (345,873)
                                                             -----------   -----------   -----------   -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense, net of capitalized interest                  (46,668)                         --                     (46,668)
  Interest and other income                                          411                           2                         413
                                                             -----------   -----------   -----------   -----------   -----------
     Total other income (expense)                                (46,257)           --             2            --       (46,255)
                                                             -----------   -----------   -----------   -----------   -----------

LOSS BEFORE TAXES                                               (391,564)     (354,228)         (278)      353,942      (392,128)

 INCOME TAX BENEFIT                                               37,900            --            --            --        37,900

                                                             -----------   -----------   -----------   -----------   -----------
 NET LOSS                                                       (353,664)     (354,228)         (278)      353,942      (354,228)
                                                             ===========   ===========   ===========   ===========   ===========

                                                                           FOR THE YEAR ENDED DECEMBER 31, 1999
                                                             -------------------------------------------------------------------
                                                             Jazz Casino   JCC Holding    Guarantor                 Consolidated
                                                               Company       Company    Subsidiaries   Eliminations     Total
                                                             -----------   -----------  ------------   ------------  -----------
 REVENUES:
Casino                                                       $    38,005   $        --   $        --   $        --   $    38,005
Food and beverage                                                  3,693            --            --            --         3,693
Retail, parking, and other                                         1,796            --            23            --         1,819
Less: Casino promotional allowances                               (2,361)           --            --            --        (2,361)
                                                             -----------   -----------   -----------   -----------   -----------
     Total net revenues                                           41,133            --            23            --        41,156
                                                             -----------   -----------   -----------   -----------   -----------

OPERATING EXPENSES:
  Direct:
      Casino                                                      35,013            --            --            --        35,013
      Food and beverage                                            2,875            --            --            --         2,875
      Retail, parking and other                                    1,200            --            --            --         1,200
  General and administrative                                      15,602           437             7            --        16,046
  Depreciation and amortization                                    5,102            --             5            --         5,107
  Pre-opening Expenses                                            35,160            --            --            --        35,160
  Equity in subsidiary losses                                         --        58,703            --       (58,703)           --
                                                             -----------   -----------   -----------   -----------   -----------
     Total operating expenses                                     94,952        59,140            12       (58,703)       95,401
                                                             -----------   -----------   -----------   -----------   -----------

OPERATING LOSS                                                   (53,819)      (59,140)           11        58,703       (54,245)
                                                             -----------   -----------   -----------   -----------   -----------

REORGANIZATION ITEM                                                1,562            --            --            --         1,562

OTHER INCOME (EXPENSE):
  Interest expense, net of capitalized interest                   (6,869)           --            --            --        (6,869)
  Interest and other income                                          412            --            --            --           412
                                                             -----------   -----------   -----------   -----------   -----------
     Total other income (expense)                                 (6,457)           --            --            --        (6,457)
                                                             -----------   -----------   -----------   -----------   -----------

                                                             -----------   -----------   -----------   -----------   -----------
 NET LOSS                                                    $   (58,714)  $   (59,140)  $        11   $    58,703   $   (59,140)
                                                             ===========   ===========   ===========   ===========   ===========

                                                                 FOR THE PERIOD FROM OCTOBER 28, 1998 TO DECEMBER 31, 1998
                                                             ------------------------------------------------------------------
                                                             Jazz Casino   JCC Holding    Guarantor                Consolidated
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
                                                             ===========   ===========   ===========  ===========   ===========

STATEMENT OF CASH FLOW DATA:

                                                                          FOR THE YEAR ENDED DECEMBER 31, 2000
                                                            -------------------------------------------------------------------
                                                            Jazz Casino   JCC Holding    Guarantor                 Consolidated
                                                              Company       Company    Subsidiaries   Eliminations     Total
                                                            -----------   -----------  ------------   ------------  -----------
Cash Flows From Operating Activities:
  Net Loss                                                  $  (353,664)  $  (354,228)  $      (278)  $   353,942   $  (354,228)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation and amortization                               26,334            --             5            --        26,339
     Provision for asset impairment                             258,674            --           138            --       258,812
     Deferred income taxes                                      (37,900)           --            --            --       (37,900)
     Amortization of note discount                                5,369            --            --            --         5,369
     Deferred rent                                                1,624            --            --            --         1,624
     Provision for bad debts                                      1,770            --            --            --         1,770
     Equity in subsidiary losses                                     --       353,942            --      (353,942)           --
Changes in operating assets and liabilities:
     Accounts receivable                                         (5,368)           --            21           482        (4,865)
     Inventories                                                   (331)           --            --            --          (331)
     Prepaids and other assets                                     (918)           --            --            --          (918)
     Accounts payable - trade                                    (1,075)          296            93          (482)       (1,168)
     Accrued interest                                            19,523            --            --            --        19,523
     Accrued expenses                                            (7,653)           --             1            --        (7,652)
     Preconfirmation contingencies                                 (821)           --            --            --          (821)
     Due to affiliates                                           34,084            --             6            --        34,090
     Other current liabilities                                      (31)           --            --            --           (31)
                                                            -----------   -----------   -----------   -----------   -----------
       Net cash flows used in operating activities              (60,383)           10           (14)           --       (60,387)
                                                            -----------   -----------   -----------   -----------   -----------

Cash Flows From Investing Activities:
     Capital expenditures                                        (2,981)           --          (427)           --        (3,408)
     Increase in deferred charges and other assets               (1,218)           --            --            --        (1,218)
                                                            -----------   -----------   -----------   -----------   -----------
       Net cash flows used in investing activities               (4,199)           --          (427)           --        (4,626)
                                                            -----------   -----------   -----------   -----------   -----------

Cash Flows From Financing Activities:
     Net borrowings (repayments) of short-term borrowings         7,400            --            --            --         7,400
     Proceeds from notes payable to affiliate                    49,103            --           449            --        49,552
                                                            -----------   -----------   -----------   -----------   -----------
       Net cash flows provided by financing activities           56,503            --           449            --        56,952
                                                            -----------   -----------   -----------   -----------   -----------

Net increase (decrease) in cash and cash equivalents             (8,079)           10             8            --        (8,061)

Cash and cash equivalents, beginning of period                   34,681             4             2            --        34,687

                                                            -----------   -----------   -----------   -----------   -----------
Cash and cash equivalents, end of period                    $    26,602   $        14   $        10   $        --   $    26,626
                                                            ===========   ===========   ===========   ===========   ===========

                                                                          FOR THE YEAR ENDED DECEMBER 31, 1999
                                                            -------------------------------------------------------------------
                                                            Jazz Casino   JCC Holding    Guarantor                 Consolidated
                                                              Company       Company    Subsidiaries   Eliminations     Total
                                                            -----------   -----------  ------------   ------------  -----------

Cash Flows From Operating Activities:
  Net Loss                                                  $   (58,714)  $   (59,140)  $        11   $    58,703   $   (59,140)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation and amortization                                5,102            --             5            --         5,107
     Amortization of note discount                                  765            --            --            --           765
     Amortization of unearned compensation                           --           259            --            --           259
     Deferred rent                                                  226            --            --            --           226
     Write-off of preconfirmation contingencies                  (1,562)           --            --            --        (1,562)
     Loss on sale of property and equipment                          27            --            --            --            27
     Equity in subsidiary losses                                     --        58,703            --       (58,703)           --
Changes in operating assets and liabilities:
     Accounts receivable                                         (3,134)           --            --            --        (3,134)
     Inventories                                                   (354)           --            --            --          (354)
     Prepaids and other assets                                   (1,062)           --            --            --        (1,062)
     Accounts payable - trade                                       907           462            --            --         1,369
     Accrued interest                                            (5,855)           --            --            --        (5,855)
     Accrued expenses                                            16,616          (280)           --            --        16,336
     Preconfirmation contingencies                               (2,084)           --            --            --        (2,084)
     Due to affiliates                                            8,224            --            --            --         8,224
     Other current liabilities                                    2,009            --            --            --         2,009
                                                            -----------   -----------   -----------   -----------   -----------
       Net cash flows used in operating activities              (38,889)            4            16            --       (38,869)
                                                            -----------   -----------   -----------   -----------   -----------

Cash Flows From Investing Activities:
     Capital expenditures                                      (129,334)           --        (1,218)           --      (130,552)
     Proceeds from sale of property                               6,042            --            --            --         6,042
     Increase in deferred charges and other assets               (8,492)           --            --            --        (8,492)
                                                            -----------   -----------   -----------   -----------   -----------
       Net cash flows used in investing activities             (131,784)           --        (1,218)           --      (133,002)
                                                            -----------   -----------   -----------   -----------   -----------

Cash Flows From Financing Activities:
     Net borrowings (repayments) of short-term borrowings        15,850            --            --            --        15,850
     Proceeds from notes payable to affiliate                        --            --         1,204            --            --
     Proceeds from issuance of long-term debt                   163,998            --            --            --       165,202
                                                            -----------   -----------   -----------   -----------   -----------
       Net cash flows provided by financing activities          179,848            --         1,204            --       181,052
                                                            -----------   -----------   -----------   -----------   -----------

Net increase (decrease) in cash and cash equivalents              9,175             4             2            --         9,181

Cash and cash equivalents, beginning of period                   25,506            --            --            --        25,506

                                                            -----------   -----------   -----------   -----------   -----------
Cash and cash equivalents, end of period                    $    34,681   $         4   $         2   $        --   $    34,687
                                                            ===========   ===========   ===========   ===========   ===========

                                                                FOR THE PERIOD FROM OCTOBER 28, 1998 TO DECEMBER 31, 1998
                                                            -------------------------------------------------------------------
                                                            Jazz Casino   JCC Holding    Guarantor                 Consolidated
                                                              Company       Company    Subsidiaries   Eliminations     Total
                                                            -----------   -----------  ------------   ------------  -----------

 Cash Flows From Operating Activities:
   Net Loss                                                  $    (3,380)  $    (3,677)  $        13   $     3,367   $    (3,677)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
      Depreciation and amortization                                  110            --             1            --           111
      Equity in subsidiary losses                                     --         3,367            --        (3,367)           --
 Changes in operating assets and liabilities:
      Accounts receivable                                           (128)           --            --            85           (43)
      Prepaids and other assets                                   (1,603)           --           (31)           --        (1,634)
      Accounts payable - trade                                       643            --            85           (85)          643
      Accrued expenses                                             4,145           310            --            --         4,455
      Preconfirmation contingencies                              (68,750)           --            --            --       (68,750)
      Due to affiliates                                              500            --            --            --           500
                                                             -----------   -----------   -----------   -----------   -----------
        Net cash flows used in operating activities              (68,463)           --            68            --       (68,395)
                                                             -----------   -----------   -----------   -----------   -----------

 Cash Flows From Investing Activities:
      Capital expenditures                                       (27,011)           --           (15)                    (27,026)
      Increase in deferred charges and other assets               (5,647)           --           (53)           --        (5,700)
                                                             -----------   -----------   -----------   -----------   -----------
        Net cash flows used in investing activities              (32,658)           --           (68)           --       (32,726)
                                                             -----------   -----------   -----------   -----------   -----------

 Cash Flows From Financing Activities:
      Net borrowings (repayments) of short-term borrowings            --            --            --            --            --
      Proceeds from issuance of long-term debt                        --            --            --            --            --
                                                             -----------   -----------   -----------   -----------   -----------
        Net cash flows provided by financing activities               --            --            --            --            --
                                                             -----------   -----------   -----------   -----------   -----------

 Net increase (decrease) in cash and cash equivalents           (101,121)           --            --            --      (101,121)

 Cash and cash equivalents, beginning of period                  126,627            --            --                     126,627

                                                             -----------   -----------   -----------   -----------   -----------
 Cash and cash equivalents, end of period                    $    25,506   $        --   $        --   $        --   $    25,506
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

Name                                   Biographical Information
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

Name                                   Biographical Information
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


                                                                 SUMMARY COMPENSATION TABLE

                               Annual Compensation                    Long-Term Compensation Awards
                               -------------------                    -----------------------------
Name and                                                                         Restricted      Securities
Principal                                        Other Annual   Restricted         Stock         Underlying       All Other
Position           Year     Salary      Bonus    Compensation   Cash Awards      Awards (1)     Options (1)     Compensation
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


AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES


                                                            Number of Securities
                         Shares                            Underlying Unexercised              Value of Unexercised
                       Acquired on         Value                  Option at                  In-The-Money Options at
                        Exercise        Realized ($)         December 31, 1999 (#)             December 31, 1999 ($)
Name                      (#)              (#)             Exercisable/Unexercisable        Exercisable/Unexercisable
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

                                     CLASS A COMMON STOCK         CLASS B COMMON STOCK
                                     --------------------         --------------------
                                     SHARES                       SHARES
NAME AND ADDRESS                     BENEFICIALLY   PERCENT OF    BENEFICIALLY   PERCENT OF
OF BENEFICIAL OWNER                      OWNED      CLASS OWNED       OWNED      CLASS OWNED
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

                  Period Ended October 30, 1998

                  Consolidated Statement of Partners Capital (Deficit) for the Ten Month Period ended October 30, 1998

                  Consolidated Statements of Cash Flows for the Ten Month Period ended October 30, 1998.

                  Notes to Consolidated Financial Statements.

              Condensed Statements of Cash Flows for the Year Ended December 31, 2000 and 1999 and for the Period from October 30, 1998 to December 31, 1998.

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


    EXHIBIT
       NO.          DESCRIPTION                                           SEC DOCUMENT REFERENCE
    -------         -----------                                           ----------------------
      2.01          Joint Plan of Reorganization under Chapter 11         Exhibit 2.2 to JCC Holding Company's Current Report
                    of the Bankruptcy Code as of February 8, 2001         on Form 8-K dated March 29, 2001

      3.01*         Second Amended and Restated Certificate of
                    Incorporation of JCC Holding Company

      3.02*         Third Amended and Restated Bylaws of JCC
                    Holding Company

      4.01*         Indenture by and between Jazz Casino Company,
                    L.L.C., as Issuer, JCC Holding Company, JCC
                    Canal Development, L.L.C., JCC Fulton
                    Development, L.L.C., and JCC Development
                    Company, L.L.C., as Guarantors, and Wells
                    Fargo Bank Minnesota, National Association, as
                    Trustee dated as of March 30, 2001, relating to aggregate principal amount of $124,520,000
                    Senior Notes due 2008

      4.02* Registration Rights Agreement (Senior Notes), dated as of March 30, 2001, among Jazz Casino
                    Company, L.L.C., JCC Holding Company, JCC
                    Canal Development, L.L.C., JCC Fulton
                    Development, L.L.C., JCC Development Company,
                    L.L.C., and Bankers Trust Company and Harrah's
                    Entertainment, Inc.

      4.03* Registration Rights Agreement (Common Stock), dated as of March 30, 2001, among JCC Holding
                    Company, Bankers Trust Company and Harrah's
                    Entertainment, Inc.

      4.04*         Manager Subordination Agreement (Noteholders)

      4.05*         Intercreditor Agreement, dated as of March 30,
                    2001, among Harrah's Entertainment, Inc., and
                    Harrah's Operating Company, Inc., as the minimum payment guarantors, and, together with Harrah's New Orleans Management Company, Inc.
                    as the revolving lenders, Wells Fargo Bank
                    Minnesota, National Association, as trustee, for the holders from time to time of the Senior Notes, and the Bank of New York, as
                    Collateral Agent

      4.06*         Revolving Credit Agreement among Jazz Casino
                    Company, L.L.C., as borrower; JCC Holding
                    Company, JCC Canal Development L.L.C., JCC
                    Fulton Development, L.L.C. and JCC Development
                    Company, L.L.C., as guarantors; and Harrah's
                    Entertainment, Inc., Harrah's Operating
                    Company, Inc., and Harrah's New Orleans
                    Management Company, as lenders

      4.07* Pledge Agreement, dated as of March 30, 2001, among Harrah's Entertainment, Inc., and
                    Harrah's Operating Company, Inc., as the minimum payment guarantors, and, together with Harrah's New Orleans Management Company, Inc.
                    as the revolving lenders, Wells Fargo Bank
                    Minnesota, National Association, as trustee, for the holders from time to time of the Senior Notes, and the Bank of New York, as
                    Collateral Agent

      4.08*         Security Agreement, dated as of March 30,
                    2001, among JCC Holding Company, Jazz Casino
                    Company, L.L.C., and certain of their
                    subsidiaries, as assignors, Harrah's
                    Entertainment, Inc. and Harrah's Operating
                    Company, Inc., as the minimum payment
                    guarantors, and, together with Harrah's New
                    Orleans Management Company, Inc. as the
                    revolving lenders, Wells Fargo, as Trustee, for the holders from time to time of the Senior Notes, and the Bank of New York, as
                    Collateral Agent

      10.01*        First Amendment to Amended and Restated Lease
                    Agreement by and between Rivergate Development
                    corporation and Jazz Casino regarding Canal
                    Street Casino Property dated as of March 29,
                    2001

      10.02*        Second Amendment to Amended and Renegotiated
                    Casino Operating Contract between Jazz Casino
                    Company, L.L.C. and the State of Louisiana

      10.03*        Third Amendment to Amended and Renegotiated
                    Casino Operating Contract between Jazz Casino
                    Company, L.L.C. and the State of Louisiana dated as of March 29, 2001

      10.04*        Third Amended and Restated Management
                    Agreement between Jazz Casino Company, L.L.C.
                    and Harrah's New Orleans Management Company dated as of March 30, 2001

      10.05*        Amended and Restated HET/JCC Agreement among
                    Jazz Casino Company, L.L.C., Harrah's
                    Entertainment, Inc., Harrah's Operating
                    Company, Inc., and JCC Holding Company
                    regarding Minimum Payment Guaranty, dated as of March 30, 2001

      10.06         Second Floor Non-Gaming Sublease Between Jazz    1-12095
                    Casino Company, L.L.C., as Sublessor, and JCC    Exhibit 10.07 to Pre-Effective Amendment No. 2 to
                    Development Company, L.L.C., as Sublessee,       JCC Holding Company's Registration Statement on Form 10
                    dated October 29, 1998

      10.07         Amended and Restated Open Access Plans of Jazz   1-12095
                    Casino Company, L.L.C., submitted to the         Exhibit 10.37 to Pre-Effective Amendment No. 2 to
                    council of the City of New Orleans on October    JCC Holding Company's Registration Statement on Form 10
                    29, 1998

      10.08         Open Access Program                              1-12095
                                                                     Exhibit 10.38 to JCC Holding Company's Annual
                                                                     Report on Form 10-K for the Year Ended December 31, 1998

      10.09         Employment Agreement, dated as of May 6, 1999,   Exhibit 10.40 to JCC Holding Company's Quarterly
                    by and between JCC Holding Company and           Report on Form 10-Q for the Quarter Ended June 30, 1999
                    Frederick W. Burford

      10.10         Agreement effective as of January 1, 1999 by     Exhibit 10.12 to JCC Holding Company's Annual Report
                    and between Jazz Casino Company, L.L.C. and      on Form 10-K for the Year Ended December 31, 1999
                    Thomas M. Morgan

      10.11         Sublease Agreement by and between Jazz Casino    Exhibit 10.13 to JCC Holding Company's Annual Report
                    Company, L.L.C. and Sullivan Transfer Co.        on Form 10-K for the Year Ended December 31, 2000

      10.12*        Act of Mortgage and Collateral Assignment by
                    Jazz Casino Company, L.L.C.

      10.13*        Act of Mortgage and Collateral Assignment by
                    JCC Canal Development, L.L.C. in favor of The
                    Bank of New York as Collateral Agent for the present and future holders of the secured obligations

      10.14*        Act of Mortgage and Collateral Assignment by
                    JCC Fulton Development, L.L.C. in favor of The
                    Bank of New York as Collateral Agent for the present and future holders of the secured obligations

      10.15*        Act of Mortgage and Collateral Assignment by JCC
                    Development Company in favor of The Bank of New
                    York as Collateral Agent for the present and future holders of the secured obligations

      10.16*        Four Year Unconditional Minimum Payment
                    Guaranty Agreement from Harrah's Entertainment,
                    Inc. and Harrah's Operating Company, Inc., in favor of the State of Louisiana, dated as of March 29, 2001

      21.01         List of subsidiaries of JCC Holding Company      Exhibit 21.01 to JCC Holding Company's Annual Report
                                                                     on Form 10-K for the Year Ended December 31, 2000

      23.02         Consent of Deloitte & Touche LLP, Independent    Exhibit 23.02 to JCC Holding Company's Annual Report
                    Public Accountants, dated March 30, 2001         on Form 10-K for the Year Ended December 31, 2000

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2001.

                                            JCC HOLDING COMPANY

                                            By:  /s/ FREDERICK W. BURFORD
                                              ----------------------------------
                                                     Frederick W. Burford
                                                President and Chief Executive
                                                            Officer

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 30, 2001.


                      SIGNATURE                                  TITLE
                      ---------                                  -----
              /s/ FREDERICK W. BURFORD                   President and Chief Executive Officer
-----------------------------------------------------    (principal executive officer)
                Frederick W. Burford

               /s/ PHILLIP G. SATRE                      Class B Director
-----------------------------------------------------
                   Phillip G. Satre

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

                                 EXHIBIT INDEX

     EXHIBIT
       NO.          DESCRIPTION                                           SEC DOCUMENT REFERENCE
     -------        -----------                                           ----------------------
      2.01          Joint Plan of Reorganization under Chapter 11         Exhibit 2.2 to JCC Holding Company's Current Report
                    of the Bankruptcy Code as of February 8, 2001         on Form 8-K dated March 29, 2001

      3.01*         Second Amended and Restated Certificate of
                    Incorporation of JCC Holding Company

      3.02*         Third Amended and Restated Bylaws of JCC
                    Holding Company

      4.01*         Indenture by and between Jazz Casino Company,
                    L.L.C., as Issuer, JCC Holding Company, JCC
                    Canal Development, L.L.C., JCC Fulton
                    Development, L.L.C., and JCC Development
                    Company, L.L.C., as Guarantors, and Wells
                    Fargo Bank Minnesota, National Association, as
                    Trustee dated as of March 30, 2001, relating to aggregate principal amount of $124,520,000
                    Senior Notes due 2008

      4.02* Registration Rights Agreement (Senior Notes), dated as of March 30, 2001, among Jazz Casino
                    Company, L.L.C., JCC Holding Company, JCC
                    Canal Development, L.L.C., JCC Fulton
                    Development, L.L.C., JCC Development Company,
                    L.L.C., and Bankers Trust Company and Harrah's
                    Entertainment, Inc.

      4.03* Registration Rights Agreement (Common Stock), dated as of March 30, 2001, among JCC Holding
                    Company, Bankers Trust Company and Harrah's
                    Entertainment, Inc.

      4.04*         Manager Subordination Agreement (Noteholders)


      4.05*         Intercreditor Agreement, dated as of March 30,
                    2001, among Harrah's Entertainment, Inc., and
                    Harrah's Operating Company, Inc., as the minimum payment guarantors, and, together with Harrah's New Orleans Management Company, Inc.
                    as the revolving lenders, Wells Fargo Bank
                    Minnesota, National Association, as trustee, for the holders from time to time of the Senior Notes, and the Bank of New York, as
                    Collateral Agent

      4.06*         Revolving Credit Agreement among Jazz Casino
                    Company, L.L.C., as borrower; JCC Holding
                    Company, JCC Canal Development L.L.C., JCC
                    Fulton Development, L.L.C. and JCC Development
                    Company, L.L.C., as guarantors; and Harrah's
                    Entertainment, Inc., Harrah's Operating
                    Company, Inc., and Harrah's New Orleans
                    Management Company, as lenders

      4.07* Pledge Agreement, dated as of March 30, 2001, among Harrah's Entertainment, Inc., and
                    Harrah's Operating Company, Inc., as the minimum payment guarantors, and, together with Harrah's New Orleans Management Company, Inc.
                    as the revolving lenders, Wells Fargo Bank
                    Minnesota, National Association, as trustee, for the holders from time to time of the Senior Notes, and the Bank of New York, as
                    Collateral Agent

      4.08*         Security Agreement, dated as of March 30,
                    2001, among JCC Holding Company, Jazz Casino
                    Company, L.L.C., and certain of their
                    subsidiaries, as assignors, Harrah's
                    Entertainment, Inc. and Harrah's Operating
                    Company, Inc., as the minimum payment
                    guarantors, and, together with Harrah's New
                    Orleans Management Company, Inc. as the
                    revolving lenders, Wells Fargo, as Trustee, for the holders from time to time of the Senior Notes, and the Bank of New York, as
                    Collateral Agent

      10.01*        First Amendment to Amended and Restated Lease
                    Agreement by and between Rivergate Development
                    corporation and Jazz Casino regarding Canal
                    Street Casino Property dated as of March 29,
                    2001

      10.02*        Second Amendment to Amended and Renegotiated
                    Casino Operating Contract between Jazz Casino
                    Company, L.L.C. and the State of Louisiana

      10.03*        Third Amendment to Amended and Renegotiated
                    Casino Operating Contract between Jazz Casino
                    Company, L.L.C. and the State of Louisiana dated as of March 29, 2001

      10.04*        Third Amended and Restated Management
                    Agreement between Jazz Casino Company, L.L.C.
                    and Harrah's New Orleans Management Company dated as of March 30, 2001

      10.05*        Amended and Restated HET/JCC Agreement among
                    Jazz Casino Company, L.L.C., Harrah's
                    Entertainment, Inc., Harrah's Operating
                    Company, Inc., and JCC Holding Company
                    regarding Minimum Payment Guaranty, dated as of March 30, 2001

      10.06         Second Floor Non-Gaming Sublease Between Jazz    1-12095
                    Casino Company, L.L.C., as Sublessor, and JCC    Exhibit 10.07 to Pre-Effective Amendment No. 2 to
                    Development Company, L.L.C., as Sublessee,       JCC Holding Company's Registration Statement on Form 10
                    dated October 29, 1998

      10.07         Amended and Restated Open Access Plans of Jazz   1-12095
                    Casino Company, L.L.C., submitted to the         Exhibit 10.37 to Pre-Effective Amendment No. 2 to
                    council of the City of New Orleans on October    JCC Holding Company's Registration Statement on Form 10
                    29, 1998

      10.08         Open Access Program                              1-12095
                                                                     Exhibit 10.38 to JCC Holding Company's Annual
                                                                     Report on Form 10-K for the Year Ended December 31, 1998

      10.09         Employment Agreement, dated as of May 6, 1999,   Exhibit 10.40 to JCC Holding Company's Quarterly
                    by and between JCC Holding Company and           Report on Form 10-Q for the Quarter Ended June 30, 1999
                    Frederick W. Burford

      10.10         Agreement effective as of January 1, 1999 by     Exhibit 10.12 to JCC Holding Company's Annual Report
                    and between Jazz Casino Company, L.L.C. and      on Form 10-K for the Year Ended December 31, 1999
                    Thomas M. Morgan


      10.11         Sublease Agreement by and between Jazz Casino    Exhibit 10.13 to JCC Holding Company's Annual Report
                    Company, L.L.C. and Sullivan Transfer Co.        on Form 10-K for the Year Ended December 31, 2000

      10.12*        Act of Mortgage and Collateral Assignment by
                    Jazz Casino Company, L.L.C.

      10.13*        Act of Mortgage and Collateral Assignment by
                    JCC Canal Development, L.L.C. in favor of The
                    Bank of New York as Collateral Agent for the present and future holders of the secured obligations

      10.14*        Act of Mortgage and Collateral Assignment by
                    JCC Fulton Development, L.L.C. in favor of The
                    Bank of New York as Collateral Agent for the present and future holders of the secured obligations

      10.15*        Act of Mortgage and Collateral Assignment by JCC
                    Development Company in favor of The Bank of New
                    York as Collateral Agent for the present and future holders of the secured obligations

      10.16*        Four Year Unconditional Minimum Payment
                    Guaranty Agreement from Harrah's Entertainment,
                    Inc. and Harrah's Operating Company, Inc., in favor of the State of Louisiana, dated as of March 29, 2001

      21.01         List of subsidiaries of JCC Holding Company      Exhibit 21.01 to JCC Holding Company's Annual Report
                                                                     on Form 10-K for the Year Ended December 31, 2000

      23.02         Consent of Deloitte & Touche LLP, Independent    Exhibit 23.02 to JCC Holding Company's Annual Report
                    Public Accountants, dated March 30, 2001         on Form 10-K for the Year Ended December 31, 2000

* Filed herewith