Form 10-Q
period 2001-03-31
JCC HOLDING CO
filed 2001-05-15
CIK 1021352

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended                           MARCH 31, 2001
                                                                  --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from             to
                                        -----------    ------------

                         Commission File Number 1-12095
                                                -------

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

         Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date.

         The number of shares of the registrant's common stock outstanding at May 7, 2001 was 12,386,200.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                                 MARCH 31, 2000


                                      INDEX

                                                                                                PAGE
                                                                                               NUMBER
                                                                                               ------
SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS                                   2

PART I FINANCIAL INFORMATION                                                                     2

          Item 1. Financial Statements                                                           2

          Condensed Consolidated Balance Sheets as of
              March 31, 2001 and December 31, 2000 (Unaudited)                                   3

          Condensed Consolidated Statements of Operations for the
              Three Months Ended March 31, 2001 and 2000 (Unaudited)                             4

          Condensed Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 2001 and 2000 (Unaudited)                             5

          Notes to Condensed Consolidated Financial Statements (Unaudited)                       6

          Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                12

          Item 3. Quantitative and Qualitative Disclosures About Market Risk                     17

PART II OTHER INFORMATION                                                                        19

          Item 6. Exhibits and Reports on Form 8-K                                               19

SIGNATURES                                                                                       20

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q includes forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including in particular the statements about (1) our plans, objectives, expectations and prospects, (2) the development of non-gaming entertainment space on the second floor of the casino in New Orleans, Louisiana and of various adjacent properties for entertainment uses supporting the casino,
(3) adjustments to our operating expenses, debt and capital structure under our Plan of Reorganization, and (4) our ability to continue operations after the effective date of our Plan of Reorganization. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions identify forward-looking statements. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by such forward-looking statements are reasonable, such statements involve uncertainties and risks, and we cannot assure you that such plans, objectives, expectations and prospects will be achieved. Important factors that could cause actual results to differ materially from the results anticipated by the forward-looking statements include such matters as:

     o our ability to achieve sufficient revenues as we have been restructured pursuant to our Plan of Reorganization effective March 29, 2001, to meet our reduced but continuing obligations to the State of Louisiana, the City of New Orleans and our various other creditors, including, in particular, our minimum required annual payment to the State of Louisiana in the amount of the greater of $50 million ($60 million after our first year of operations following our reorganization) or 21.5% of our gross gaming revenues;

     o our ability to compete successfully in our market area with dockside gaming operations which are now permitted to remain dockside without the requirement of periodically traveling offshore; and

     o our ability to develop a sufficiently effective marketing plan to succeed in operating in an increasingly competitive regional gaming marketplace where we also compete with other entertainment alternatives, particularly in the City of New Orleans where we are located.

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                           MARCH 31,   DECEMBER 31,
                                                                              2001         2000
                                                                           ---------   ------------
                                     ASSETS

Current Assets:
   Cash and cash equivalents (includes restricted
      cash of $2,685 and $2,113, respectively)                             $  33,630    $  26,626
   Accounts receivable, net of allowance for doubtful
      accounts of $2,494 and  $1,958, respectively                             4,211        6,272
   Inventories                                                                   604          685
   Prepaids and other assets                                                   5,093        3,678
                                                                           ---------    ---------
         Total current assets                                                 43,538       37,261
                                                                           ---------    ---------
Property and Equipment:
   Buildings on leased land                                                  128,974      128,936
   Furniture, fixtures and equipment                                          26,487       22,492
   Property held for development                                              15,521       15,520
   Leasehold improvements                                                        245          245
   Construction in progress                                                       95           89
                                                                           ---------    ---------
         Total                                                               171,322      167,282
   Less - accumulated depreciation                                           (27,790)     (25,561)
                                                                           ---------    ---------
         Net property and equipment                                          143,532      141,721
                                                                           ---------    ---------

Other Assets:
   Deferred operating contract cost, net of accumulated
      amortization of $3,539  and $3,269, respectively                        25,266       25,536
   Lease prepayment, net of accumulated
      amortization of $882 and $816, respectively                              6,246        6,312
   Deferred charges and other, net of accumulated
      amortization of $1,750 and $1,567, respectively                         10,574       10,631
                                                                           ---------    ---------
         Total other assets                                                   42,086       42,479
                                                                           ---------    ---------
         Total Assets                                                      $ 229,156    $ 221,461
                                                                           =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Short-term borrowings - affiliate                                       $   8,000    $  23,250
   Accounts payable - trade                                                    1,735          844
   Accrued interest                                                               52        7,025
   Accrued expenses                                                           17,236       12,301
   Due to affiliates                                                           1,271       64,806
   Preconfirmation contingencies                                               6,262        2,212
   Other                                                                       2,038        1,977
                                                                           ---------    ---------
         Total current liabilities                                            36,594      112,415
                                                                           ---------    ---------

Long-term debt, net of discount (including debt to
         affiliates of $41,865 and $31,947, respectively)                    100,950      396,412
Due to affiliates                                                                 --       20,968
Other long-term liabilities                                                      390          339

Commitments and Contingencies

Stockholders' Equity (Deficit):
   Common Stock:
      Unclassified Common Stock (40,000 shares authorized;
         12,386 shares issued and outstanding; par value $.01 per share)         124           --
      Class A Common Stock (20,000 shares authorized; 5,778 shares
         issued and outstanding; par value $.01 per share)                        --           58
      Class B Common Stock (20,000 shares authorized; 4,453 shares
         issued and outstanding; par value $.01 per share)                        --           45
   Additional paid-in capital                                                 91,098      108,269
   Retained earnings (accumulated deficit) at March 31, 2001,
         after quasi-reorganization                                               --     (417,045)
                                                                           ---------    ---------
         Total stockholders' equity (deficit)                                 91,222     (308,673)
                                                                           ---------    ---------
         Total Liabilities and Stockholders' Equity                        $ 229,156    $ 221,461
                                                                           =========    =========


See Notes to Condensed Consolidated Financial Statements.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                           (DEBTORS-IN-
                                                            POSSESSION)
                                                           ------------
                                                             MARCH 31,       MARCH 31,
                                                               2001            2000
                                                           ------------    ------------
Revenues:
   Casino                                                  $     61,360    $     58,495
   Food and beverage                                              5,263           5,013
   Retail, parking and other                                      2,753           2,198
   Less - casino promotional allowances                          (5,485)         (4,728)
                                                           ------------    ------------
      Total Net Revenues                                         63,891          60,978
                                                           ------------    ------------

Operating Expenses:
   Direct:
      Casino                                                     52,960          53,442
      Food and beverage                                           3,849           3,850
      Retail, parking and other                                   1,257           1,157
   General and administrative                                    20,890          20,841
   Depreciation and amortization                                  2,531           5,897
                                                           ------------    ------------
      Total operating expenses                                   81,487          85,187
                                                           ------------    ------------

Operating Loss                                                  (17,596)        (24,209)
                                                           ------------    ------------

Reorganization Expenses                                        (100,429)             --

Other income (expense):
   Interest expense, net of capitalized interest                   (621)        (10,667)
   Interest and other income                                        191             126
                                                           ------------    ------------
      Total other income (expense)                                 (430)        (10,541)
                                                           ------------    ------------

Loss Before Extraordinary Item:                                (118,455)        (34,750)

   Extraordinary gain on early extinguishment of debt           213,448              --
                                                           ------------    ------------

Net Income (Loss)                                          $     94,993    $    (34,750)
                                                           ============    ============

Per Share Data:
   Loss before extraordinary item                          $      (9.56)   $      (3.44)

      Extraordinary gain on early extinguishment of debt   $      17.23              --
                                                           ------------    ------------

   Basic Net Income (Loss)                                 $       7.67    $      (3.44)
                                                           ============    ============

   Weighted Average Shares Outstanding                       12,386,200      10,090,937
                                                           ============    ============


See Notes to Condensed Consolidated Financial Statements.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                  (DEBTORS-IN-
                                                                   POSSESSION)
                                                                  ------------
                                                                    MARCH 31,    MARCH 31,
                                                                      2001         2000
                                                                  ------------   ---------
Cash Flows From Operating Activities:
   Net income (loss)                                                $  94,993    $ (34,750)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Depreciation and amortization                                     2,531        5,897
      Amortization of note discount                                    90,365        1,241
      Amortization of unearned compensation                                --           43
      Extraordinary gain on early extinguishment of debt             (213,448)          --
      Deferred rent                                                       284          423
      Provision for bad debts                                             640          355
   Changes in operating assets and liabilities:
      Accounts receivable                                               1,420       (1,994)
      Inventories                                                          81           18
      Prepaids and other assets                                        (1,415)        (388)
      Accounts payable - trade                                            891        3,904
      Accrued interest                                                     52        8,202
      Accrued expenses                                                  4,935       (5,119)
      Preconfirmation contingencies                                     4,050         (817)
      Due to affiliates                                                 8,143        8,377
      Other current liabilities                                            61          668
                                                                    ---------    ---------
         Net cash flows used in operating activities                   (6,417)     (13,940)
                                                                    ---------    ---------

Cash Flows From Investing Activities:
   Capital expenditures                                                  (198)      (1,539)
   Increase in deferred charges and other assets                         (126)        (304)
                                                                    ---------    ---------
         Net cash flows used in investing activities                     (324)      (1,843)
                                                                    ---------    ---------

Cash Flows From Financing Activities:
   Net borrowings (repayments) of short-term borrowings-affiliate       8,000       (6,350)
   Net Proceeds (repayments) from notes payable to affiliates           5,745        9,775
                                                                    ---------    ---------
         Net cash flows provided by financing activities               13,745        3,425
                                                                    ---------    ---------

Net increase (decrease) in cash and cash equivalents                    7,004      (12,358)

Cash and cash equivalents, beginning of period                         26,626       34,687
                                                                    ---------    ---------

Cash and cash equivalents, end of period                            $  33,630    $  22,329
                                                                    =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                      $     147    $     340


See Notes to Condensed Consolidated Financial Statements.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. ORGANIZATION, BASIS OF PRESENTATION AND BANKRUPTCY IN JANUARY 2001

         Defined terms used herein that are not specifically defined in this report have the meanings given to them in our Annual Report on Form 10-K filed previously with the SEC.

         ORGANIZATION. JCC Holding Company was incorporated under Delaware law on August 20, 1996. We are a casino and entertainment development company, and conduct business through our wholly-owned subsidiaries, Jazz Casino Company, L.L.C., JCC Development Company, L.L.C., JCC Canal Development, L.L.C., and JCC Fulton Development, L.L.C., all Louisiana limited liability companies. We began business operations in October 1998, when we assumed the business operations formerly owned by Harrah's Jazz Company, a general partnership, and its subsidiary, Harrah's Jazz Finance Corporation, which filed for relief under the United States Bankruptcy Code on November 22, 1995. Except as otherwise noted, for purposes of this report, references to the words "we", "us", and "our" refer to JCC Holding Company together with each of our subsidiaries.

         Our purpose is to operate and develop an exclusive land-based casino entertainment facility in New Orleans, Louisiana. Our casino commenced operations on October 28, 1999. We also plan to develop approximately 130,000 square feet of multipurpose non-gaming entertainment space on the second floor of the casino and develop various adjacent properties for entertainment uses supporting the casino. We have not obtained financing to fund these developments.

         BASIS OF PRESENTATION. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and notes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America. The results for the periods indicated are unaudited, but reflect all adjustments (consisting primarily of normal recurring accruals and reclassifying previously reported amounts to conform to current classifications) which management considers necessary for a fair presentation of operating results for the interim periods presented. However, the results of operations for the interim periods presented should not be used as a basis for estimating results of operations for a full year. These condensed consolidated financial statements and related notes should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2000.

         The Condensed Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 2001, have been presented as debtors-in-possession financial statements due to the fact that we were in bankruptcy proceedings from the period from January 4, 2001 to March 29, 2001, the effective date of consummation of our plan of reorganization. The transactions that took place during the remaining five days within the first quarter are deemed immaterial and did not warrant separate disclosure on the face of our Condensed Consolidated Statements of Operations and Cash Flows. Accordingly, the financial statements for the three months ended March 31, 2001 presented in this report are presented as if we had been debtors-in-possession for the full quarter.

         BANKRUPTCY IN JANUARY 2001. On January 4, 2001, we filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in order to allow restructuring of our obligations to the State of Louisiana and the City of New Orleans, long-term debt, bank credit facilities, and trade and other obligations. The filing was made in the U.S. Bankruptcy Court for the Eastern District of Louisiana in New Orleans. After the filing of the petition, we continued to operate as debtors-in-possession subject to the Bankruptcy Court's supervision and orders.

         Our plan of reorganization, which was approved by the Bankruptcy Court on March 19, 2001 and was consummated on March 29, 2001, resulted in, among other things, elimination of our then existing common stock and debt securities and the issuance of new common stock and debt securities to certain creditors. The consequences of our bankruptcy proceeding are reflected in the financial statements as of the effective date of our reorganization. The cancellation of non-affiliate debt and related accrued interest resulted in an extraordinary gain as of the effective date. During the first quarter of 2001, we recorded an extraordinary gain on the early extinguishment of our debt of $213.4 million. This gain arises from the discharge of $317.0 million of outstanding principal and interest due to non-affiliates under our senior subordinated notes with contingent payments due 2009, bank term loans, and convertible junior subordinated debentures, in exchange for new debt and equity securities with a fair value of $103.6 million. In addition, the cancellation of affiliate debt and other obligations resulted in an increase of $260.3 million to additional paid in capital as of the effective date of our reorganization. We did not meet the requirements to utilize fresh start reporting. Therefore, in accordance with Statement of Position 90-7: "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," our liabilities compromised by the confirmed Plan of Reorganization have been stated at the present value of the amounts to be paid, reorganization expenses have been separately disclosed and the forgiveness of debt has been reported as an adjustment to additional paid in capital and an extraordinary item on the face of the Condensed Consolidated Statements of Operations.

         Our plan of reorganization takes into account the reduction of our annual minimum payment obligations to the Louisiana Gaming Control Board to the greater of 21.5% of gross gaming revenue or a minimum payment of $50 million commencing April 1, 2001, through March 31, 2002, and $60 million each fiscal year thereafter. Under the plan, Harrah's Entertainment, Inc. ("Harrah's Entertainment" or "HET") and Harrah's Operating Company, Inc. ("Harrah's Operating Company" or "HOCI") have provided a new minimum payment guaranty to the Louisiana Gaming Control Board, which secures Jazz Casino's annual minimum payment obligation to the Louisiana Gaming Control Board pursuant to a new agreement among Harrah's Entertainment and Harrah's Operating Company and our subsidiary Jazz Casino Company, L.L.C. (the "new HET/JCC Agreement"). In exchange for providing a new minimum payment guaranty, Harrah's Entertainment and Harrah's Operating Company (and any substitute guarantor) will receive an annual guaranty fee from us. The obligations under the new HET/JCC Agreement are secured by, among other things, a first lien on substantially all of our assets (except our Casino Operating Contract with the State of Louisiana and the gross revenue share payments due to the State thereunder). Our reorganization plan also took into account a reduction of at least $5 million in the amounts required to be paid under our agreements with the City of New Orleans and the Rivergate Development Corporation.

         On the effective date of our plan of reorganization, our outstanding common stock consisted of 12,386,200 shares of new common stock. Under the plan of reorganization, in consideration of, among other things, Harrah's Entertainment's and Harrah's Operating Company's consent to the cancellation and extinguishment of all claims against us arising under our Revolving Credit Facility, the Tranche A-2 Term Loan, the Tranche B-2 Term Loan, the Slot Lease, the Junior Subordinated Credit Facility, the Completion Loan Guarantee, and the JCC Development promissory note, our manager, Harrah's New Orleans Management Company, Inc.'s, and its affiliates' agreement to waive all claims relating to existing defaults under our Management Agreement, the Administrative Services Agreement, the Forbearance Agreement, the Warrant Agreement, and any other pre-petition claims against us, and Harrah's Operating Company's agreement to contribute the slot machines used in our casino to JCC Holding, Harrah's Entertainment received 6,069,238 shares (49%) of our new common stock; holders of claims arising under the Tranche B-1 of the Bank Credit Facilities received 1,734,068 shares (14%) of our new common stock; and holders of claims arising under our Senior Subordinated Notes received 4,582,894 shares (37%) of our new common stock.

         In addition, we issued new term notes in the aggregate amount of $124.5 million (face value), which will mature 7 years from their issuance and bear interest at The London Interbank Offered Rate ("LIBOR") plus 275 basis points. The holders of claims arising under Tranches A-1, A-3 and B-1 of the Bank Credit Facilities received $55.0 million in new term notes; Harrah's Entertainment and its affiliates, as holders of claims arising under the HET/JCC Agreement and Tranche A-2 of the Bank Credit Facilities received $51.6 million in new term notes; and holders of claims arising under the Senior Subordinated Notes received $17.9 million in new term notes. All holders of casino operation related unsecured claims are being paid, in cash, the full amount of their claims.

         We have up to $35 million available for working capital purposes under a new revolving line of credit provided by Harrah's Entertainment. Our new revolving credit facility bears interest at a rate of LIBOR plus 3.00% per annum and will mature in 2006. The obligations under the credit facility are secured by substantially all of our assets (except our Casino Operating Contract with the State of Louisiana and the revenue share payments due to the State of Louisiana thereunder) and the casino's bankroll. Our new revolving credit facility is secured on a second lien priority basis, junior only to a lien securing certain obligations under the new HET/JCC Agreement pursuant to which Harrah's Entertainment agreed to provide a minimum payment guaranty. The new term notes are secured by liens on the same assets junior to our revolving credit facility lien.

         Our manager, Harrah's New Orleans Management Company, will continue to manage the casino pursuant to our management agreement which was amended in connection with our bankruptcy plan of reorganization. Under our amended management agreement, we have the right to terminate the management agreement if the casino fails to achieve adjusted earnings before interest, income taxes, depreciation, amortization and management fees ("EBITDAM") of not less than 85% for 2001, 84% for 2002, and 83% for 2003 and thereafter, of the adjusted EBITDAM forecast by the manager. The amount of the management fee previously paid to the manager was adjusted under the amended management agreement, and certain fees charged to the casino by the manager and its affiliates were eliminated.

         Upon the filing of our petitions for Chapter 11 reorganization, we required funds to meet certain postpetition financial obligations, including the minimum daily payments required under our casino operating contract and the payment obligations arising under our Rivergate Development Corporation Lease. To meet those cash needs, we arranged for a debtor-in-possession financing facility provided by Harrah's Entertainment and its affiliates, the terms of which were negotiated with Harrah's Entertainment prior to the date of filing our bankruptcy petition.

         REORGANIZATION ITEMS. During the first quarter of 2001, we incurred reorganization expenses of $100.4 million. These expenses include a $90.4 million charge to reflect the gross-up adjustment of the unamortized balance of the discount of the senior subordinated notes to record the amount of the allowed claim, which were cancelled as a result of our plan of reorganization. The remaining expenses are primarily made up of consulting and legal fees, issuance costs related to the new debt and equity securities, costs associated with contract rejections and retention bonuses.

         QUASI-REORGANIZATION. As of March 31, 2001, we effected a quasi-reorganization through the application of $322.1 million of our $413.1 million additional paid-in capital account balance to eliminate our accumulated deficit. Our board of directors decided to effect a quasi-reorganization given that we had completed its restructuring, obtained long-term financing and successfully emerged from bankruptcy on March 29, 2001.

         RECENTLY ISSUED PRONOUNCEMENTS. In the first quarter of 2001, the Emerging Issues Task Force ("EITF") reached a consensus on certain issues in EITF 00-22 "Accounting for "Points" and Certain Other Time-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." EITF 00-22 requires that cash rebates or refunds be shown as a reduction of revenues effective for quarters ending after February 15, 2001. We adopted the consensus provisions of EITF 00-22 in the first quarter of 2001. To be consistent with the 2001 presentation, various "cash back" rewards, previously shown as casino expenses, were reclassified as a reduction of net revenues in the first quarter of 2000. This did not have any effect on previously reported operating income or net income. The cash back rewards for the three months ended March 31, 2001 and 2000 were $866,000 and $1.6 million respectively.

NOTE 2. SHORT-TERM BORROWINGS

         Our new revolving credit facility provided on the effective date of our reorganization by Harrah's Entertainment provides Jazz Casino with up to $35 million of available credit to meet working capital requirements, including up to $10 million of availability for letters of credit. The new revolving credit facility bears interest at a rate of LIBOR plus 3.00% per annum and will mature in 2006. The credit facility is secured by substantially all of our assets (except the Casino Operating Contract with the State of Louisiana, our casino bankroll and the gross revenue share payments due to the State of Louisiana. The new revolving credit facility is secured on a second lien priority basis, junior only to a lien securing our obligations under the new HET/JCC Agreement (see
Note 1). As of May 11, 2001, outstanding borrowings under this revolving credit facility were $5.8 million, including $1.8 million of letters of credit.

NOTE 3. LONG-TERM DEBT

         On the effective date of our reorganization, our then existing long-term debt was cancelled. New term notes were issued in the aggregate principal (face) amount of $124.5 million that will mature seven years after the effective date (see Note 1) in connection with the cancellation of long-term debt and certain other obligations. The new term notes will pay interest semi-annually at LIBOR plus 2.75% per annum. In the first year, one half of the interest payments on the new term notes may be paid in kind and added to the principal at our option. Principal payments on the new term notes are amortized as follows: zero in the first year; 50% of free cash flow (as defined in the new term note agreement) in the second through fourth years; and $6 million annually in the fifth through seventh years, with all remaining unpaid principal payable at maturity. As of the effective date, the variable interest rate on the new term notes was considered by the Company to be lower than prevailing interest rates for debt with similar terms and credit ratings. In accordance with Statement of Position 90-7, the new term notes were valued based on discounting concepts to approximate their fair value (12.5% discount rate). We are also subject to numerous debt covenants under the new term note agreement.

NOTE 4. RELATED PARTY TRANSACTIONS

         AMENDED MANAGEMENT AGREEMENT. The casino's operations are managed by Harrah's New Orleans Management Company, a wholly-owned subsidiary of Harrah's Entertainment, pursuant to our amended management agreement. We have also contracted with Harrah's Operating Company to perform various administrative services pursuant to an administrative services agreement. Services to be provided under this agreement include accounting, computer processing, risk management, marketing and administration of certain human resource matters.

         On the effective date, all fees under our management agreement were waived and we entered into an amendment to the management agreement. Under the amended management agreement, the manager continues to be responsible for and have authority over, among other things:

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

         In addition, the manager and Harrah's Operating Company shall continue to provide the administrative services previously provided by Harrah's Operating Company under our administrative services agreement, which was terminated on the effective date of our reorganization, at no additional cost (other than the costs related to insurance and risk management services).

         Under our amended management agreement, as consideration for managing the casino, the manager is entitled to receive a management fee equal to thirty percent of EBITDAM. Under the amended management agreement, we are also required to reimburse Harrah's Entertainment for the cost of property level executive salaries previously funded by Harrah's Entertainment and to reimburse Harrah's Entertainment for insurance related to the casino and previously funded by Harrah's Entertainment on our behalf. Neither the manager or any of its affiliates is entitled to receive fees for services previously provided under our administrative service agreement, which services must now be provided at no additional cost (see Note 1).

         NEW HET/JCC AGREEMENT. On the effective date, our minimum payment loan along with the guaranty fees and related interest charges were cancelled and Harrah's Entertainment and Harrah's Operating Company received new notes and new common stock in the amount of $30.6 million (face value) and approximately 3.1 million shares, respectively. In addition, Jazz Casino entered into the New HET/JCC Agreement pursuant to which Harrah's Entertainment provides a minimum payment guaranty to the Louisiana Gaming Control Board. We procured an initial rolling, four-year minimum payment guaranty which guarantees the minimum payment required to be made to the Louisiana Gaming Control Board under our Casino Operating Contract, and are required to provide rolling, three year minimum payment guaranties thereafter. The initial minimum payment guaranty has been provided by Harrah's Entertainment, and guarantee the following amounts payable to the Louisiana Gaming Control Board:

   o     $50 million in the period April 1, 2001 to March 31, 2002;

   o     $60 million in the period April 1, 2002 to March 31, 2003;

   o     $60 million in the period April 1, 2003 to March 31, 2004; and

   o     $60 million in the period April 1, 2004 to March 31, 2005.

         Harrah's Entertainment and Harrah's Operating Company will receive an annual guaranty fee in the amount of two percent of the total amount at risk at such time under the minimum payment guaranty. The guaranty fees for the period through March 31, 2002 shall be deferred and become payable in four equal installments due on March 31, 2002, March 31, 2003, March 31, 2004, and March 31, 2005, provided that any then unpaid installments of the deferred guaranty fee for the period through March 31, 2002 shall be due and payable in full upon any termination of the amended management agreement. For any periods after March 31, 2002, the guaranty fee for the period April 1, 2002 to March 31, 2003 shall be due and payable on March 31, 2002; the guaranty fee for the period from April 1, 2003 to March 31, 2004 shall be due and payable on March 31, 2003; and the guaranty fee for the period from April 1, 2004 to March 31, 2005 shall be due and payable on March 31, 2004. Advances made by Harrah's Entertainment on our behalf pursuant to the New HET/JCC Agreement bears interest at the rate specified for loans under our new revolving credit facility (LIBOR plus 3.00% per annum) and are secured on a first lien priority basis by substantially all of our assets (except the Casino Operating Agreement, the casino bankroll and the gross revenue share payments due to the State of Louisiana).

         JUNIOR SUBORDINATED CREDIT FACILITY. Harrah's Entertainment and Harrah's Operating Company previously provided us with the $22.5 million junior subordinated credit facility. On the effective date of our reorganization, this junior subordinated credit facility was cancelled (see Note 1).

         PROMISSORY NOTE. Harrah's Operating Company previously provided our subsidiary, JCC Development, with loans evidenced by a $2 million promissory note. On the effective date, the promissory note documenting this loan was cancelled and all claims arising under the note were extinguished (see Note 1).

         HARRAH'S ENTERTAINMENT LOAN GUARANTEE. Harrah's Entertainment and Harrah's Operating Company previously provided a payment guaranty with respect to the Tranche A-2 and B-2 term loans and the revolving line of credit. On the effective date of our reorganization, this payment guaranty was cancelled along with the Tranche A-2 and B-2 term loans and the revolving credit facility (see
Note 1).

         AMENDED COMPLETION LOAN AGREEMENT. Harrah's Entertainment and Harrah's Operating Company previously provided us with draws on the previously available completion loan totaling $5.1 million. On the effective date of our reorganization, this completion loan was cancelled (see Note 1).

         EQUIPMENT LEASES. During 1999, we entered into a master lease agreement for approximately 1,900 slot machines with Harrah's Operating Company. On the effective date of our reorganization, the master lease agreement was cancelled. Harrah's Operating Company contributed the slot machines to us (see Note 1). The slot machines were recorded at an estimated fair value of $3.6 million.

         LIMITED FORBEARANCE AGREEMENT. On the effective date, our limited forbearance agreement with Harrah's Operating Company and Harrah's New Orleans Management Company was cancelled (see Note 1).

NOTE 5. INCOME TAXES

         We have available net operating loss carryforwards as of December 31, 2000, totaling approximately $202 million that expire beginning in 2018. In connection with our reorganization upon emergence from bankruptcy, we realized a gain from the extinguishment of certain indebtedness. This gain will not be taxable since the gain results from reorganization under the Bankruptcy Code. However, we are required, as of the beginning of our 2002 taxable year, to reduce net operating loss ("NOL") carryforwards or our depreciable asset basis, in an amount equal to such gain on extinguishment.

         Our reorganization upon emergence from bankruptcy constituted an ownership change under Section 382 of the Internal Revenue Code and therefore, our NOLs generated prior to the ownership change will be reduced for interest deductions taken with regard to the debt exchanged for equity in the reorganization.

NOTE 6. COMMITMENTS AND CONTINGENCIES

         CASINO OPERATING CONTRACT. Since the effective date of our reorganization, we have operated under an amended casino operating contract establishing the payments to the Louisiana Gaming Control Board at the greater of (i) 21.5% of gross gaming revenues from the casino in the applicable casino operating contract fiscal year or (ii) $50 million for the period from April 1, 2001 to March 31, 2002, and $60 million for each annual period thereafter. In addition, we must pay an override on gross gaming revenues equal to (i) 1.5% of gross gaming revenues in excess of $500 million, up to $700 million, (ii) 3.5% for gross gaming revenues in excess of $700 million, up to $800 million, (iii) 5.5% for gross gaming revenues in excess of $800 million, up to $900 million, and (iv) 7.5% for gross gaming revenues in excess of $900 million.

         We were required to procure an initial rolling, four-year minimum payment guaranty guaranteeing the minimum payments required to be made to the Louisiana Gaming Control Board under the casino operating contract, and must provide rolling, three-year minimum payment guaranties thereafter. By March 31 of each year (beginning with March 31, 2003), we must obtain a minimum payment guaranty (or extension thereof) extending the minimum payment guaranty to the third anniversary of such date, so that three years of future payments to the Louisiana Gaming Control Board are guaranteed. We need not procure the guaranty if our gross gaming revenue exceeds $350 million annually.

         In addition, as of the effective date of our reorganization, certain restrictions previously imposed on food and restaurant facilities, service, lodging and the sale of products not directly related to gaming operations have been modified (see Note 1).

         OTHER CONTINGENCIES. The enactment and implementation of gaming legislation in the State of Louisiana and the development of the casino and related facilities have been the subject of lawsuits, claims and delays brought about by various parties. In addition, we are involved in a number of legal proceedings and claims arising in the normal course of business. While we cannot predict the outcome of such legislative proceedings and litigation, we do not expect that the final outcome of these matters will materially and adversely affect our results of operations, cash flows, or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion and analysis of our financial position and operating results and our consolidated subsidiaries for the first quarter of 2001 and 2000, updates, and should be read in conjunction with, Management's Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

         We are a casino and entertainment development company. We were incorporated under Delaware law on August 20, 1996, and conduct business through our wholly-owned subsidiaries, Jazz Casino Company, JCC Development Company, JCC Canal Development and JCC Fulton Development. We began operations in October 1998, when we assumed the business operations formerly owned by Harrah's Jazz Company, a general partnership, and its subsidiary, Harrah's Jazz Finance Corporation, which filed for relief under the United States Bankruptcy Code on November 22, 1995.

         On January 4, 2001, we filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in order to allow restructuring of our obligations to the State of Louisiana and the City of New Orleans, long-term debt, bank credit facilities, and trade and other obligations. The filing was made in the U.S. Bankruptcy Court for the Eastern District of Louisiana in New Orleans. After the date of our bankruptcy filing, we continued to operate as debtors-in-possession subject to the Bankruptcy Court's supervision and orders.

         The consummation of a plan of reorganization was our primary objective during the quarter ended March 31, 2001. The plan, which was approved by the bankruptcy court on March 19, 2001 and was consummated on March 29, 2001 (the "Effective Date"), resulted in, among other things, elimination of our then existing common stock and debt securities and the issuance of new equity and debt securities to certain creditors. The consequences of this bankruptcy proceeding are reflected in the financial statements as of the effective date. The cancellation of non-affiliate debt and related accrued interest resulted in an extraordinary gain as of the effective date of our plan of reorganization. In addition, the cancellation of affiliate debt and other obligations resulted in an increase to additional paid in capital as of the effective date.

         We did not meet the requirements to utilize fresh start reporting. Therefore, in accordance with Statement of Position 90-7: "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," our liabilities compromised by the confirmed Plan of Reorganization have been stated at the present value of the amounts to be paid, reorganization expenses have been separately disclosed and the forgiveness of debt has been reported as an adjustment to additional paid in capital and an extraordinary item on the face of the Condensed Consolidated Statements of Operations.

RESULTS OF OPERATIONS

         TOTAL NET REVENUES. For the three months ended March 31, 2001 and 2000, net revenues were $63.9 million and $61.0 million respectively, representing an increase of $2.9 million (or 4.8%). The following table reflects the changes in revenues by category:

                                             FIRST QUARTER          PERCENTAGE
                                          --------------------       INCREASE/
(IN THOUSANDS)                              2001        2000         DECREASE
                                          --------    --------      ----------
Revenues:
   Casino                                 $ 61,360    $ 58,495         4.9%
   Food and beverage                         5,263       5,013         5.0%
   Retail, parking and other                 2,753       2,198        25.2%
   Less - casino promotional allowances     (5,485)     (4,728)       16.0%
                                          --------    --------
      Total Net Revenues                  $ 63,891    $ 60,978         4.8%
                                          ========    ========


         Casino revenue increased by 4.9% primarily due to a higher win per customer achieved by the casino. Food and beverage revenue increased by 5.0% primarily due to an increase in buffet pricing as well as an increase in the number of covers. Retail, parking, and other revenue increased by 25.2% primarily due to increased parking revenues as a result of a change in complimentary parking policies. This change also contributed, in part, to the 16.0% increase in casino promotional allowances. Increased customer loyalty rewards, including complimentaries related to beverage and meals also contributed to the increase.

         OPERATING EXPENSES. For the three months ended March 31, 2001 and 2000, we incurred operating expenses of $81.5 million and $85.2 million, respectively, resulting in operating losses of $17.6 million and $24.2 million. The following table calculates the changes in operating expenses by category:

                                              FIRST QUARTER         PERCENTAGE
                                          --------------------       INCREASE/
(IN THOUSANDS)                              2001        2000         DECREASE
                                          --------    --------      ----------
Operating Expenses:
   Direct:
      Casino                              $ 52,960    $ 53,442        (0.9)%
      Food and beverage                      3,849       3,850        (0.0)%
      Retail, parking and other              1,257       1,157         8.6%
   General and administrative               20,890      20,841         0.2%
   Depreciation and amortization             2,531       5,897       (57.1)%
                                          --------    --------
      Total operating expenses            $ 81,487    $ 85,187        (4.3)%
                                          ========    ========

         Casino operating expenses decreased 0.9% primarily due to decreased labor costs related to operational efficiencies achieved through improved staff scheduling practices, partially offset by increased marketing expenses. Food and beverage expenses remained relatively consistent as compared to the same period in the prior year. Retail, parking, and other expenses increased 8.6% primarily due to increases in cost of retail merchandise sold in the retail gift shop and increased labor costs in the employee cafeteria. General and administrative expenses remained relatively consistent with the same period last year. Depreciation expense decreased 57.1% due to the reduced basis of our assets as a result of the provision for asset impairment recorded in December 2000.

         REORGANIZATION ITEMS. During the first quarter of 2001, we incurred reorganization expenses of $100.4 million. These expenses include a $90.4 million charge to reflect the gross-up adjustment of the unamortized balance of the discount on the senior subordinated notes to record the amount at the allowed claim, which were cancelled as a result of our plan of reorganization. The remaining expenses are primarily made up of consulting and legal fees, issuance costs related to the new debt and equity securities, costs associated with contract rejections, and retention bonuses.

         OTHER INCOME (EXPENSE). For the three months ended March 31, 2001 and 2000, we incurred interest charges of $621,000 and $10.7 million, respectively. On January 4, 2001, we filed a voluntary bankruptcy petition and ceased recording interest expense related to our long-term debt and other obligations. Thus, the first quarter of 2001 includes only five days of interest expense on our long-term debt and other obligations, except for the debtor-in-possession loans made during the bankruptcy proceedings upon which interest accrued through March 29, 2001, the effective date of our reorganization.

         For the three months ended March 31, 2001 and 2000, we generated interest income of $191,000 and $126,000, respectively, attributable primarily to overnight repurchase investments of balances in our operating and capital reserve accounts.

         EXTRAORDINARY GAIN ON EARLY EXTINGUISHMENT OF DEBT. During the first quarter of 2001, we recorded an extraordinary gain on the early extinguishment of our debt of $213.4 million. This gain arises from the discharge of $317.0 million of outstanding principal and interest due to non-affiliates under our senior subordinated notes with contingent payments due 2009, convertible junior subordinated debentures and our bank term loans in exchange for new debt and equity securities with a fair value of $103.6 million.

LIQUIDITY AND CAPITAL RESOURCES

         REORGANIZATION OF OUR DEBT AND CAPITAL STRUCTURE. Because of our unsustainable operating results, on January 4, 2001, we filed a voluntary petition for Chapter 11 reorganization in the Bankruptcy Court for the Eastern District of Louisiana in New Orleans. Our plan of reorganization, which was approved by the Bankruptcy Court on March 19, 2001, and was consummated on March 29, 2001, reflects the reorganization of our debt and capital structure in conjunction with a reduction in our $100 million minimum annual payment to the State of Louisiana, a reduction in rent and certain other charges imposed by the City of New Orleans relief from certain additional financial obligations and relief from certain operating restrictions. The timing of this filing was in part the result of our need to conclude our reorganization process prior to March 31, 2001, to meet the obligations imposed by our casino operating contract with the State of Louisiana and prevent closure of the casino, as explained below.

         Our confirmed plan of reorganization resulted in, among other things, elimination of all of our common stock existing prior to March 29, 2001 and the issuance of new equity and debt securities to certain creditors in exchange for a reduction of our obligations to them. The casino remained open and continued operations during the bankruptcy proceedings. No disruptions in employment or operations were experienced.

         The following discussion of our performance should be read in conjunction with and in light of our plan of reorganization which was consummated on March 21, 2001.

         CAPITAL RESOURCES FOR CONSTRUCTION PROJECTS. From October 30, 1998 until the casino's opening on October 28, 1999, our principal capital requirements related to constructing the casino. As of March 31, 2001, all construction and pre-opening invoices had been paid. However, there are several remaining unresolved creditor claims from the 1995 bankruptcy of our predecessor, Harrah's Jazz Company. These claims total approximately $2 million and the funds we estimate to be necessary to settle the claims have been set aside.

         ADJUSTED EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AMORTIZATION, AND OTHER NON-RECURRING CHARGES. For the three months ended March 31, 2001, adjusted earnings before interest, taxes, depreciation, amortization, and other non-recurring charges ("adjusted EBITDA") improved $3.3 million (or 18.1%), to a loss of $14.9 million in the quarter ended March 31, 2001 from a loss of $18.2 million in the quarter ended March 31, 2000. The improvement in adjusted EBITDA is related primarily to increased casino revenues accompanied by operating efficiencies achieved in casino operations. Other non-recurring charges incurred during the first quarter of 2001 consisted of reorganization expenses of $100.4 million related to the bankruptcy proceedings and our plan of reorganization and an extraordinary gain on early extinguishment of debt of $213.4 million to account for the cancellation of our debt and common stock on March 29, 2001 and the issuance of new debt and equity securities effective on March 30, 2001.

         Adjusted EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating, investing and financing activities, which are determined in accordance with generally accepted accounting principles ("GAAP"), and it is included herein to provide additional information with respect to our ability to meet our future debt service, capital expenditure and working capital requirements. Although adjusted EBITDA is not necessarily a measure of our ability to fund our cash needs, management believes that adjusted EBITDA is a useful tool for measuring our ability to service our debt. Our definition of adjusted EBITDA may not be the same as that of similarly captioned measures used by other companies.

         WORKING CAPITAL FOR OPERATIONS. During the three months ended March 31, 2001 and 2000, we experienced operating losses before depreciation and amortization of $15.1 million and $18.3 million, respectively. A number of our contractual agreements contained provisions that allowed us to defer payment of certain operating expenses to help absorb these operating losses. Despite these deferrals, our obligations continued to exceed our revenues on a monthly basis. A description of the various deferral arrangements follows.

         As of March 29, 2001, we had deferred a total of $47.3 million of payments to our manager, Harrah's Operating Company and Harrah's Entertainment under the terms of the various agreements. These agreements were cancelled on March 29, 2001 in accordance with our plan of reorganization and the deferred amounts were eliminated.

         Additionally, a total of $28.5 million in interest payments related to our Senior Subordinated Notes Due 2009 with contingent payments and our Convertible Junior Subordinated Debentures had been paid in kind since October 1998. These debt securities were eliminated on the effective date of our reorganization in exchange for new debt and equity securities.

         Under our credit agreement, $25.0 million was available for working capital purposes under our revolving line of credit which was also used to partially cover operating losses. As of March 29, 2001, the outstanding balance under the revolving line of credit was $25.0 million, including outstanding letters of credit of $1.7 million. This credit agreement was cancelled on March 29, 2001 in accordance with our plan of reorganization and the outstanding principal balance on the revolving credit facility was eliminated in exchange for new equity securities.

         Under the HET/JCC agreement, advances by Harrah's Entertainment and Harrah's Operating Company under the minimum payment guaranty constituted a demand obligation and were secured by first priority liens on our assets. During various periods in 2000 and 2001, under the terms of the minimum payment guaranty, HOCI began making the minimum daily payments of approximately $274,000 due to the Louisiana Gaming Control Board under our casino operating contract in order to provide us with necessary working capital. As of March 29, 2001, Harrah's Entertainment and Harrah's Operating Company had advanced $51.8 million to the Louisiana Gaming Control Board on our behalf under the minimum payment guaranty. Prior to to the date of our bankruptcy filing on January 4, 2001, the principal balance outstanding was subject to interest at LIBOR plus 1%; subsequent to this date, the principal balance outstanding was subject to interest at Prime plus 2% (10.0% as of March 29, 2001). This agreement was amended and restated on March 29, 2001 in accordance with our plan of reorganization and the outstanding minimum payment guaranty fees were eliminated.

         In connection with our plan of reorganization, the claims of the various debt holders including the claims of our senior noteholders, our bank term loans and our revolving credit facility (including the amounts funded by Harrah's Entertainment pursuant to its guarantee) were settled in exchange for new term notes due 2008 issued by our subsidiary, Jazz Casino Company, LLC, with a face amount of $124.5 million and approximately 12.4 million shares of our common stock. Additionally, we have entered into an agreement with Harrah's Entertainment to provide us with a new $35 million revolving line of credit for the purpose of providing working capital for the business. The unsecured claims resulting from amounts owed to parties under the previous deferral arrangements were also eliminated.

         Our new term notes provide for quarterly interest payments at a rate equal to LIBOR plus 2.75% annually. During the first year 50% of the interest payments on the notes may be paid in kind at the borrower's option. Our new revolving credit agreement requires that we pay this interest in kind. Principal payments on these notes are to be made semi-annually on November 15 and May 15 of each year commencing November 2002. Until May 2005, the payments are calculated at 50% of semi annual free cash flow, as defined in the Indenture governing our new term notes. Commencing June 30, 2005, principal payments of $1.5 million per quarter are due, with one final payment of all amounts due at March 31, 2008.

         Our new revolving credit agreement is provided by Harrah's Operating Company and provides an available line of credit of up to $35 million, with a letter of credit sublimit of $10 million. Interest is payable at LIBOR plus 3%. The facility matures on March 30, 2006, subject to extension until March 30, 2007 at the borrower's option. The revolver will be used to fund our operating needs that are not fulfilled by cash flows from operations of our casino. As of May 11, 2001, outstanding borrowings under this revolving credit facility were $5.8 million, including $1.8 million of letters of credit.

         In addition to the capital and debt changes to our structure outlined above, some material reductions to our operating expense structure came about as a result of the implementation of our plan of reorganization, as discussed below.

         The gaming payments to the State of Louisiana required by our casino operating contract were reduced to the greater of 21.5% of gross gaming revenue or (i) $50 million in the first year ended March 31, 2002; or (ii) $60 million each fiscal year thereafter. The casino operating contract requires a rolling three year guaranty of this amount, with an initial four year unconditional guaranty. In connection with our plan of reorganization, we entered into the HET/JCC Agreement, pursuant to which Harrah's Entertainment has agreed to provide the initial four year unconditional guaranty of the required minimum payment to the State of Louisiana. Harrah's Entertainment will receive an annual fee from Jazz Casino in exchange for providing this guaranty. The obligations under this guaranty are secured by, among other things, a first lien on substantially all of our assets.

         Additionally, the City of New Orleans has agreed to reduce the payments required in connection with the city lease by $5 million per year. We entered into the amended Ground Lease whereby the City of New Orleans has agreed to designate the sources of the savings by July 13, 2001.

         Even taking into consideration the reduced liabilities and operating expenses as a result of the reorganization, we cannot assure that we will have sufficient liquidity to meet our obligations.

         CAPITAL EXPENDITURES. Pursuant to our Ground Lease with the Rivergate Development Corporation and the City of New Orleans, our management agreement with our manager and our casino operating contract, we established a capital replacement fund to fund the capital expenditures necessary to operate the casino. We were contractually required to fund monthly payments into the capital replacement fund in an aggregate amount equal to $3 million for the first 12 months following the casino's opening, $4 million for the second 12 months following the casino's opening, $5 million for the third 12 months following the casino's opening, and 2% of the gross revenues of the casino for each fiscal year thereafter. As of March 31, 2001, we had deposited $4.3 million into the interest-bearing capital reserve account and expended approximately $2.1 million.

         As a result of our plan of reorganization, we are now free to expand our seated buffet facilities from 250 to 400 seats and develop a restaurant with seating for 150 people. Our financing documents permit us to utilize up to $10 million of our revolving line of credit in addition to amounts in the capital replacement fund for this purpose. We have not yet determined how much capital will be required to expand our dining facilities. The remaining funds will need to be obtained from cash flow from operations or outside financing. We expect such expansion to begin in 2001.

         CAPITAL RESOURCES FOR DEVELOPMENT ACTIVITIES. In addition to the gaming related entertainment offered at the casino, as funding and circumstances may permit, we also plan to develop additional real estate in New Orleans for entertainment uses that support the casino. The second floor of our casino was constructed to the point at which the shell of the structure was complete when the casino opened in October 1999. The casino's second floor was planned to ultimately consist of approximately 130,000 square feet of multipurpose non-gaming entertainment space.

         We have spent approximately $1.7 million through March 31, 2001 towards developing a master plan for the build out and leasing of the second floor of the casino for non-gaming uses and for construction-related work that needed to take place on the second floor of the casino prior to opening the casino in order to prevent disruption to the casino's gaming operations. We intend to consider revising the master plan to include restaurant facilities now that the restrictions against us providing such facilities have been lessened as a result of our plan of reorganization. We arranged to borrow up to $2 million from a subsidiary of Harrah's Entertainment to fund these items. Our borrowings under this arrangement were subject to interest at 9% per year, and, at our option, could be paid in cash or in kind. Principal and interest under this loan could be paid out of the permanent financing ultimately obtained for the completion of the second floor of the casino. As of March 29, 2001, we had borrowed $1.7 million under this loan, which was eliminated on the effective date of our plan of reorganization. We presented a preliminary master plan governing the use of the second floor of the casino to the City of New Orleans on February 22, 2000 and are currently considering alternatives for financing of the remainder of this development. Without additional financing, we will be unable to build-out and develop the second floor of the casino. We have not obtained successful financing to fund these developments, and cannot assure that we will ever be able to do so.

         We also own the city block of historical buildings across the street from the casino and its garages, which we have planned to develop into other entertainment uses that support the casino. At this time, we have not completed our plans and have not obtained financing for this development.

         We also own the parcel of land across from the casino located at 3 Canal Place, adjacent to the Canal Place Shopping Center. On February 14, 2000, we entered into a contract to sell this property to Wyndham International, a hotel developer for $6.5 million, but have since rejected that contract under our Plan of Reorganization. A hearing to determine the final outcome of this contract is scheduled for June 6, 2001.

         QUASI-REORGANIZATION. As of March 31, 2001, the Company effected a quasi-reorganization through the application of $322.1 million of its $413.1 million additional paid-in capital account to eliminate its accumulated deficit. The Company's Board of Directors decided to effect a quasi-reorganization given that the Company had completed its restructuring, obtained long-term financing and successfully emerged from bankruptcy on March 29, 2001.

         RECENTLY ISSUED PRONOUNCEMENTS. In the first quarter of 2001, the Emerging Issues Task Force ("EITF") reached a consensus on certain issues in EITF 00-22 "Accounting for "Points" and Certain Other Time-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." EITF 00-22 requires that cash rebates or refunds be shown as a reduction of revenues effective for quarters ending after February 15, 2001. We adopted the consensus provisions of EITF 00-22 in the first quarter of 2001. To be consistent with the 2001 presentation, various "cash back" rewards, previously shown as casino expenses, were reclassified as a reduction of net revenues in the first quarter of 2000. This did not have any effect on previously reported operating income or net income. The cash back rewards for the three months ended March 31, 2001 and 2000 were $866,000 and $1.6 million respectively.

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

         We have a significant amount of indebtedness, which accrues interest at variable rates. As of March 31, 2001, the aggregate amount of our outstanding indebtedness was $124.5 million. The interest rate of our variable rate indebtedness will fluctuate with changes in the base rate and the LIBOR rate applicable under our credit agreement. A change in either the base rate or LIBOR under our credit agreement will affect the interest rate at which indebtedness outstanding under the credit agreement accrues. As a result, a significant increase in either the base rate or LIBOR could materially and adversely affect our financial position and results of operations. For example, a 50 basis point movement in interest rates would result in an approximate $622,500 annualized increase or decrease in interest expense based on the outstanding balance of our variable rate indebtedness as of March 31, 2001.

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.

         None


    (b)  Reports on Form 8-K.

    (1) On January 4, 2001, we filed a Current Report on Form 8-K describing our filing of a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Eastern District of Louisiana. The date of the earliest event reported was January 4, 2001.

    (2) On March 29, 2001, we filed a Current Report on Form 8-K describing the confirmation of our Plan of Reorganization. The date of the earliest event reported was March 19, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              JCC HOLDING COMPANY


Date: May 15, 2001            By: /s/ FREDERICK W. BURFORD
                                 -----------------------------------------------
                                 Frederick W. Burford, President
                                 (Principal Executive Officer of the Registrant)



Date: May 15, 2001            By: /s/ L. CAMILLE FOWLER
                                 -----------------------------------------------
                                 L. Camille Fowler, Vice President-Finance,
                                 Treasurer and Secretary
                                 (Principal Financial Officer and Principal
                                 Accounting Officer of the Registrant)