Form 10-Q
period 2001-06-30
JCC HOLDING CO
filed 2001-08-14
CIK 1021352

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended                            JUNE 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ____________


                         Commission File Number 0-33007

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


         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes   X     No
                           -----      -----

         Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date.

         The number of shares of the registrant's common stock outstanding at August 13, 2001 was 12,386,200.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                                  JUNE 30, 2000


                                      INDEX

                                                                          PAGE
                                                                         NUMBER
                                                                         ------

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS              1

PART I    FINANCIAL INFORMATION                                             2

    Item 1. Financial Statements                                            2

    Condensed Consolidated Balance Sheets as of
        June 30, 2001 and December 31, 2000 (Unaudited)                     3

    Condensed Consolidated Statements of Operations for the
        Three and Six Months Ended June 30, 2001 and 2000 (Unaudited)       4

    Condensed Consolidated Statements of Cash Flows for the
        Six Months Ended June 30, 2001 and 2000 (Unaudited)                 5

    Notes to Condensed Consolidated Financial Statements (Unaudited)        6

    Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                21

    Item 3. Quantitative and Qualitative Disclosures About Market Risk     27

PART II  OTHER INFORMATION                                                 28

    Item 5. Other Information                                              28

    Item 6. Exhibits and Reports on Form 8-K                               28

SIGNATURES                                                                 29


         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q includes forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including in particular the statements about (1) our plans, objectives, expectations and prospects, (2) the development of non-gaming entertainment space on the second floor of the casino in New Orleans, Louisiana and of various adjacent properties for entertainment uses supporting the casino, and (3) the development of a plan for expanded buffet and dining facilities and other amenities for our patrons to the extent now permitted by applicable restrictions. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions identify forward-looking statements. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by such forward-looking statements are reasonable, such statements involve uncertainties and risks, and we cannot assure you that such plans, objectives, expectations and prospects will be achieved. Important factors that could cause actual results to differ materially from the results anticipated by the forward-looking statements include such matters as:

       o our ability to achieve sufficient revenues, manage our operating expenses, and meet our reduced, but continuing obligations to the State of Louisiana, the City of New Orleans and our creditors, including, in particular, our minimum required annual payment to the State of Louisiana in the amount of the greater of $50 million ($60 million after our first year of operations following our reorganization) or 21.5% of our gross gaming revenues;

       o our ability to compete successfully in our market area with dockside gaming operations which are now permitted to remain dockside without the requirement of periodically traveling offshore; and

       o our ability to develop a sufficiently effective marketing plan to succeed in operating in a weakened national economy and an increasingly competitive regional gaming marketplace where we also compete with other entertainment alternatives, particularly in the City of New Orleans where we are located.

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               JUNE 30,       DECEMBER 31,
                                                                                 2001            2000
                                                                              --------        ------------

                               ASSETS
Current Assets:
  Cash and cash equivalents (includes restricted
    cash of $2,923 and $2,113, respectively)                                  $  27,314         $  26,626
  Accounts receivable, net of allowance for doubtful
    accounts of $2,911 and $1,958, respectively                                   3,427             6,272
  Inventories                                                                       649               685
  Prepaids and other assets                                                       3,494             3,678
  Property available for sale                                                     4,831             4,831
                                                                              ---------         ---------
      Total current assets                                                       39,715            42,092
                                                                              ---------         ---------

Property and Equipment:
  Buildings on leased land                                                      129,018           128,936
  Furniture, fixtures and equipment                                              26,674            22,492
  Property held for development                                                  10,702            10,689
  Leasehold improvements                                                            284               245
  Construction in progress                                                           88                89
                                                                              ---------         ---------
      Total                                                                     166,766           162,451
  Less - accumulated depreciation                                               (30,203)          (25,561)
                                                                              ---------         ---------
      Net property and equipment                                                136,563           136,890
                                                                              ---------         ---------

Other Assets:
  Deferred operating contract cost, net of accumulated
    amortization of $3,810 and $3,269, respectively                              24,995            25,536
  Lease prepayment, net of accumulated
    amortization of $949 and $816, respectively                                   6,179             6,312
  Deferred charges and other, net of accumulated
    amortization of $1,951 and $1,567, respectively                              10,510            10,631
                                                                              ---------         ---------
      Total other assets                                                         41,684            42,479
                                                                              ---------         ---------

      Total Assets                                                            $ 217,962         $ 221,461
                                                                              =========         =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term borrowings                                                       $    --           $  23,250
  Accounts payable - trade                                                        1,967               844
  Accrued interest                                                                 --               7,025
  Accrued expenses                                                               15,260            12,301
  Due to affiliates                                                               4,857            64,806
  Preconfirmation contingencies                                                   3,980             2,212
  Other                                                                           1,652             1,977
                                                                              ---------         ---------
      Total current liabilities                                                  27,716           112,415
                                                                              ---------         ---------

Long-term debt, net of discount (including debt to affiliates of
  $42,573 and $31,947, respectively)                                            102,660           396,412
Due to affiliates                                                                  --              20,968
Other long-term liabilities                                                         397               339

Commitments and Contingencies

Stockholders' Equity (Deficit):
  Common Stock:
    Unclassified Common Stock (40,000 shares authorized; 12,386 shares
      issued and outstanding; par value $.01 per share)                             124              --
    Class A Common Stock (20,000 shares authorized;
      5,778 shares issued and outstanding;
      par value $.01 per share)                                                    --                  58
    Class B Common Stock (20,000 shares authorized; 4,453 shares
      issued and outstanding; par value $.01 per share)                            --                  45
    Additional paid-in capital                                                   91,098           108,269
    Accumulated deficit at June 30, 2001, after quasi-reorganization             (4,033)         (417,045)
                                                                              ---------         ---------
      Total stockholders' equity (deficit)                                       87,189          (308,673)
                                                                              ---------         ---------
      Total Liabilities and Stockholders' Equity (Deficit)                    $ 217,962         $ 221,461
                                                                              =========         =========

See Notes to Condensed Consolidated Financial Statements.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                  THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                            -------------------------------       -------------------------------
                                                                2001               2000              2001                2000
                                                            ------------       ------------       ------------       ------------

Revenues:
  Casino                                                    $     60,095       $     60,265       $    121,455       $    118,760
  Food and beverage                                                5,098              4,978             10,361              9,991
  Retail, parking and other                                        2,845              2,572              5,598              4,770
  Less - casino promotional allowances                            (4,979)            (4,091)           (10,464)            (8,819)
                                                            ------------       ------------       ------------       ------------
    Total Net Revenues                                            63,059             63,724            126,950            124,702
                                                            ------------       ------------       ------------       ------------

Operating Expenses:
  Direct:
    Casino                                                        36,761             51,962             89,721            105,404
    Food and beverage                                              3,819              3,867              7,668              7,717
    Retail, parking and other                                        870                967              2,127              2,124
  General and administrative                                      19,065             20,399             39,955             41,240
  Depreciation and amortization                                    3,122              7,602              5,653             13,499
                                                            ------------       ------------       ------------       ------------
    Total operating expenses                                      63,637             84,797            145,124            169,984
                                                            ------------       ------------       ------------       ------------

Operating Loss                                                      (578)           (21,073)           (18,174)           (45,282)
                                                            ------------       ------------       ------------       ------------

Reorganization Expenses                                             (600)              --             (101,029)              --

Other income (expense):
  Interest expense, net of capitalized interest                   (2,930)           (11,138)            (3,551)           (21,805)
  Interest and other income                                           75                 86                266                212
                                                            ------------       ------------       ------------       ------------
    Total other income (expense)                                  (2,855)           (11,052)            (3,285)           (21,593)
                                                            ------------       ------------       ------------       ------------

Loss Before Extraordinary Item:                                   (4,033)           (32,125)          (122,488)           (66,875)

  Extraordinary gain on early extinguishment of debt                --                 --              213,448               --
                                                            ------------       ------------       ------------       ------------
Net Income (Loss)                                                ($4,033)          ($32,125)           $90,960           ($66,875)
                                                            ============       ============       ============       ============

Per Share Data:
  Loss before extraordinary item                                  ($0.33)            ($3.16)           ($9.89)             ($6.60)

    Extraordinary gain on early extinguishment of debt              --                 --         $      17.23               --
                                                            ------------       ------------       ------------       ------------

  Basic Net Income (Loss)                                         ($0.33)            ($3.16)      $       7.34             ($6.60)
                                                            ============       ============       ============       ============

  Weighted Average Shares Outstanding                         12,386,200         10,164,234         12,386,200         10,127,585
                                                            ============       ============       ============       ============

See Notes to Condensed Consolidated Financial Statements.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                  JUNE 30, 2001      JUNE 30, 2000
                                                                                  -------------      -------------

Cash Flows From Operating Activities:
  Net income (loss)                                                                 $  90,960         ($ 66,875)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization                                                       5,653            13,499
    Amortization of note discount                                                      90,884             2,515
    Amortization of unearned compensation                                                --                 110
    Extraordinary gain on early extinguishment of debt                               (213,448)             --
    Deferred rent                                                                         292               847
    Provision for bad debts                                                             1,057               564
  Changes in operating assets and liabilities:
    Accounts receivable                                                                 1,788              (941)
    Inventories                                                                            36              (136)
    Prepaids and other assets                                                             184               365
    Accounts payable - trade                                                            1,123               469
    Accrued interest                                                                     --              11,507
    Accrued expenses                                                                    2,960            (7,504)
    Preconfirmation contingencies                                                         (21)             (826)
    Due to affiliates                                                                  12,918            14,113
    Other current liabilities                                                            (325)             (105)
  Charges due to reorganization activities:
    Reorganization costs, excluding amortization of note discount of $90,314           10,715              --
    Payment of reorganization costs                                                    (8,926)             --
                                                                                    ---------         ---------
      Net cash flows used in operating activities                                      (4,150)          (32,398)
                                                                                    ---------         ---------

Cash Flows From Investing Activities:
  Capital expenditures                                                                   (643)           (1,747)
  Increase in deferred charges and other assets                                          (264)             (657)
                                                                                    ---------         ---------
      Net cash flows used in investing activities                                        (907)           (2,404)
                                                                                    ---------         ---------

Cash Flows From Financing Activities:
  Net borrowings (repayments) of short-term borrowings - affiliate                       --             (15,600)
  Net proceeds (repayments) of notes payable - affiliate                                5,745            38,679
                                                                                    ---------         ---------
      Net cash flows provided by financing activities                                   5,745            23,079
                                                                                    ---------         ---------

Net increase (decrease) in cash and cash equivalents                                      688           (11,723)

Cash and cash equivalents, beginning of period                                         26,626            34,687
                                                                                    ---------         ---------

Cash and cash equivalents, end of period                                            $  27,314         $  22,964
                                                                                    =========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                        $   1,476         $   5,522
  Noncash investing and financing activities:
    Increase in long-term debt for payment-in-kind interest payments                $   1,191         $   7,146
    Capitalized interest                                                            $       2         $      66
    Issuance of restricted stock awards                                             $    --           $     199

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

         Our purpose is to operate an exclusive land-based casino entertainment facility in New Orleans, Louisiana. Our casino commenced operations on October 28, 1999. We also plan to develop approximately 130,000 square feet of multipurpose non-gaming entertainment space on the second floor of the casino and develop various adjacent properties for entertainment uses supporting the casino. We have not obtained financing to fund these developments.

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

         We were in bankruptcy proceedings from January 4, 2001 until March 29, 2001, the effective date of consummation of our plan of reorganization. Accordingly for a substantial portion of the three-month period ended March 31, 2001, we were debtors-in-possession.

         BANKRUPTCY IN JANUARY 2001. On January 4, 2001, we filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in order to allow restructuring of our obligations to the State of Louisiana and the City of New Orleans, long-term debt, bank credit facilities, and trade and other obligations. The filing was made in the U.S. Bankruptcy Court for the Eastern District of Louisiana in New Orleans. After the filing of the petition, we continued to operate as debtors-in-possession subject to the Bankruptcy Court's supervision and orders until our plan of reorganization was consummated.

         Our plan of reorganization, which was approved by the Bankruptcy Court on March 19, 2001 and was consummated on March 29, 2001, resulted in, among other things, elimination of our then existing common stock and debt securities and the issuance of new common stock and debt securities to certain creditors. The consequences of our bankruptcy proceeding are reflected in the financial statements as of the effective date of our reorganization. The income statement during the first quarter includes only five days of interest expense on our old long-term debt and other obligations, except for debtor-in-possession loans made during the bankruptcy proceedings upon which interest accrued through March 29, 2001, the effective date of our reorganization. The interest charges incurred contractually, but not recorded as a result of our bankruptcy proceedings, totaled $15.6 million. The cancellation of non-affiliate debt and related accrued interest resulted in an extraordinary gain as of the effective date. During the first quarter of 2001, we recorded an extraordinary gain on the early extinguishment of our debt of $213.4 million. This gain arises from the discharge of $317.0 million of outstanding principal and interest due to non-affiliates under our senior subordinated notes with contingent payments due 2009, bank term loans, and convertible junior subordinated debentures, in exchange for new debt and equity securities with a fair value of $103.6 million. In addition, the cancellation of affiliate debt and other obligations resulted in an increase of $304.8 million to additional paid in capital as of the effective date of our reorganization. We did not meet the requirements to utilize fresh start reporting. Therefore, in accordance with Statement of Position 90-7: "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," our liabilities compromised by the confirmed plan of reorganization have been stated at the present value of the amounts to be paid, reorganization expenses have been separately disclosed and the forgiveness of debt has been reported as an adjustment to additional paid in capital and an extraordinary item on the face of the Condensed Consolidated Statements of Operations.

         Our plan of reorganization took into account the reduction of our annual minimum payment obligations to the Louisiana Gaming Control Board to the greater of 21.5% of gross gaming revenue or a minimum payment of $50 million commencing April 1, 2001, through March 31, 2002, and $60 million each fiscal year thereafter. Under the plan, Harrah's Entertainment, Inc. ("Harrah's Entertainment" or "HET") and Harrah's Operating Company, Inc. ("Harrah's Operating Company" or "HOCI") have provided a new minimum payment guaranty to the Louisiana Gaming Control Board, which secures Jazz Casino Company, L.L.C.'s ("Jazz Casino") annual minimum payment obligation to the Louisiana Gaming Control Board pursuant to a new agreement among Harrah's Entertainment and Harrah's Operating Company and our subsidiary Jazz Casino (the "new HET/JCC Agreement"). In exchange for providing a new minimum payment guaranty, Harrah's Entertainment and Harrah's Operating Company (and any substitute guarantor) will receive an annual guaranty fee from us. The obligations under the new HET/JCC Agreement are secured by, among other things, a first lien on substantially all of our assets (except our casino operating contract with the State of Louisiana and the gross revenue share payments due to the State thereunder). Our reorganization plan also took into account a reduction of at least $5 million in payments, taxes, administrative and operational costs and/or other expenses that we currently pay or incur at least annually under the ground lease with the City of New Orleans and the Rivergate Development Corporation or as a result of obligations imposed or created by the ground lease, whether to the City, the Rivergate Development Corporation or others. This reduction was to have occurred within 120 days from March 15, 2001, but was extended by 30 days. As of August 13, there has been no reduction designated by the City or the Rivergate Development Corporation.

         On the effective date of our plan of reorganization, our outstanding common stock consisted of 12,386,200 shares of new common stock. Under the plan of reorganization, in consideration of, among other things, Harrah's Entertainment's and Harrah's Operating Company's consent to the cancellation and extinguishment of all claims against us arising under our Revolving Credit Facility, the Tranche A-2 Term Loan, the Tranche B-2 Term Loan, the Slot Lease, the Junior Subordinated Credit Facility, the Completion Loan Guarantee, and the JCC Development promissory note, our manager, Harrah's New Orleans Management Company, Inc.'s, and its affiliates' agreement to waive all claims relating to existing defaults under our Management Agreement, the Administrative Services Agreement, the Forbearance Agreement, the Warrant Agreement, and any other pre-petition claims against us, and Harrah's Operating Company's agreement to contribute the slot machines used in our casino to us, Harrah's Entertainment received 6,069,238 shares (49%) of our new common stock. Holders of claims arising under the Tranche B-1 of the Bank Credit Facilities received 1,734,068 shares (14%) of our new common stock; and holders of claims arising under our senior subordinated notes received 4,582,894 shares (37%) of our new common stock.

         In addition, we issued new term notes, the Senior Notes due 2008, in the aggregate amount of $124.5 million (face value), which will mature seven years from their issuance and bear interest at The London Interbank Offered Rate ("LIBOR") plus 275 basis points. The holders of claims arising under Tranches A-1, A-3 and B-1 of the Bank Credit Facilities received $55.0 million in new term notes; Harrah's Entertainment and its affiliates, as holders of claims arising under the HET/JCC Agreement and Tranche A-2 of the Bank Credit Facilities received $51.6 million in new term notes; and holders of claims arising under the senior subordinated notes received $17.9 million in new term notes. All holders of casino operation related unsecured claims have been paid, in cash, the full amount of their claims.

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

         Our manager, Harrah's New Orleans Management Company, continues to manage the casino pursuant to our management agreement which was amended in connection with our bankruptcy plan of reorganization. Under our amended management agreement, we have the right to terminate the management agreement if the casino fails to achieve adjusted earnings before interest, income taxes, depreciation, amortization and management fees ("EBITDAM") of not less than 85% for 2001, 84% for 2002, and 83% for 2003 and thereafter, of the adjusted EBITDAM forecast by the manager. The amount of the management fee previously paid to the manager was adjusted under the amended management agreement, and certain fees charged to the casino by the manager and its affiliates were eliminated.

         Upon the filing of our petitions for Chapter 11 reorganization, we required funds to meet certain postpetition financial obligations, including the minimum daily payments required under our casino operating contract and the payment obligations arising under our ground lease with Rivergate Development Corporation and the City of New Orleans. To meet those cash needs, we arranged for a debtor-in-possession financing facility provided by Harrah's Entertainment and its affiliates, the terms of which were negotiated with Harrah's Entertainment prior to the date of filing our bankruptcy petition.

         REORGANIZATION ITEMS. During the three and six months ended June 30, 2001, we incurred reorganization expenses of $600,000 and $101.0 million, respectively. These expenses include a $90.3 million charge to reflect the write off of the unamortized balance of the discount of the senior subordinated notes (which were cancelled as a result of our plan of reorganization) to record the amount of the allowed claim. The remaining expenses consist primarily of consulting and legal fees, issuance costs related to the new debt and equity securities, and costs associated with retention bonuses.

         QUASI-REORGANIZATION. As of March 31, 2001, we effected a quasi-reorganization through the application of $322.1 million of our $413.1 million additional paid-in capital account balance to eliminate our accumulated deficit. JCC Holding's board of directors decided to effect a quasi-reorganization given that we had completed our restructuring, obtained long-term financing and successfully emerged from bankruptcy on March 29, 2001.

         RECENTLY ISSUED PRONOUNCEMENTS. In the first quarter of 2001, the Emerging Issues Task Force ("EITF") reached a consensus on certain issues in EITF 00-22 "Accounting for "Points" and Certain Other Time-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." EITF 00-22 requires that cash rebates or refunds be shown as a reduction of revenues effective for quarters ending after February 15, 2001. We adopted the consensus provisions of EITF 00-22 in the first quarter of 2001. To be consistent with the 2001 presentation, various "cash back" rewards, previously shown as casino expenses, were reclassified as a reduction of net revenues in 2000. This did not have any effect on previously reported operating income or net income. The cash back rewards for the three and six months ended June 30, 2001 were $398,000 and $1.3 million, respectively. The cash back rewards for the three and six months ended June 30, 2000 were $590,000 and $2.2 million, respectively.

         The Financial Accounting Standards Board has approved for issuance Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." Both statements were published in July 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. We are evaluating the impact of the adoption of those standards and have not yet determined the effect of adoption on our financial position and results of operations.

NOTE 2.  SHORT-TERM BORROWINGS

         Our new revolving credit facility provided on the effective date of our reorganization by Harrah's Entertainment provides Jazz Casino with up to $35 million of available credit to meet working capital requirements, including up to $10 million of availability for letters of credit. The new revolving credit facility bears interest at a rate of LIBOR plus 3.00% per annum and will mature in 2006. The credit facility is secured by substantially all of our assets (except the casino operating contract with the State of Louisiana, our casino bankroll and the gross revenue share payments due to the State of Louisiana). The new revolving credit facility is secured on a second lien priority basis, junior only to a lien securing our obligations under the new HET/JCC Agreement (see Note 1). As of August 13, 2001, there were no outstanding borrowings although outstanding letters of credit totaling $400,000 have been issued under this revolving credit facility. There is also a $400,000 letter of credit issued under the old revolving credit facility, which has not yet expired.

NOTE 3.  LONG-TERM DEBT

         On the effective date of our reorganization, our then existing long-term debt was cancelled. New term notes were issued in the aggregate principal (face) amount of $124.5 million that will mature seven years after the effective date (see Note 1) in connection with the cancellation of long-term debt and certain other obligations. The new term notes will pay interest quarterly at LIBOR plus 2.75% per annum. In the first year, one half of the interest payments on the new term notes may be paid in kind and added to the principal at our option. On June 30, 2001, we paid $1.2 million in cash interest and paid $1.2 million in interest in kind by issuing additional new term notes. Principal payments on the new term notes are amortized as follows: zero in the first year; 50% of free cash flow (as defined in the new term note agreement) in the second through fourth years; and $6 million annually in the fifth through seventh years, with all remaining unpaid principal payable at maturity. As of the effective date, we considered the variable interest rate on the new term notes to be lower than prevailing interest rates for debt with similar terms and credit ratings. In accordance with Statement of Position 90-7, the new term notes were valued based on discounting concepts to approximate their fair value (12.5% discount rate). We are also subject to numerous debt covenants under the new term note agreement, including restrictions on, among other things, restricted payments, transactions with affiliates, dividend restrictions, liens, incurrence of additional indebtedness, asset sales, mergers and consolidations, payment of certain indebtedness, capital expenditures, and investments or loans.

NOTE 4.  RELATED PARTY TRANSACTIONS

         AMENDED MANAGEMENT AGREEMENT. The casino's operations are managed by Harrah's New Orleans Management Company pursuant to our amended management agreement. Harrah's New Orleans Management Company is a wholly owned subsidiary of Harrah's Entertainment, which has a minority ownership interest in us and a noncontrolling representation on our board of directors. We have also contracted with Harrah's Operating Company to perform various administrative services pursuant to this management agreement. Administrative services to be provided under this agreement include accounting, computer processing, risk management, marketing and administration of certain human resource matters.

         On the effective date, all fees then due under our management agreement were waived and we entered into an amendment to the management agreement. Under the amended management agreement, the manager continues to be responsible for and have authority over, among other things:

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

         NEW HET/JCC AGREEMENT. On the effective date, our minimum payment loan along with the guaranty fees and related interest charges were cancelled and Harrah's Entertainment and Harrah's Operating Company received new notes and new common stock in the amount of $30.6 million (face value) and approximately 3.1 million shares, respectively. In addition, Jazz Casino entered into the new HET/JCC Agreement pursuant to which Harrah's Entertainment agreed to provide a minimum payment guaranty to the Louisiana Gaming Control Board for an initial four-year period through March 31, 2005 as required by the casino operating contract. The initial minimum payment guaranty has been provided by Harrah's Entertainment, and guarantees the following amounts payable to the Louisiana Gaming Control Board:

       o   $50 million in the period April 1, 2001 to March 31, 2002;
       o   $60 million in the period April 1, 2002 to March 31, 2003;
       o   $60 million in the period April 1, 2003 to March 31, 2004; and
       o   $60 million in the period April 1, 2004 to March 31, 2005.

         Harrah's Entertainment and Harrah's Operating Company will receive an annual guaranty fee in the amount of two percent of the average amount at risk for such year under the minimum payment guaranty. The guaranty fees for the period through March 31, 2002 shall be deferred and become payable in four equal installments due on March 31, 2002, March 31, 2003, March 31, 2004, and March 31, 2005, provided that any then unpaid installments of the deferred guaranty fee for the period through March 31, 2002 shall be due and payable in full upon any termination of the amended management agreement. For any periods after March 31, 2002, the guaranty fee for each fiscal year shall be due in four equal installments on June 30, September 30, December 31 and March 31 of the corresponding fiscal year. Advances made by Harrah's Entertainment on our behalf pursuant to the new HET/JCC Agreement bear interest at the rate specified for loans under our new revolving credit facility (LIBOR plus 3.00% per annum) and are secured on a first lien priority basis by substantially all of our assets (except the casino operating contract, the casino bankroll and the gross revenue share payments due to the State of Louisiana).

         Under the casino operating contract, on or before March 31, 2003, we are required to provide the Louisiana Gaming Control Board a minimum payment guaranty for the $60 million minimum payment due for the period commencing April 1, 2005 to March 31, 2006. Unless the minimum payment guaranty obligation has expired, this obligation to post a new guaranty or extend the existing guaranty continues for each year thereafter such that as of April 1st of each year there must be in place 36 months of third party guaranteed payments to the Louisiana Gaming Control Board (see Note 6). Under the HET/JCC Agreement, neither Harrah's Entertainment nor Harrah's Operating Company is obligated to provide guaranties of the payments due the Louisiana Gaming Control Board beyond March 31, 2005, the expiration of the initial four year guaranty.

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

NOTE 5.  INCOME TAXES

         We have available net operating loss carryforwards as of December 31, 2000, totaling approximately $202 million that expire beginning in 2018. In connection with our reorganization upon emergence from bankruptcy, we realized a gain from the extinguishment of certain indebtedness. This gain will not be taxable since the gain results from reorganization under the Bankruptcy Code. However, we are required, as of the beginning of our 2002 taxable year, to reduce net operating loss ("NOL") carryforwards or our depreciable asset basis, in an amount equal to such gain on extinguishment. In addition, NOL carryforwards, which are not reduced, may be subject to certain limitations or further reductions under Internal Revenue Code Section 382.

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

         We were required to procure an initial four-year minimum payment guaranty guaranteeing the minimum payments required to be made to the Louisiana Gaming Control Board under the casino operating contract, and must provide rolling, three-year minimum payment guaranties beginning April 1, 2003. By March 31 of each year (beginning with March 31, 2003), we must obtain a minimum payment guaranty (or extension thereof) extending the minimum payment guaranty to the third anniversary of such date, so that three years of future payments to the Louisiana Gaming Control Board are guaranteed. We need not procure the guaranty if (i) our gross gaming revenue exceeds $350 million for two successive years, (ii) we make all payments due during these years without drawing on the guaranty, and (iii) there are no uncured defaults under the casino operating contract. The failure to obtain and post a third party guaranty as required by the casino operating contract is a "termination event" leading to the automatic termination of the casino operating contract effective as of the last day that payments are guaranteed to the Louisiana Gaming Control Board under any existing guaranty. In addition, an automatic termination of our casino operating contract is an event of default under our ground lease with the City of New Orleans and the Rivergate Development Corporation.

         In addition, as of the effective date of our reorganization, certain restrictions previously imposed on food and restaurant facilities, service, lodging and the sale of products not directly related to gaming operations have been modified.

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

NOTE 7.  GUARANTOR FINANCIAL INFORMATION

         JCC Holding and all of its other wholly owned subsidiaries (the "Guarantor Subsidiaries") have fully and unconditionally guaranteed on a joint and several basis Jazz Casino's obligations under the new term notes described in Note 3. The Guarantor Subsidiaries and Jazz Casino comprise all of the direct and indirect subsidiaries of JCC Holding. All of the assets of JCC Holding's subsidiaries are restricted and may not be transferred to JCC Holding in the form of loans, cash or dividends without the consent of a third party. The following consolidating schedules present condensed financial information for Jazz Casino, JCC Holding and the Guarantor Subsidiaries on a combined basis as of June 30, 2001 and December 31, 2000, and for the three and six months ended June 30, 2001 and 2000:

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 2001
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                               JAZZ CASINO   JCC HOLDING   GUARANTOR                  CONSOLIDATED
                                                                 COMPANY       COMPANY    SUBSIDIARIES  ELIMINATIONS     TOTAL
                                                               -----------   -----------  ------------  ------------  ------------

                              ASSETS

Current Assets:

Cash and cash equivalents                                       $  27,286     $      13     $      15    $    --       $  27,314
  Accounts receivable, net of allowance for doubtful
    accounts                                                        3,427          --            --           --           3,427
  Intercompany receivables                                          2,055          --            --         (2,055)         --
  Inventories                                                         649          --            --           --             649
  Prepaids and other assets                                         3,391          --             103         --           3,494
  Property available for sale                                        --            --           4,831         --           4,831
                                                                ---------     ---------     ---------    ---------     ---------
    Total current assets                                           36,808            13         4,949       (2,055)       39,715
                                                                ---------     ---------     ---------    ---------     ---------

Property and Equipment:
  Buildings on leased land                                        129,018          --            --           --         129,018
  Furniture, fixtures and equipment                                26,674          --            --           --          26,674
  Property held for development                                      --            --          10,702         --          10,702
  Leasehold improvements                                              284          --            --           --             284
  Construction in progress                                             61          --              27         --              88
                                                                ---------     ---------     ---------    ---------     ---------
    Total                                                         156,037          --          10,729         --         166,766
  Less - accumulated depreciation                                 (30,203)         --            --           --         (30,203)
                                                                ---------     ---------     ---------    ---------     ---------
    Net property and equipment                                    125,834          --          10,729         --         136,563
                                                                ---------     ---------     ---------    ---------     ---------

Other Assets:
  Deferred operating contract cost, net of accumulated
    amortization                                                   24,995          --            --           --          24,995
  Lease prepayment, net of accumulated amortization                 6,179          --            --           --           6,179
  Deferred charges and other, net of accumulated                   10,471          --              39         --          10,510
    amortization
  Investment in Subsidiaries                                         --          88,039          --        (88,039)         --
                                                                ---------     ---------     ---------    ---------     ---------
    Total other assets                                             41,645        88,039            39      (88,039)       41,684
                                                                ---------     ---------     ---------    ---------     ---------

                               TOTAL ASSETS                     $ 204,287     $  88,052     $  15,717    $ (90,094)    $ 217,962
                                                                =========     =========     =========    =========     =========

      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Short-term borrowings                                         $    --       $    --       $    --      $    --        $   --
  Accounts payable - trade                                          1,967          --            --           --           1,967
  Accrued interest                                                   --            --            --           --            --
  Accrued expenses                                                 15,244            15             1         --          15,260
  Due to affiliates                                                 4,857          --            --           --           4,857
  Intercompany payables                                              --             848         1,207       (2,055)         --
  Preconfirmation contingencies                                     3,980          --            --           --           3,980
  Other                                                             1,652          --            --           --           1,652
                                                                ---------     ---------     ---------    ---------     ---------
    Total current liabilities                                      27,700           863         1,208       (2,055)       27,716
                                                                ---------     ---------     ---------    ---------     ---------

Long-term debt, net of discount                                   102,660          --            --           --         102,660

Due to affiliates                                                    --            --            --           --            --
Other long-term liabilities                                           397          --            --           --             397

Commitments and Contingencies

Stockholders' Equity (Deficit):
  Common Stock:
    Unclassified common stock (40,000 shares authorized;
      12,386 shares issued and outstanding; par value
        $.01 per share)                                              --             124          --           --             124
Additional paid-in capital                                         77,785        91,098        14,260      (92,045)       91,098
Member capital                                                          1          --            --             (1)         --
Retained earnings / Accumulated deficit at June 30,
  2001, after quasi-reorganization                                 (4,256)       (4,033)          249        4,007        (4,033)
                                                                ---------     ---------     ---------    ---------     ---------
    Total stockholders' equity (deficit)                           73,530        87,189        14,509      (88,039)       87,189
                                                                ---------     ---------     ---------    ---------     ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        $ 204,287     $  88,052     $  15,717    $ (90,094)    $ 217,962
                                                                =========     =========     =========    =========     =========

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2000
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                               JAZZ CASINO  JCC HOLDING    GUARANTOR                   CONSOLIDATED
                                                                 COMPANY      COMPANY     SUBSIDIARIES   ELIMINATIONS      TOTAL
                                                               -----------  -----------   ------------   ------------  ------------

                              ASSETS

Current Assets:

  Cash and cash equivalents                                     $  26,602     $      14     $      10     $    --        $  26,626
  Accounts receivable, net of allowance for doubtful accounts       6,271          --               1          --            6,272
  Intercompany receivables                                          1,746          --            --          (1,746)          --
  Inventories                                                         685          --            --            --              685
  Prepaids and other assets                                         3,678          --            --            --            3,678
  Property available for sale                                        --            --           4,831          --            4,831
                                                                ---------     ---------     ---------     ---------      ---------
    Total current assets                                           38,982            14         4,842        (1,746)        42,092
                                                                ---------     ---------     ---------     ---------      ---------

Property and Equipment:
  Buildings on leased land                                        128,936          --            --            --          128,936
  Furniture, fixtures and equipment                                22,492          --            --            --           22,492
  Property held for development                                      --            --          10,689          --           10,689
  Leasehold improvements                                              245          --            --            --              245
  Construction in progress                                             62          --              27          --               89
                                                                ---------     ---------     ---------     ---------      ---------
    Total                                                         151,735          --          10,716          --          162,451
  Less - accumulated depreciation                                 (25,561)         --            --            --          (25,561)
                                                                ---------     ---------     ---------     ---------      ---------
    Net property and equipment                                    126,174          --          10,716          --          136,890
                                                                ---------     ---------     ---------     ---------      ---------

Other Assets:
  Deferred operating contract cost, net of accumulated
    amortization                                                   25,536          --            --            --           25,536
  Lease prepayment, net of accumulated amortization                 6,312          --            --            --            6,312
  Deferred charges and other, net of accumulated amortization      10,589          --              42          --           10,631
                                                                ---------     ---------     ---------     ---------      ---------
    Total other assets                                             42,437          --              42          --           42,479
                                                                ---------     ---------     ---------     ---------      ---------

                               TOTAL ASSETS                     $ 207,593     $      14     $  15,600     $  (1,746)     $ 221,461
                                                                =========     =========     =========     =========      =========

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Short-term borrowings                                         $  23,250     $    --       $    --       $    --        $  23,250
  Accounts payable - trade                                            844          --            --            --              844
  Accrued interest                                                  7,025          --            --            --            7,025
  Accrued expenses                                                 12,270            30             1          --           12,301
  Due to affiliates                                                64,806          --            --            --           64,806
  Intercompany payables                                              --             758           988        (1,746)          --
  Preconfirmation contingencies                                     2,212          --            --            --            2,212
  Other                                                             1,977          --            --            --            1,977
                                                                ---------     ---------     ---------     ---------      ---------
    Total current liabilities                                     112,384           788           989        (1,746)       112,415
                                                                ---------     ---------     ---------     ---------      ---------

Long-term debt, net of discount                                   394,759          --           1,653          --          396,412

Due to affiliates                                                  20,943          --              25          --           20,968
Other long-term liabilities                                           339          --            --            --              339
Investment in Subsidiaries                                                      307,900                    (307,900)          --

Commitments and Contingencies

Stockholders' Equity (Deficit):
  Common Stock:
    Unclassified common stock (40,000 shares authorized;
      none issued and outstanding; par value $0.01 per share)        --              --          --            --               --
    Class A common stock (20,000 shares authorized; 5,778
      shares issued and outstanding; par value $.01 per share        --              58          --            --               58
    Class B common stock (20,000 shares authorized; 4,453
      shares issued and outstanding; par value $.01 per share)       --              45          --            --               45
  Additional paid-in capital                                       94,925       108,269        13,186      (108,111)       108,269
  Member capital                                                        1          --            --              (1)          --
  Retained earnings (Accumulated deficit)                        (415,758)     (417,046)         (253)      416,012       (417,045)
                                                                ---------     ---------     ---------     ---------      ---------
    Total stockholders' equity (deficit)                         (320,832)     (308,674)       12,933       307,900       (308,673)
                                                                ---------     ---------     ---------     ---------      ---------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        $ 207,593     $      14     $  15,600     $  (1,746)     $ 221,461
                                                                =========     =========     =========     =========      =========

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                    JAZZ CASINO      JCC HOLDING     GUARANTOR                      CONSOLIDATED
                                                      COMPANY          COMPANY      SUBSIDIARIES    ELIMINATIONS       TOTAL
                                                    -----------      -----------    ------------    ------------    ------------

Revenues:
  Casino                                              $ 60,095        $   --          $   --          $   --          $ 60,095
  Food and beverage                                      5,098            --              --              --             5,098
  Retail, parking and other                              2,842            --                 3            --             2,845
  Less: casino promotional allowances                   (4,979)           --              --              --            (4,979)
                                                      --------        --------        --------        --------        --------
      Total Net Revenues                                63,056            --                 3            --            63,059
                                                      --------        --------        --------        --------        --------

Operating Expenses:
  Direct
    Casino                                              36,761            --              --              --            36,761
    Food and beverage                                    3,819            --              --              --             3,819
    Retail, parking and other                              870            --              --              --               870
  General and administrative                            18,986              25              54            --            19,065
  Depreciation and amortization                          3,121            --                 1            --             3,122
  Equity in Subsidiary losses                             --             4,008            --            (4,008)           --
                                                      --------        --------        --------        --------        --------
      Total operating expenses                          63,557           4,033              55          (4,008)         63,637
                                                      --------        --------        --------        --------        --------

Operating Income (Loss)                                   (501)         (4,033)            (52)          4,008            (578)

Reorganization Expenses                                   (600)           --              --              --              (600)

Other income (expenses):
  Interest expense, net of capitalized interest         (2,930)           --              --              --            (2,930)
  Interest and other income                                 75            --              --              --                75
                                                      --------        --------        --------        --------        --------
      Total other income (expenses)                     (2,855)           --              --              --            (2,855)
                                                      --------        --------        --------        --------        --------

Net Income (Loss)                                     $ (3,956)       $ (4,033)       $    (52)       $  4,008        $ (4,033)
                                                      ========        ========        ========        ========        ========

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                    JAZZ CASINO     JCC HOLDING      GUARANTOR                      CONSOLIDATED
                                                      COMPANY         COMPANY       SUBSIDIARIES    ELIMINATIONS       TOTAL
                                                    -----------     -----------     ------------    ------------    ------------

Revenues:
  Casino                                              $ 60,265        $   --          $   --          $   --          $ 60,265
  Food and beverage                                      4,978            --              --              --             4,978
  Retail, parking and other                              2,568            --                 4            --             2,572
  Less: casino promotional allowances                   (4,091)           --              --              --            (4,091)
                                                      --------        --------        --------        --------        --------
      Total Net Revenues                                63,720            --                 4            --            63,724
                                                      --------        --------        --------        --------        --------
Operating Expenses:
  Direct
    Casino                                              51,962            --              --              --            51,962
    Food and beverage                                    3,867            --              --              --             3,867
    Retail, parking and other                              967            --              --              --               967
  General and administrative                            20,250              95              54            --            20,399
  Depreciation and amortization                          7,601            --                 1            --             7,602
  Equity in Subsidiary losses                             --            32,029            --           (32,029)           --
                                                      --------        --------        --------        --------        --------
      Total operating expenses                          84,647          32,124              55         (32,029)         84,797
                                                      --------        --------        --------        --------        --------

Operating Income (Loss)                                (20,927)        (32,124)            (51)         32,029         (21,073)

Other income (expenses):
  Interest expense, net of capitalized interest        (11,138)           --              --              --           (11,138)
  Interest and other income                                 85            --                 1            --                86
                                                      --------        --------        --------        --------        --------
      Total other income (expenses)                    (11,053)           --                 1            --           (11,052)
                                                      --------        --------        --------        --------        --------
Net Income (Loss)                                     $(31,980)       $(32,124)       $    (50)       $ 32,029        $(32,125)
                                                      ========        ========        ========        ========        ========

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                  JAZZ CASINO      JCC HOLDING      GUARANTOR                        CONSOLIDATED
                                                    COMPANY          COMPANY       SUBSIDIARIES     ELIMINATIONS        TOTAL
                                                  -----------      -----------     ------------     ------------     ------------

Revenues:
  Casino                                           $ 121,455        $    --          $    --          $    --          $ 121,455
  Food and beverage                                   10,361             --               --               --             10,361
  Retail, parking and other                            5,593             --                  5             --              5,598
  Less: casino promotional allowances                (10,464)            --               --               --            (10,464)
                                                   ---------        ---------        ---------        ---------        ---------
      Total Net Revenues                             126,945             --                  5             --            126,950
                                                   ---------        ---------        ---------        ---------        ---------
Operating Expenses:
  Direct
    Casino                                            89,721             --               --               --             89,721
    Food and beverage                                  7,668             --               --               --              7,668
    Retail, parking and other                          2,127             --               --               --              2,127
  General and administrative                          39,774               75              106             --             39,955
  Depreciation and amortization                        5,651             --                  2             --              5,653
  Equity in Subsidiary losses                           --            (91,035)            --             91,035             --
                                                   ---------        ---------        ---------        ---------        ---------
      Total operating expenses                       144,941          (90,960)             108           91,035          145,124
                                                   ---------        ---------        ---------        ---------        ---------

Operating Income (Loss)                              (17,996)          90,960             (103)         (91,035)         (18,174)

Reorganization Expenses                             (101,029)            --               --               --           (101,029)

Other income (expenses):
  Interest expense, net of capitalized interest       (3,551)            --               --               --             (3,551)
  Interest and other income                              266             --               --               --                266
                                                   ---------        ---------        ---------        ---------        ---------
      Total other income (expenses)                   (3,285)            --               --               --             (3,285)
                                                   ---------        ---------        ---------        ---------        ---------

Loss before extraordinary items:                    (122,310)          90,960             (103)         (91,035)        (122,488)

Extraordinary gain on early extinguishment           213,448             --               --               --            213,448
                                                   ---------        ---------        ---------        ---------        ---------
Net Income (Loss)                                  $  91,138        $  90,960        $    (103)       $ (91,035)       $  90,960
                                                   =========        =========        =========        =========        =========

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                   JAZZ CASINO      JCC HOLDING      GUARANTOR                        CONSOLIDATED
                                                     COMPANY          COMPANY       SUBSIDIARIES     ELIMINATIONS        TOTAL
                                                   -----------      -----------     ------------     ------------     ------------

Revenues:
  Casino                                            $ 118,760        $    --          $    --          $    --          $ 118,760
  Food and beverage                                     9,991             --               --               --              9,991
  Retail, parking and other                             4,764             --                  6             --              4,770
  Less: casino promotional allowances                  (8,819)            --               --               --             (8,819)
                                                    ---------        ---------        ---------        ---------        ---------
      Total Net Revenues                              124,696             --                  6             --            124,702
                                                    ---------        ---------        ---------        ---------        ---------

Operating Expenses:
  Direct
    Casino                                            105,404             --               --               --            105,404
    Food and beverage                                   7,717             --               --               --              7,717
    Retail, parking and other                           2,124             --               --               --              2,124
  General and administrative                           40,876              251              113             --             41,240
  Depreciation and amortization                        13,497             --                  2             --             13,499
  Equity in Subsidiary losses                            --             66,624             --            (66,624)            --
                                                    ---------        ---------        ---------        ---------        ---------
      Total operating expenses                        169,618           66,875              115          (66,624)         169,984
                                                    ---------        ---------        ---------        ---------        ---------

Operating Income (Loss)                               (44,922)         (66,875)            (109)          66,624          (45,282)

Other income (expenses):
  Interest expense, net of capitalized interest       (21,805)            --               --               --            (21,805)
  Interest and other income                               210             --                  2             --                212
                                                    ---------        ---------        ---------        ---------        ---------
      Total other income (expenses)                   (21,595)            --                  2             --            (21,593)
                                                    ---------        ---------        ---------        ---------        ---------

Net Income (Loss)                                   $ (66,517)       $ (66,875)       $    (107)       $  66,624        $ (66,875)
                                                    =========        =========        =========        =========        =========

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                            JAZZ CASINO    JCC HOLDING    GUARANTOR                    CONSOLIDATED
                                                              COMPANY        COMPANY     SUBSIDIARIES   ELIMINATIONS      TOTAL
                                                            -----------    -----------   ------------   ------------   ------------

Cash Flows From Operating Activities:
  Net income (loss)                                          $  91,138      $  90,960      $    (103)     $ (91,035)     $  90,960
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation and amortization                                5,651           --                2           --            5,653
    Amortization of note discount                               90,884           --             --             --           90,884
    Extraordinary gain on early extinguishment of debt        (213,448)          --             --             --         (213,448)
    Deferred rent                                                  292           --             --             --              292
    Provision for bad debts                                      1,057           --             --             --            1,057
    Equity in Subsidiary losses                                   --          (91,035)          --           91,035           --
  Changes in operating assets and liabilities:
    Accounts receivable                                          1,787           --                1           --            1,788
    Inventories                                                     36           --             --             --               36
    Prepaids and other assets                                      287           --             (103)          --              184
    Intercompany receivable/payable                               (309)            90            219           --             --
    Accounts payable - trade                                     1,123           --             --             --            1,123
    Accrued interest                                              --             --             --             --             --
    Accrued expenses                                             2,976            (16)          --             --            2,960
    Preconfirmation contingencies                                  (21)          --             --             --              (21)
    Due to affiliates                                           12,918           --             --             --           12,918
    Other current liabilities                                     (325)          --             --             --             (325)
  Charges due to reorganization activities:
    Reorganization costs, excluding amortization of
      note discount of $90,314                                  10,715           --             --             --           10,715

    Payment of reorganization costs                             (8,926)          --             --             --           (8,926)
                                                             ---------      ---------      ---------      ---------      ---------
      Net cash flows provided by (used in)
          operating activities                                  (4,165)            (1)            16           --           (4,150)
                                                             ---------      ---------      ---------      ---------      ---------

Cash Flows From Investing Activities:
  Capital expenditures                                            (630)          --              (13)          --             (643)
  Increase in deferred charges and other assets                   (266)          --                2           --             (264)
                                                             ---------      ---------      ---------      ---------      ---------
      Net cash flows used in investing activities                 (896)          --              (11)          --             (907)
                                                             ---------      ---------      ---------      ---------      ---------

Cash Flows From Financing Activities:
  Net borrowings (repayments) of short-term borrowings -
    affiliate                                                     --             --             --             --             --
    Net proceeds (repayments) of notes payable - affiliate       5,745           --             --             --            5,745
                                                             ---------      ---------      ---------      ---------      ---------
      Net cash flows provided by financing activities            5,745           --             --             --            5,745
                                                             ---------      ---------      ---------      ---------      ---------

Net increase (decrease) in cash and cash equivalents               684             (1)             5           --              688

Cash and cash equivalents, beginning of period                  26,602             14             10           --           26,626

                                                             ---------      ---------      ---------      ---------      ---------
Cash and cash equivalents, end of period                     $  27,286      $      13      $      15      $    --        $  27,314
                                                             ---------      ---------      ---------      ---------      ---------

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                          JAZZ CASINO    JCC HOLDING      GUARANTOR                  CONSOLIDATED
                                                            COMPANY        COMPANY      SUBSIDIARIES    ELIMINATIONS     TOTAL
                                                          -----------    -----------    ------------    ------------ ------------
Cash Flows From Operating Activities:
  Net income (loss)                                         $(66,517)      $(66,875)    $   (107)       $ 66,624         $(66,875)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation and amortization                             13,497           --              2            --             13,499
    Amortization of note discount                              2,515           --           --              --              2,515
    Amortization of unearned compensation                          6            104         --              --                110
    Deferred rent                                                847           --           --              --                847
    Provision for bad debts                                      564           --           --              --                564
    Equity in Subsidiary losses                                 --           66,624         --           (66,624)            --
  Changes in operating assets and liabilities:
    Accounts receivable                                         (923)          --            (18)           --               (941)
    Inventories                                                 (136)          --           --              --               (136)
    Prepaids and other assets                                    399           --            (34)           --                365
    Intercompany receivable/payable                             (569)           235          334            --               --
    Accounts payable - trade                                     509           --            (40)           --                469
    Accrued interest                                          11,507           --           --              --             11,507
    Accrued expenses                                          (7,416)           (88)        --              --             (7,504)
    Preconfirmation contingencies                               (826)          --           --              --               (826)
    Due to affiliates                                         14,176           --            (63)           --             14,113
    Other current liabilities                                   (105)          --           --              --               (105)
                                                            --------       --------     --------        --------         --------
        Net cash flows provided by (used in)
          operating activities                               (32,472)          --             74            --            (32,398)
                                                            --------       --------     --------        --------         --------

Cash Flows From Investing Activities:
  Capital expenditures                                        (1,323)          --           (424)           --             (1,747)
  Increase in deferred charges and other assets                 (657)          --           --              --               (657)
                                                            --------       --------      --------        --------         --------
        Net cash flows used in investing activities           (1,980)          --           (424)           --             (2,404)
                                                            --------       --------     --------        --------         --------
Cash Flows From Financing Activities:
  Net borrowings (repayments) of short-term
    borrowings - affiliate                                   (15,600)          --           --              --            (15,600)
  Net proceeds (repayments) of notes
    payable - affiliate                                       38,343           --            336            --             38,679
                                                            --------       --------     --------        --------         --------
        Net cash flows provided by financing activities       22,743           --            336            --             23,079
                                                            --------       --------     --------        --------         --------

Net decrease in cash and cash equivalents                    (11,709)          --            (14)           --            (11,723)

Cash and cash equivalents, beginning of period                34,681              4            2            --             34,687
                                                            --------       --------     --------        --------         --------
Cash and cash equivalents, end of period                    $ 22,972       $      4     $    (12)       $   --           $ 22,964
                                                            --------       --------     --------        --------         --------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion and analysis of our financial position and operating results and our consolidated subsidiaries for the three and six months ended June 30, 2001 and 2000, and should be read in conjunction with, Management's Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

         We are a casino and entertainment development company. We were incorporated under Delaware law on August 20, 1996, and conduct business through our wholly-owned subsidiaries, Jazz Casino Company. L.L.C., JCC Development Company, L.L.C., JCC Canal Development, L.L.C. and JCC Fulton Development, L.L.C. We began operations in October 1998, when we assumed the business operations formerly owned by Harrah's Jazz Company, a general partnership, and its subsidiary, Harrah's Jazz Finance Corporation, which filed for relief under the United States Bankruptcy Code on November 22, 1995.

         On January 4, 2001, we filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in order to allow restructuring of our obligations to the State of Louisiana and the City of New Orleans, long-term debt, bank credit facilities, and trade and other obligations. The filing was made in the U.S. Bankruptcy Court for the Eastern District of Louisiana in New Orleans. After the date of our bankruptcy filing, we continued to operate as debtors-in-possession subject to the Bankruptcy Court's supervision and orders until our plan of reorganization was consummated.

         Our plan of reorganization, which was approved by the bankruptcy court on March 19, 2001, and was consummated on March 29, 2001 (the "Effective Date"), resulted in, among other things, elimination of our then existing common stock and debt securities and the issuance of new equity and debt securities to certain creditors. The consequences of this bankruptcy proceeding were reflected in our financial statements as of the Effective Date. The cancellation of non-affiliate debt and related accrued interest resulted in an extraordinary gain as of the Effective Date. In addition, the cancellation of affiliate debt and other obligations resulted in an increase to additional paid in capital as of the Effective Date.

         Upon our emergence from bankruptcy, we did not meet the requirements to utilize fresh start reporting. Therefore, in accordance with Statement of Position 90-7: "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," our liabilities compromised by the confirmed plan of reorganization have been stated at the present value of the amounts to be paid, reorganization expenses have been separately disclosed and the forgiveness of debt has been reported as an adjustment to additional paid in capital and an extraordinary item on the face of the Condensed Consolidated Statements of Operations.

RESULTS OF OPERATIONS

         TOTAL NET REVENUES. For the three months ended June 30, 2001, net revenues decreased $665,000 (or 1.0%), while net revenues for the six months ended June 30, 2001 increased by $2.2 million (or 1.8%) as compared to the same period in the previous year. The following table reflects the changes in revenues by category:

                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                    INCREASE/(DECREASE)             INCREASE/(DECREASE)
                                                 -----------------------        -------------------------
(IN THOUSANDS)                                     $                  %             $                 %
                                                 ------             ----          ------             ----

Revenues:
   Casino                                        ($ 170)            (0.3%)        $2,695             2.3%
   Food and beverage                                120              2.4%            370             3.7%
   Retail, parking and other                        273             10.6%            828            17.4%
   Less - casino promotional allowances             888             21.7%          1,645            18.6%
                                                 ------                           ------
       Total Net Revenues                        ($ 665)            (1.0%)        $2,248             1.8%
                                                 ======                           ======

         Casino revenue decreased slightly during the three months ended June 30, 2001 and increased by 2.3% during the six months ended June 30, 2001. The decrease during the second quarter was primarily due to decreased gaming volume as a result of a general decline in New Orleans tourism and convention business during the same period. The increase for the six months ended June 30, 2001 was primarily due to a higher win per customer achieved by the casino.

         Food and beverage revenue increased during the three and six months ended June 30, 2001 primarily due to an increase in buffet pricing as well as an increase in the number of customers served. Retail, parking, and other revenue also increased during the three and six months ended June 30, 2001 primarily due to increased parking revenues as a result of a change in complimentary parking policies. This change also contributed, in part, to the increases in casino promotional allowances. The remainder of the increase in casino promotional allowances was primarily due to increased customer loyalty rewards.

         OPERATING EXPENSES. For the three and six months ended June 30, 2001, operating expenses decreased by $21.2 million (or 25.0%) and $24.9 million (or 14.6%), respectively, resulting in operating losses of $578,000 and $18.2 million, respectively. The following table reflects the changes in operating expenses by category:

                                              THREE MONTHS ENDED                 SIX MONTHS ENDED
                                              INCREASE/(DECREASE)               INCREASE/(DECREASE)
                                          --------------------------         --------------------------
(IN THOUSANDS)                                $                  %               $                  %
                                          --------              ----         --------              ----

Operating Expenses:
   Direct:
      Casino                              ($15,201)           (29.3%)        ($15,683)           (14.9%)
      Food and beverage                        (48)            (1.2%)             (49)            (0.6%)
      Retail, parking and other                (97)           (10.0%)               3              0.1%
   General and administrative               (1,334)            (6.5%)          (1,285)            (3.1%)
   Depreciation and amortization            (4,480)           (58.9%)          (7,846)           (58.1%)
                                          --------                           --------
      Total operating expenses            ($21,160)           (25.0%)        ($24,860)           (14.6%)
                                          ========                           ========

         Casino operating expenses decreased primarily due to the decrease of $11.6 million in our minimum payments to the Louisiana Gaming Control Board during the second quarter of 2001. (See Note 1 to the financial statements.) The remaining decrease in casino operating expenses was primarily due to decreased external complimentaries, lower labor costs related to operational efficiencies achieved through improved staff scheduling practices and reduced costs related to various broad-based marketing programs and promotions.

         Food and beverage expenses remained relatively consistent as compared to the same periods in the prior year. Retail, parking, and other expenses decreased 10.0% during the second quarter primarily due to operational efficiencies achieved through improved staff scheduling practices. Retail, parking, and other expenses for the six months ended June 30, 2001 remained relatively unchanged as compared to the same period last year.

         General and administrative expenses decreased for the three and six months ended June 30, 2001 primarily due to a reduction in management and certain other fees charged to Jazz Casino by Harrah's New Orleans Management Company under its management agreement as amended in connection with our plan of reorganization. Depreciation expense decreased in both periods due to the reduced basis of our assets as a result of the provision for asset impairment recorded in December 2000.

         REORGANIZATION ITEMS. During the three and six months ended June 30, 2001, we incurred reorganization expenses of $600,000 and $101.0 million, respectively. These expenses included a $90.3 million charge to reflect the gross-up adjustment of the unamortized balance of the discount on the senior subordinated notes to record the amount at the allowed claim, which were cancelled as a result of our plan of reorganization. The remaining expenses are primarily made up of consulting and legal fees, issuance costs related to the new debt and equity securities, and costs associated with retention bonuses.

         OTHER INCOME (EXPENSE). For the three and six months ended June 30, 2001 and 2000, we incurred interest charges of $2.9 million and $3.6 million, respectively. On January 4, 2001, we filed a voluntary bankruptcy petition and ceased recording interest expense related to our long-term debt and other obligations. Thus, the first quarter of 2001 includes only five days of interest expense on our long-term debt and other obligations, except for the debtor-in-possession loans made during the bankruptcy proceedings upon which interest accrued through March 29, 2001, the effective date of our reorganization. Subsequent to March 29, 2001, interest charges are incurred related to our $35 million revolving credit facility and $124.5 million new term notes due 2008.

         For the three and six months ended June 30, 2001 and 2000, we generated interest income of $75,000 and $266,000, respectively, attributable primarily to overnight repurchase investments of balances in our operating and capital reserve accounts.

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

LIQUIDITY AND CAPITAL RESOURCES

         REORGANIZATION OF OUR DEBT AND CAPITAL STRUCTURE. On January 4, 2001, we filed a voluntary petition for Chapter 11 reorganization in the Bankruptcy Court for the Eastern District of Louisiana in New Orleans. Our plan of reorganization, which was approved by the Bankruptcy Court on March 19, 2001, and was consummated on March 29, 2001, reflects the reorganization of our debt and capital structure in conjunction with a reduction in our $100 million minimum annual payment to the State of Louisiana, a reduction in rent and certain other charges imposed by the City of New Orleans, relief from certain additional financial obligations and relief from certain operating restrictions. The timing of this filing was in part the result of our need to conclude our reorganization process prior to March 31, 2001, to meet the obligations imposed by our casino operating contract with the State of Louisiana and prevent closure of the casino.

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

         The following discussion of our performance should be read in conjunction with and in light of our plan of reorganization which was consummated on March 29, 2001.

         WORKING CAPITAL FOR OPERATIONS. During the six months ended June 30, 2001 and 2000, net cash flow used in operations was $4.2 million and $32.4 million, respectively. A number of our contractual agreements contained provisions that allowed us to defer payment of certain operating expenses to help absorb these fund uses. As of March 29, 2001, we had deferred a total of $47.3 million of payments to our manager, Harrah's Operating Company and Harrah's Entertainment under the terms of the various agreements. Additionally, a total of $28.5 million in interest payments related to our senior subordinated notes with contingent payments due 2009 and our convertible junior subordinated debentures had been paid in kind since October 1998. Under our credit agreement, $25.0 million was available for working capital purposes under our revolving line of credit which was also used to partially cover operating losses. As of March 29, 2001, the outstanding balance under the revolving line of credit was $25.0 million, including outstanding letters of credit of $1.7 million.

         Under the HET/JCC agreement in effect prior to the bankruptcy, advances by Harrah's Entertainment and Harrah's Operating Company under the minimum payment guaranty constituted a demand obligation and were secured by first priority liens on our assets. During various periods in 2000 and 2001, under the terms of the previous minimum payment guaranty, HOCI began making the minimum daily payments of approximately $274,000 due to the Louisiana Gaming Control Board under our casino operating contract in order to provide us with necessary working capital. As of March 29, 2001, Harrah's Entertainment and Harrah's Operating Company had advanced $51.8 million to the Louisiana Gaming Control Board on our behalf under the previous minimum payment guaranty. Prior to the date of our bankruptcy filing on January 4, 2001, the principal balance outstanding was subject to interest at LIBOR plus 1%; subsequent to this date, the principal balance outstanding was subject to interest at Prime plus 2% (10.0% as of March 29, 2001), which brought the total balance due to $53.8 million including principal and interest. In connection with our reorganization, we entered into the new HET/JCC Agreement, an agreement with Harrah's Entertainment and Harrah's Operating Company concerning the posting of the initial four-year minimum payment guaranty to the Louisiana Gaming Control Board. Harrah's Entertainment, the parent company of our manager Harrah's New Orleans Management Company, has a minority ownership interest in us and a noncontrolling representation on our board of directors.

         In connection with our plan of reorganization, the claims of the various debt holders including the claims of our senior noteholders, our bank term loans and our revolving credit facility (including the amounts funded by Harrah's Entertainment pursuant to its guaranty) were settled in exchange for new term notes, the Senior Notes due 2008, issued by our subsidiary Jazz Casino Company, LLC, with a face amount of $124.5 million and approximately 12.4 million shares of our new common stock. Additionally, we have entered into an agreement with Harrah's Entertainment to provide us with a new $35 million revolving line of credit for the purpose of providing working capital for the business. The unsecured claims resulting from amounts owed to parties under the previous deferral arrangements were also eliminated.

         Our new term notes provide for quarterly interest payments at a rate equal to LIBOR plus 2.75% annually. During the first year 50% of the interest payments on the notes may be paid in kind at the borrower's option. On June 30, 2001, we paid $1.2 million in cash interest and paid $1.2 million in interest in kind by issuing additional new term notes. Our new revolving credit agreement requires that we pay this interest in kind. Principal payments on these new term notes are to be made semi-annually on November 15 and May 15 of each year commencing November 2002. Until May 2005, the payments are calculated at 50% of semi annual free cash flow, as defined in the Indenture governing our new term notes. Commencing June 30, 2005, principal payments of $1.5 million per quarter are due, with one final payment of all amounts due at March 31, 2008.

         Our new Revolving Credit Agreement is provided by Harrah's Operating Company and provides an available line of credit of up to $35 million, with a letter of credit sublimit of $10 million. Interest is payable at LIBOR plus 3%. The facility matures on March 30, 2006, subject to extension until March 30, 2007 at our option.

The revolver will be used to fund our operating needs that are not fulfilled by cash flows from operations of our casino. As of August 13, 2001, there were no outstanding borrowings although outstanding letters of credit totaling $400,000 have been issued under this revolving credit facility. There is also a $400,000 letter of credit issued under the old revolving credit facility, which has not yet expired.

         In addition to the capital and debt changes to our structure outlined above, some material reductions to our operating expense structure came about as a result of the implementation of our plan of reorganization, as discussed below.

         The annual minimum payments to the State of Louisiana required by our casino operating contract were reduced to the greater of 21.5% of gross gaming revenue or (i) $50 million in the first year ended March 31, 2002; or (ii) $60 million each fiscal year thereafter. The casino operating contract requires a rolling three year guaranty of this amount, with an initial four year unconditional guaranty. In connection with our plan of reorganization, we entered into the new HET/JCC Agreement, pursuant to which Harrah's Entertainment has agreed to provide the initial four year unconditional guaranty of the required minimum payment to the State of Louisiana. Harrah's Entertainment will receive an annual fee from Jazz Casino in exchange for providing this guaranty. The obligations under this guaranty are secured by, among other things, a first lien on substantially all of our assets.

         Additionally, the City of New Orleans has agreed to reduce the payments required in connection with the ground lease by at least $5 million in payments, taxes, administrative and operational costs and/or other expenses that we currently pay or incur at least annually under the ground lease with the City of New Orleans and the Rivergate Development Corporation or as a result of obligations imposed or created by the ground lease, whether to the City, the Rivergate Development Corporation or others. This reduction was to have occurred within 120 days from March 15, 2001, but was extended by 30 days. As of this date, there has been no reduction designated by the City or the Rivergate Development Corporation.

         Since emerging from bankruptcy we have continued to seek ways to improve the financial performance of the casino to assist in making the company financially stable over the long term. After extensive analysis and evaluation concerning financial efficiencies, we have, among other things, reduced the casino's work force by eliminating 148 positions on July 17, 2001.

         Even taking into consideration the reduced liabilities and operating expenses as a result of the reorganization, and further reductions in operating expenses post-restructuring, we cannot assure that we will have sufficient liquidity to meet our obligations.

         EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION. Earnings before interest, taxes, depreciation, and amortization ("EBITDA") for the three months ended June 30, 2001 was $2.0 million as compared to a negative $13.4 million in the quarter ended June 30, 2000. The improvement in EBITDA is related primarily to the decrease in the minimum payment to the State of Louisiana of $11.6 million, accompanied by operating efficiencies achieved in casino operations.

         EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating, investing and financing activities, which are determined in accordance with generally accepted accounting principles ("GAAP"), and it is included herein to provide additional information with respect to our ability to meet our future debt service, capital expenditure and working capital requirements. Although EBITDA is not necessarily a measure of our ability to fund our cash needs, management believes that EBITDA is a useful tool for measuring our ability to service our debt. Our definition of EBITDA may not be the same as that of similarly captioned measures used by other companies.

         CAPITAL EXPENDITURES. Pursuant to our ground lease with the Rivergate Development Corporation and the City of New Orleans, our management agreement with our manager and our casino operating contract, we established a capital replacement fund to fund the capital expenditures necessary to operate the casino. We are contractually required to fund monthly payments into the capital replacement fund in an aggregate amount equal to $3 million for the first 12 months following the casino's opening, $4 million for the second 12 months following the casino's opening, $5 million for the third 12 months following the casino's opening, and 2% of the gross revenues of the casino for each fiscal year thereafter. As of June 30, 2001, we had deposited $5.3 million into the interest-bearing capital reserve account and expended approximately $2.7 million.

         As a result of our plan of reorganization, we are now free to expand our seated buffet facilities from 250 to 400 seats and develop a restaurant with seating for 150 people, subject to certain city conditional use permit amendments which have been filed with and are pending before the City Planning Commission. We expect such expansion and development to begin by the end of 2001. We have not yet determined how much capital will be required to expand our dining facilities. The funds for such expansion and development will need to be obtained from cash flow from operations or external financing to the extent allowable. At this time we have not obtained such financing.

         CAPITAL RESOURCES FOR DEVELOPMENT ACTIVITIES. In addition to the gaming related entertainment offered at the casino, as funding and circumstances may permit, we also plan to develop additional real estate in New Orleans for entertainment uses that support the casino. The second floor of our casino was constructed to the point at which the shell of the structure was complete when the casino opened in October 1999. The casino's second floor has been planned to ultimately consist of approximately 130,000 square feet of multipurpose non-gaming entertainment space.

         We have spent approximately $1.7 million through June 30, 2001 towards developing a master plan for the build out and leasing of the second floor of the casino for non-gaming uses and for construction-related work that needed to take place on the second floor of the casino prior to opening the casino in order to prevent disruption to the casino's gaming operations. We intend to consider revising the master plan to include restaurant facilities now that the restrictions against us providing such facilities have been lessened as a result of our plan of reorganization. We arranged to borrow up to $2 million from a subsidiary of Harrah's Entertainment to fund these items. Our borrowings under this arrangement were subject to interest at 9% per year, which, at our option, was paid in kind. As of March 29, 2001, we had borrowed $1.7 million under this loan, which was eliminated on the effective date of our plan of reorganization. We presented a preliminary master plan governing the use of the second floor of the casino to the City of New Orleans on February 22, 2000 and are currently updating that plan and considering alternatives for financing this development. Without additional financing, we will be unable to build-out and develop the second floor of the casino. We have not obtained successful financing to fund these developments, and cannot assure that we will ever be able to do so.

         We also own the city block of historical buildings across the street from the casino and its garages, which we have planned to develop into other entertainment uses that support the casino. At this time, we have not completed our plans and have not obtained financing for this development.

         We also own the parcel of land across from the casino located at 3 Canal Place, adjacent to the Canal Place Shopping Center. On February 14, 2000, we entered into a contract to sell this property to Wyndham International, a hotel developer for $6.5 million. In connection with our bankruptcy proceedings, we filed a motion to reject this contract. Wyndham International has subsequently assigned the contract to 3CP Associates LLC. We have signed a contract to sell the property to 3CP Associates and plan to withdraw the motion to reject the contract. The sale is anticipated to close by the end of the year. We plan to use these funds for development needs.

         CAPITAL RESOURCES FOR CONSTRUCTION PROJECTS. From October 30, 1998 until the casino's opening on October 28, 1999, our principal capital requirements related to constructing the casino. As of June 30, 2001, all construction and pre-opening invoices had been paid. However, there are several remaining unresolved creditor claims from the 1995 bankruptcy of our predecessor, Harrah's Jazz Company. These claims total approximately $2 million and the funds we estimate to be necessary to settle the claims have been set aside.

         QUASI-REORGANIZATION. As of March 31, 2001, we effected a quasi-reorganization through the application of $322.1 million of our $413.1 million additional paid-in capital account to eliminate our accumulated deficit. JCC Holding's board of directors decided to effect a quasi-reorganization given that we had completed our restructuring, obtained long-term financing and successfully emerged from bankruptcy on March 29, 2001.

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

We adopted the consensus provisions of EITF 00-22 in the first quarter of 2001. To be consistent with the 2001 presentation, various "cash back" rewards, previously shown as casino expenses, were reclassified as a reduction of net revenues in 2000. This did not have any effect on previously reported operating income or net income. The cash back rewards for the three and six months ended June 30, 2001 were $398,000 and $1.3 million, respectively. The cash back rewards for the three and six months ended June 30, 2000 were $590,000 and $2.2 million, respectively.

         The Financial Accounting Standards Board has approved for issuance Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." Both statements were published in July 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. We are evaluating the impact of the adoption of those standards and have not yet determined the effect of adoption on our financial position and results of operations.


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

         We have a significant amount of indebtedness, which accrues interest at variable rates. As of June 30, 2001, the aggregate amount of our outstanding indebtedness was $125.7 million. The interest rate of our variable rate indebtedness will fluctuate with changes in the base rate and the LIBOR rate applicable under our credit agreement. A change in either the base rate or LIBOR under our credit agreement will affect the interest rate at which indebtedness outstanding under the credit agreement accrues. As a result, a significant increase in either the base rate or LIBOR could materially and adversely affect our financial position and results of operations. For example, a 50 basis point movement in interest rates would result in an approximate $628,500 annualized increase or decrease in interest expense based on the outstanding balance of our variable rate indebtedness as of June 30, 2001.

                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         Fred Burford resigned as our President and Chief Executive Officer effective July 15, 2001. Our board of directors named Paul Debban to replace Mr. Burford as President. Louisiana Gaming Control Board has found Mr. Debban suitable, and Mr. Debban is now serving as a director and as President.

         On July 19, 2001, we filed with the Securities and Exchange Commission a Form 8-A registering our new common stock under the Securities and Exchange Act of 1934 (SEC File No. 0-33007). The Form 8-A was effective upon filing.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  None

         (b)      Reports on Form 8-K.

         (1) On May 1, 2001, we filed a Current Report on Form 8-K announcing the resignation of a member of our board of directors. The date of the earliest event reported was April 23, 2001.

         (2) On May 11, 2001, we filed a Current Report on Form 8-K announcing the appointment of Bill Noble as our new general manager. The date of the earliest event reported was May 10, 2001.

         (3) On June 20, 2001, we filed a Current Report on Form 8-K announcing a strategic realignment designed to reduce costs, streamline our activities and enhance our ability to adapt quickly to changing market conditions. As part of this realignment, we announced our proposed new seven-member board of directors, the naming of Phil Satre as Chairman of our board of directors, and the naming of Paul Debban as President-elect. The date of the earliest event reported was June 15, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      JCC HOLDING COMPANY



Date:    August 14, 2001           By:  /s/ L. CAMILLE FOWLER
                                      __________________________________________
                                      L. Camille Fowler, Vice President-Finance,
                                      Treasurer and Secretary
                                      (Principal Financial and Chief Accounting
                                      Officer and Duly Authorized Officer)