Form 10-Q
period 2001-09-30
JCC HOLDING CO
filed 2001-11-14
CIK 1021352

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended                       SEPTEMBER 30, 2001
                                                              ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ____________


                         Commission File Number 0-33007
                                                -------

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

         The number of shares of the registrant's common stock outstanding at November 12, 2001 was 12,386,200.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                               SEPTEMBER 30, 2001


                                      INDEX

                                                                                                PAGE
                                                                                               NUMBER
                                                                                               ------
SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS                                   2

PART I    FINANCIAL INFORMATION                                                                  2

          Item 1. Financial Statements                                                           2

          Condensed Consolidated Balance Sheets as of
              September 30, 2001 and December 31, 2000 (Unaudited)                               3

          Condensed Consolidated Statements of Operations for the
              Three and Nine Months Ended September 30, 2001 and 2000 (Unaudited)                4

          Condensed Consolidated Statements of Cash Flows for the
              Nine Months Ended September 30, 2001 and 2000 (Unaudited)                          5

          Notes to Condensed Consolidated Financial Statements (Unaudited)                       6

          Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                23

          Item 3. Quantitative and Qualitative Disclosures About Market Risk                     31

PART II   OTHER INFORMATION                                                                      32

          Item 5. Other Information                                                              32

          Item 6. Exhibits and Reports on Form 8-K                                               32

SIGNATURES                                                                                       33

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q includes forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including in particular the statements about (1) our plans, objectives, expectations and prospects, (2) the development of non-gaming entertainment space on the second floor of the casino in New Orleans, Louisiana and of various adjacent properties for entertainment uses supporting the casino, and (3) the development and implementation of a plan for expanded buffet and dining facilities and other amenities for our patrons to the extent now permitted by applicable restrictions. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions identify forward-looking statements. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by such forward-looking statements are reasonable, such statements involve uncertainties and risks, and we cannot assure you that such plans, objectives, expectations and prospects will be achieved. Important factors that could cause actual results to differ materially from the results anticipated by the forward-looking statements include such matters as:

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

         o our ability to compete successfully in our market area with dockside gaming operations which are now permitted to remain dockside without the requirement of periodically traveling offshore; and

         o our ability to develop a sufficiently effective marketing plan to succeed in operating in a weakened national economy, a weakened convention and leisure travel market and an increasingly competitive local and regional gaming marketplace in which we also compete with other entertainment alternatives.

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    SEPTEMBER 30,      DECEMBER 31,
                                                                                        2001               2000
                                                                                    -------------     -------------
                                     ASSETS
Current Assets:
    Cash and cash equivalents (includes restricted
        cash of $2,307 and $2,113, respectively)                                    $      32,685     $      26,626
    Accounts receivable, net of allowance for doubtful
        accounts of $3,497 and $1,958, respectively                                         3,135             6,272
    Inventories                                                                               616               685
    Prepaids and other assets                                                               1,889             3,678
    Property available for sale                                                             4,831             4,831
                                                                                    -------------     -------------
          Total current assets                                                             43,156            42,092
                                                                                    -------------     -------------
Property and Equipment:
    Buildings on leased land                                                              129,020           128,936
    Furniture, fixtures and equipment                                                      28,200            22,492
    Property held for development                                                          10,708            10,689
    Leasehold improvements                                                                    284               245
    Construction in progress                                                                  356                89
                                                                                    -------------     -------------
          Total                                                                           168,568           162,451
    Less - accumulated depreciation                                                       (32,850)          (25,561)
                                                                                    -------------     -------------
          Net property and equipment                                                      135,718           136,890
                                                                                    -------------     -------------
Other Assets:
    Deferred operating contract cost, net of accumulated
        amortization of $4,081 and $3,269, respectively                                    24,724            25,536
    Lease prepayment, net of accumulated
        amortization of $1,016 and $816, respectively                                       6,112             6,312
    Deferred charges and other, net of accumulated
        amortization of $2,130 and $1,567, respectively                                    10,439            10,631
                                                                                    -------------     -------------
          Total other assets                                                               41,275            42,479
                                                                                    -------------     -------------
          Total Assets                                                              $     220,149     $     221,461
                                                                                    =============     =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Short-term borrowings                                                           $          --     $      23,250
    Accounts payable - trade                                                                1,429               844
    Accrued interest                                                                        2,066             7,025
    Accrued expenses                                                                       17,036            12,301
    Due to affiliates                                                                       4,833            64,806
    Preconfirmation contingencies                                                           3,064             2,212
    Other                                                                                   1,784             1,977
                                                                                    -------------     -------------
          Total current liabilities                                                        30,212           112,415
                                                                                    -------------     -------------
Long-term debt, net of discount (including debt to affiliates of $42,800
        and $31,947, respectively)                                                        103,207           396,412
Due to affiliates                                                                           1,025            20,968
Other long-term liabilities                                                                   394               339

Commitments and Contingencies

Stockholders' Equity (Deficit):
    Common Stock:
      Unclassified Common Stock (40,000 shares authorized; 12,386 shares
          issued and outstanding; par value $.01 per share)                                   124                --
      Class A Common Stock (20,000 shares authorized;
          5,778 shares issued and outstanding;
          par value $.01 per share)                                                            --                58
      Class B Common Stock (20,000 shares authorized; 4,453 shares
          issued and outstanding; par value $.01 per share)                                    --                45
    Additional paid-in capital                                                             91,098           108,269
    Accumulated deficit (after quasi-reorganization at September 30, 2001)                 (5,911)         (417,045)
                                                                                    -------------     -------------
          Total stockholders' equity (deficit)                                             85,311          (308,673)
                                                                                    -------------     -------------
          Total Liabilities and Stockholders' Equity (Deficit)                      $     220,149     $     221,461
                                                                                    =============     =============



See Notes to Condensed Consolidated Financial Statements.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                             -------------------------------     -------------------------------
                                                                  2001              2000             2001               2000
                                                             -------------     -------------     -------------     -------------
Revenues:
   Casino                                                    $      60,816     $      66,298     $     182,271     $     185,058
   Food and beverage                                                 5,819             5,351            16,180            15,342
   Retail, parking and other                                         2,708             2,403             8,306             7,173
   Less - casino promotional allowances                             (5,547)           (4,892)          (16,011)          (13,711)
                                                             -------------     -------------     -------------     -------------
      Total Net Revenues                                            63,796            69,160           190,746           193,862
                                                             -------------     -------------     -------------     -------------
Operating Expenses:
   Direct:
      Casino                                                        36,405            53,418           126,126           158,822
      Food and beverage                                              4,022             4,195            11,690            11,912
      Retail, parking and other                                        919               871             3,046             2,995
   General and administrative                                       18,660            24,182            58,615            65,422
   Depreciation and amortization                                     3,169             6,110             8,822            19,609
                                                             -------------     -------------     -------------     -------------
      Total operating expenses                                      63,175            88,776           208,299           258,760
                                                             -------------     -------------     -------------     -------------

Operating Income (Loss)                                                621           (19,616)          (17,553)          (64,898)
                                                             -------------     -------------     -------------     -------------
Reorganization Expenses                                                 --                --          (101,029)               --

Other income (expense):
   Interest expense, net of capitalized interest                    (2,632)          (11,822)           (6,183)          (33,627)
   Interest and other income                                           137                83               403               295
                                                             -------------     -------------     -------------     -------------
      Total other income (expense)                                  (2,495)          (11,739)           (5,780)          (33,332)
                                                             -------------     -------------     -------------     -------------

Loss Before Extraordinary Item:                                     (1,874)          (31,355)         (124,362)          (98,230)

   Extraordinary gain on early extinguishment of debt                   --                --           213,448                --
                                                             -------------     -------------     -------------     -------------

Net Income (Loss)                                            $      (1,874)    $     (31,355)    $      89,086     $     (98,230)
                                                             =============     =============     =============     =============
Per Share Data:

   Loss before extraordinary item                            $       (0.15)    $       (3.06)    $      (10.04)    $       (9.66)
      Extraordinary gain on early extinguishment of debt                --                --     $       17.23                --
                                                             -------------     -------------     -------------     -------------
   Basic Net Income (Loss)                                   $       (0.15)    $       (3.06)    $        7.19     $       (9.66)
                                                             =============     =============     =============     =============
   Weighted Average Shares Outstanding                          12,386,200        10,235,188        12,386,200        10,163,715
                                                             =============     =============     =============     =============



See Notes to Condensed Consolidated Financial Statements.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                     SEPTEMBER 30,     SEPTEMBER 30,
                                                                                          2001              2000
                                                                                     -------------     -------------
Cash Flows From Operating Activities:
   Net income (loss)                                                                 $      89,086     $     (98,230)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                                          8,822            19,609
      Amortization of note discount                                                         91,431             3,862
      Amortization of unearned compensation                                                     --               164
      Extraordinary gain on early extinguishment of debt                                  (213,448)               --
      Deferred rent                                                                            288             1,270
      Provision for bad debts                                                                1,901               995
      Write down of assets to be disposed of                                                    --             1,600
   Changes in operating assets and liabilities:
      Accounts receivable                                                                    1,236            (4,637)
      Inventories                                                                               69              (351)
      Prepaids and other assets                                                              1,789               667
      Accounts payable - trade                                                                 584             1,380
      Accrued interest                                                                       2,066            13,175
      Accrued expenses                                                                       4,735            (5,807)
      Preconfirmation contingencies                                                            (38)             (838)
      Due to affiliates                                                                     13,911            23,554
      Other current liabilities                                                               (193)              226
   Payment of liabilities subject to compromise due to reorganization activities:
      Reorganization costs, excluding amortization of note discount of $90,314              10,715                --
      Payment of reorganization costs                                                       (9,824)               --
                                                                                     -------------     -------------
        Net cash flows provided by (used in) operating activities                            3,130           (43,361)
                                                                                     -------------     -------------
Cash Flows From Investing Activities:
   Capital expenditures                                                                     (2,445)           (1,106)
   Increase in deferred charges and other assets                                              (371)             (973)
                                                                                     -------------     -------------
        Net cash flows used in investing activities                                         (2,816)           (2,079)
                                                                                     -------------     -------------
Cash Flows From Financing Activities:
   Net Repayments of short-term borrowings - affiliate                                          --           (10,350)
   Proceeds from notes payable - affiliate                                                   5,745            45,539
                                                                                     -------------     -------------
        Net cash flows provided by financing activities                                      5,745            35,189
                                                                                     -------------     -------------
Net increase (decrease) in cash and cash equivalents                                         6,059           (10,251)

Cash and cash equivalents, beginning of period                                              26,626            34,687
                                                                                     -------------     -------------
Cash and cash equivalents, end of period                                             $      32,685     $      24,436
                                                                                     =============     =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                                       $       1,508     $      12,404
   Noncash investing and financing activities:
      Increase in long-term debt for payment-in-kind interest payments               $       1,191     $       7,146
      Capitalized interest                                                           $           2     $         102
      Issuance of restricted stock awards                                            $          --     $         199



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

         Our purpose is to operate an exclusive land-based casino entertainment facility in New Orleans, Louisiana. Our casino commenced operations on October 28, 1999. We also plan to sell or develop approximately 130,000 square feet of multipurpose non-gaming entertainment space on the second floor of the casino and develop various adjacent properties for entertainment uses supporting the casino. We have not obtained sufficient financing to fund these developments.

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

         Our plan of reorganization, which was approved by the Bankruptcy Court on March 19, 2001 and was consummated on March 29, 2001, resulted in, among other things, elimination of our then existing common stock and debt securities and the issuance of new common stock and debt securities to certain creditors. The accounting consequences of our bankruptcy proceeding are reflected in the financial statements as of the effective date of our reorganization. The income statement during the first quarter includes only five days of interest expense on our old long-term debt and other obligations, except for debtor-in-possession loans made during the bankruptcy proceedings upon which interest accrued through March 29, 2001, the effective date of our reorganization. The interest charges incurred contractually, but not recorded as a result of our bankruptcy proceeding, totaled $15.6 million. The cancellation of non-affiliate debt and related accrued interest resulted in an extraordinary gain as of the effective date. During the first quarter of 2001, we recorded an extraordinary gain on the early extinguishment of our debt of $213.4 million. This gain arises from the discharge of $317.0 million of outstanding principal and interest due to non-affiliates under our senior subordinated notes with contingent payments due 2009, bank term loans, and convertible junior subordinated debentures, in exchange for new debt and equity securities with a fair value of $103.6 million. In addition, the cancellation of affiliate debt and other obligations resulted in an increase of $304.8 million to additional paid in capital as of the effective date of our reorganization. We did not meet the requirements to utilize fresh start reporting, since our holders of existing voting shares immediately before confirmation received more than 50 percent of voting shares of the emerging entity. Therefore, in accordance with Statement of Position 90-7: "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," our liabilities compromised by the confirmed plan of reorganization have been stated at the present value of the amounts to be paid, reorganization expenses have been separately disclosed and the forgiveness of debt has been reported as an adjustment to additional paid in capital and an extraordinary item on the face of the Condensed Consolidated Statements of Operations.

         Our plan of reorganization took into account the reduction of our annual minimum payment obligations to the Louisiana Gaming Control Board to the greater of 21.5% of gross gaming revenue or a minimum payment of $50 million commencing April 1, 2001, through March 31, 2002, and $60 million each fiscal year thereafter. Under the plan, Harrah's Entertainment, Inc. ("Harrah's Entertainment" or "HET") and Harrah's Operating Company, Inc. ("Harrah's Operating Company" or "HOCI") have provided a new minimum payment guaranty to the Louisiana Gaming Control Board, which secures Jazz Casino Company, L.L.C.'s ("Jazz Casino") annual minimum payment obligation to the Louisiana Gaming Control Board for an initial four year period through March 31, 2005 pursuant to a new agreement among Harrah's Entertainment and Harrah's Operating Company and our subsidiary Jazz Casino (the "new HET/JCC Agreement"). In exchange for providing a new minimum payment guaranty, Harrah's Entertainment and Harrah's Operating Company (and any substitute guarantor) will receive an annual guaranty fee from us. The obligations under the new HET/JCC Agreement are secured by, among other things, a first lien on substantially all of our assets (except our casino operating contract with the State of Louisiana and the gross revenue share payments due to the State thereunder). Our reorganization plan also took into account a reduction of at least $5 million in payments, taxes, administrative and operational costs and/or other expenses that we currently pay or incur at least annually under the ground lease with the City of New Orleans and the Rivergate Development Corporation or as a result of obligations imposed or created by the ground lease, whether to the City, the Rivergate Development Corporation or others. This reduction was to have occurred within 120 days from March 15, 2001, but was extended by 30 days. On August 15 the Special Development Projects Committee of the City Council recommended reductions to the Council with which we disagreed. Subsequently, we filed a motion with the Bankruptcy Court asking it to review the proposed reductions for their consistency with our plan of reorganization. To date both a vote of the Council on the proposed reductions and the hearing on the motion have been continued by agreement of the parties. There is no certainty that the reduction will ever be obtained.

         On the effective date of our plan of reorganization, our outstanding common stock consisted of 12,386,200 shares of new common stock. Under the plan of reorganization, in consideration of, among other things, Harrah's Entertainment's and Harrah's Operating Company's consent to the cancellation and extinguishment of all claims against us arising under our Revolving Credit Facility, the Tranche A-2 Term Loan, the Tranche B-2 Term Loan, the Slot Lease, the Junior Subordinated Credit Facility, the Completion Loan Guarantee, and the JCC Development promissory note, our manager, Harrah's New Orleans Management Company, Inc.'s, and its affiliates' agreement to waive all claims relating to existing defaults under our Management Agreement, the Administrative Services Agreement, the Forbearance Agreement, the Warrant Agreement, and any other pre-petition claims against us, and Harrah's Operating Company's agreement to contribute the slot machines used in our casino to us, Harrah's Entertainment received 6,069,238 shares (49%) of our new common stock. Holders of claims arising under Tranche B-1 of the Bank Credit Facilities received 1,734,068 shares (14%) of our new common stock; and holders of claims arising under our senior subordinated notes received 4,582,894 shares (37%) of our new common stock.

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

         Our manager, Harrah's New Orleans Management Company, continues to manage the casino pursuant to our management agreement which was amended in connection with our bankruptcy plan of reorganization. Under our amended management agreement, we have the right to terminate the management agreement if the casino fails to achieve earnings before interest, income taxes, depreciation, amortization and management fees, adjusted for certain corporate overhead costs ("Adjusted EBITDAM"), of not less than 85% of the specified target Adjusted EBITDAM for the twelve months ended March 31, 2002, 84% of the specified target Adjusted EBITDAM for the twelve months ended March 31, 2003, and 83% of the specified target Adjusted EBITDAM for the twelve months ended March 31, 2004 and thereafter. The targets of Adjusted EBITDAM for these first three fiscal periods, as specified in the management agreement, are $115.2 million, $127.4 million, and $134.8 million, respectively. For the twelve months ended March 31, 2002, the target Adjusted EBITDAM is 85% of $115.2 million, or $97.9 million. For the six months ended September 30, 2001, Adjusted EBITDAM was $51.2 million. The amount of the management fee previously paid to the manager was adjusted under the amended management agreement, and certain fees charged to the casino by the manager and its affiliates were eliminated.

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

         REORGANIZATION ITEMS. During the nine months ended September 30, 2001, we incurred reorganization expenses of $101.0 million. These expenses include a $90.3 million charge to reflect the write off of the unamortized balance of the discount of the senior subordinated notes (which were cancelled as a result of our plan of reorganization) to record the amount of the allowed claim. The remaining expenses consisted primarily of consulting and legal fees, issuance costs related to the new debt and equity securities, and costs associated with retention bonuses.

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

         RECENTLY ISSUED PRONOUNCEMENTS. In the first quarter of 2001, the Emerging Issues Task Force ("EITF") reached a consensus on certain issues in EITF 00-22 "Accounting for "Points" and Certain Other Time-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." EITF 00-22 requires that cash rebates or refunds be shown as a reduction of revenues effective for quarters ending after February 15, 2001. We adopted the consensus provisions of EITF 00-22 in the first quarter of 2001. To be consistent with the 2001 presentation, various "cash back" rewards, previously shown as casino expenses, were reclassified as a reduction of net revenues in 2000. This did not have any effect on previously reported operating income or net income. The cash back rewards for the three and nine months ended September 30, 2001 were $239,000 and $1.5 million, respectively. The cash back rewards for the three and nine months ended September 30, 2000 were $764,000 and $3.0 million, respectively.

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." Both statements were published in July 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interests method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. We are evaluating the impact of the adoption of those standards and have not yet determined the effect of adoption on our financial position and results of operations.

         SFAS No. 143, "Accounting for Asset Retirement Obligations", and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", were issued during June and August 2001, respectively. Management does not believe these Standards will have a significant impact to the Company.

NOTE 2. SHORT-TERM BORROWINGS

         Our new revolving credit facility provided on the effective date of our reorganization by Harrah's Entertainment provides Jazz Casino with up to $35 million of available credit to meet working capital requirements, including up to $10 million of availability for letters of credit. The new revolving credit facility bears interest at a rate of LIBOR plus 3.00% per annum and will mature in 2006. The credit facility is secured by substantially all of our assets (except the casino operating contract with the State of Louisiana, our casino bankroll and the gross revenue share payments due to the State of Louisiana). The credit facility is also secured on a second lien priority basis, junior only to a lien securing our obligations under the new HET/JCC Agreement (see Note 1). As of November 12, 2001, there were no outstanding borrowings although outstanding letters of credit totaling $700,000 have been issued under this revolving credit facility.

NOTE 3. LONG-TERM DEBT

         On the effective date of our reorganization, our then existing long-term debt was cancelled. New term notes were issued in the aggregate principal (face) amount of $124.5 million that will mature seven years after the effective date (see Note 1) in connection with the cancellation of long-term debt and certain other obligations. The new term notes will pay interest quarterly at LIBOR plus 2.75% per annum. In the first year, one half of the interest payments on the new term notes may be paid in kind and added to the principal at our option. As of November 12, 2001, we have paid $2.3 million in cash interest and paid $2.2 million in interest in kind by issuing additional new term notes. Principal payments on the new term notes are amortized as follows: zero in the first year; 50% of free cash flow (as defined in the new term note agreement) in the second through fourth years; and $6 million annually in the fifth through seventh years, with all remaining unpaid principal payable at maturity. As of the effective date, we considered the variable interest rate on the new term notes to be lower than prevailing interest rates for debt with similar terms and credit ratings. In accordance with Statement of Position 90-7, the new term notes were valued based on discounting concepts to approximate their fair value (12.5% discount rate). We are also subject to numerous debt covenants under the new term note agreement, including restrictions on, among other things, restricted payments, transactions with affiliates, dividend restrictions, liens, incurrence of additional indebtedness, asset sales, mergers and consolidations, payment of certain indebtedness, capital expenditures, and investments or loans.

NOTE 4. RELATED PARTY TRANSACTIONS

         AMENDED MANAGEMENT AGREEMENT. The casino's operations are managed by Harrah's New Orleans Management Company pursuant to our amended management agreement. Harrah's New Orleans Management Company is an indirect wholly owned subsidiary of Harrah's Entertainment, which has a minority ownership interest in us and noncontrolling representation on our board of directors. We have also contracted with Harrah's Operating Company to perform various administrative services pursuant to this management agreement. Administrative services to be provided under this agreement include accounting, computer processing, risk management, marketing and administration of certain human resource matters.

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

         Under our amended management agreement, as consideration for managing the casino, the manager is entitled to receive a management fee equal to thirty percent of EBITDAM. Under the amended management agreement, we are also required to reimburse Harrah's Entertainment for the cost of property level executive salaries previously funded by Harrah's Entertainment and to reimburse Harrah's Entertainment for insurance related to the casino and previously funded by Harrah's Entertainment on our behalf. Neither the manager nor any of its affiliates is entitled to receive fees for services previously provided under our administrative service agreement, which services must now be provided at no additional cost (see Note 1).

         NEW HET/JCC AGREEMENT. On the effective date, our minimum payment loan along with the guaranty fees and related interest charges were cancelled and Harrah's Entertainment and Harrah's Operating Company received new notes and new common stock in the amount of $30.6 million (face value) and approximately 3.1 million shares, respectively. In addition, Jazz Casino entered into the new HET/JCC Agreement pursuant to which Harrah's Entertainment agreed to provide a minimum payment guaranty to the Louisiana Gaming Control Board for an initial four-year period through March 31, 2005, as required by the casino operating contract. The initial minimum payment guaranty has been provided by Harrah's Entertainment, and guarantees the following amounts payable to the Louisiana Gaming Control Board:

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

         In addition, as of the effective date of our reorganization, certain restrictions previously imposed on food and restaurant facilities, service, lodging and the sale of products not directly related to gaming operations have been modified to be less restrictive.

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

         Following our reduction in the casino's work force on July 17, 2001, former employees of the casino filed lawsuits against us in the Civil District Court for the Parish of Orleans, State of Louisiana on August 3, 2001. Since filing, the matter was removed to the United States District Court for the Eastern District of Louisiana. Plaintiffs have filed a Motion to Remand the lawsuit to state court, which is currently pending. The Plaintiffs are seeking damages for being laid off prior to the expiration of the term of alleged employment contracts between our employees and us. We believe that we have strong legal and factual defenses, and intend to vigorously contest the claims. No assurances can be given as to the outcome of such lawsuit, and consequently, we cannot reasonably predict at this time whether the final outcome of these matters will materially and adversely affect our results of operations, cash flows, or financial condition.

         On August 8, 2001 we received notice from Rivergate Development Corporation alleging that Jazz Casino had failed to perform a material term of our ground lease in connection with the nature of expenditures charged to the capital replacement fund. We believe we are in full compliance with the capital replacement fund requirements, and are in the process of attempting to resolve the disagreements with the City of New Orleans and the Rivergate Development Corporation. Although no assurances can be given as to the outcome of such disagreement, we do not expect that the final outcome of this matter will materially and adversely affect our results of operations, cash flows, or financial condition.

NOTE 7. GUARANTOR FINANCIAL INFORMATION

         JCC Holding and all of its other wholly owned subsidiaries (the "Guarantor Subsidiaries") have fully and unconditionally guaranteed on a joint and several basis Jazz Casino's obligations under the new term notes described in Note 3. The Guarantor Subsidiaries and Jazz Casino comprise all of the direct and indirect subsidiaries of JCC Holding. All of the assets of JCC Holding's subsidiaries are restricted and may not be transferred to JCC Holding in the form of loans, cash or dividends without the consent of a third party. The following consolidating schedules present condensed financial information for Jazz Casino, JCC Holding and the Guarantor Subsidiaries on a combined basis as of September 30, 2001 and December 31, 2000, and for the three and nine months ended September 30, 2001 and 2000:

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 JAZZ CASINO  JCC HOLDING   GUARANTOR                  CONSOLIDATED
                                                                   COMPANY      COMPANY    SUBSIDIARIES  ELIMINATIONS      TOTAL
                                                                 -----------  -----------  ------------  ------------  ------------
                             ASSETS

Current Assets:
   Cash and cash equivalents                                      $  32,654    $      13    $      18     $      --     $  32,685
   Accounts receivable, net of allowance for doubtful
      accounts                                                        3,135           --           --            --         3,135
   Intercompany receivables                                           2,092           --           --        (2,092)           --
   Inventories                                                          616           --           --            --           616
   Prepaids and other assets                                          1,838           --           51            --         1,889
   Property available for sale                                           --           --        4,831            --         4,831
                                                                  ---------    ---------    ---------     ---------     ---------
      Total current assets                                           40,335           13        4,900        (2,092)       43,156
                                                                  ---------    ---------    ---------     ---------     ---------
Property and Equipment:
   Buildings on leased land                                         129,020           --           --            --       129,020
   Furniture, fixtures and equipment                                 28,200           --           --            --        28,200
   Property held for development                                         --           --       10,708            --        10,708
   Leasehold improvements                                               284           --           --            --           284
   Construction in progress                                             329           --           27            --           356
                                                                  ---------    ---------    ---------     ---------     ---------
      Total                                                         157,833           --       10,735            --       168,568
   Less - accumulated depreciation                                  (32,850)          --           --            --       (32,850)
                                                                  ---------    ---------    ---------     ---------     ---------
      Net property and equipment                                    124,983           --       10,735            --       135,718
                                                                  ---------    ---------    ---------     ---------     ---------
Other Assets:
   Deferred operating contract cost, net of accumulated
      amortization                                                   24,724           --           --            --        24,724
   Lease prepayment, net of accumulated amortization                  6,112           --           --            --         6,112
   Deferred charges and other, net of accumulated
      amortization                                                   10,400           --           39            --        10,439
   Investment in Subsidiary                                              --       86,201           --       (86,201)           --
                                                                  ---------    ---------    ---------     ---------     ---------
      Total other assets                                             41,236       86,201           39       (86,201)       41,275
                                                                  ---------    ---------    ---------     ---------     ---------
         TOTAL ASSETS                                             $ 206,554    $  86,214    $  15,674     $ (88,293)    $ 220,149
                                                                  =========    =========    =========     =========     =========

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Accounts payable - trade                                       $   1,429    $      --    $      --     $      --     $   1,429
   Accrued interest                                                   2,066           --           --            --         2,066
   Accrued expenses                                                  17,012           23            1            --        17,036
   Due to affiliates                                                  4,833           --           --            --         4,833
   Intercompany payables                                                 --          879        1,214        (2,093)           --
   Preconfirmation contingencies                                      3,064           --           --            --         3,064
   Other                                                              1,783            1           --            --         1,784
                                                                  ---------    ---------    ---------     ---------     ---------
      Total current liabilities                                      30,187          903        1,215        (2,093)       30,212
                                                                  ---------    ---------    ---------     ---------     ---------
Long-Term Debt, net of discount                                     103,207           --           --            --       103,207

Due to affiliates                                                     1,025           --           --            --         1,025
Other long-term liabilities                                             394           --           --            --           394

Commitments and Contingencies

Stockholders' Equity (Deficit):
   Common Stock:
      Unclassified common stock (40,000 shares authorized;
        12,386 shares issued and outstanding; par value
        $.01 per share)                                                  --          124           --            --           124

   Additional paid-in capital                                        77,785       91,098       14,560       (92,345)       91,098

   Member capital                                                         1           --           --            (1)           --

   Accumulated deficit after quasi-reorganization at
      September 30, 2001                                             (6,045)      (5,911)        (101)        6,146        (5,911)
                                                                  ---------    ---------    ---------     ---------     ---------
      Total stockholders' equity (deficit)                           71,741       85,311       14,459       (86,200)       85,311
                                                                  ---------    ---------    ---------     ---------     ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        $ 206,554    $  86,214    $  15,674     $ (88,293)    $ 220,149
                                                                  =========    =========    =========     =========     =========

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 2000
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                   JAZZ CASINO  JCC HOLDING   GUARANTOR                 CONSOLIDATED
                                                                     COMPANY      COMPANY    SUBSIDIARIES  ELIMINATIONS    TOTAL
                                                                   -----------  -----------  ------------  ------------  ----------
                           ASSETS
Current Assets:
   Cash and cash equivalents                                        $  26,602    $      14    $      10    $      --    $  26,626
   Accounts receivable, net of allowance for doubtful
      accounts                                                          6,271           --            1           --        6,272
   Intercompany receivables                                             1,746           --           --       (1,746)          --
   Inventories                                                            685           --           --           --          685
   Prepaids and other assets                                            3,678           --           --           --        3,678
   Property available for sale                                             --           --        4,831           --        4,831
                                                                    ---------    ---------    ---------    ---------    ---------
      Total current assets                                             38,982           14        4,842       (1,746)      42,092
                                                                    ---------    ---------    ---------    ---------    ---------
Property and Equipment:
   Buildings on leased land                                           128,936           --           --           --      128,936
   Furniture, fixtures and equipment                                   22,492           --           --           --       22,492
   Property held for development                                           --           --       10,689           --       10,689
   Leasehold improvements                                                 245           --           --           --          245
   Construction in progress                                                62           --           27           --           89
                                                                    ---------    ---------    ---------    ---------    ---------
      Total                                                           151,735           --       10,716           --      162,451
   Less - accumulated depreciation                                    (25,561)          --           --           --      (25,561)
                                                                    ---------    ---------    ---------    ---------    ---------
      Net property and equipment                                      126,174           --       10,716           --      136,890
                                                                    ---------    ---------    ---------    ---------    ---------

Other Assets:
   Deferred operating contract cost, net of accumulated
      amortization                                                     25,536           --           --           --       25,536
   Lease prepayment, net of accumulated amortization                    6,312           --           --           --        6,312
   Deferred charges and other, net of accumulated
      amortization                                                     10,589           --           42           --       10,631
                                                                    ---------    ---------    ---------    ---------    ---------
      Total other assets                                               42,437           --           42           --       42,479
                                                                    ---------    ---------    ---------    ---------    ---------
         TOTAL ASSETS                                               $ 207,593    $      14    $  15,600    $  (1,746)   $ 221,461
                                                                    =========    =========    =========    =========    =========

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Short-term borrowings                                            $  23,250    $      --    $      --    $      --    $  23,250
   Accounts payable - trade                                               844           --           --           --          844
   Accrued interest                                                     7,025           --           --           --        7,025
   Accrued expenses                                                    12,270           30            1           --       12,301
   Due to affiliates                                                   64,806           --           --           --       64,806
   Intercompany payables                                                   --          758          988       (1,746)          --
   Preconfirmation contingencies                                        2,212           --           --           --        2,212
   Other                                                                1,977           --           --           --        1,977
                                                                    ---------    ---------    ---------    ---------    ---------
      Total current liabilities                                       112,384          788          989       (1,746)     112,415
                                                                    ---------    ---------    ---------    ---------    ---------

Long-Term Debt, net of discount                                       394,759           --        1,653           --      396,412

Due to affiliates                                                      20,943           --           25           --       20,968
Other long-term liabilities                                               339           --           --           --          339
Investment in subsidiaries                                                         307,900                  (307,900)          --

Commitments and Contingencies

Stockholders' Equity (Deficit):
   Common Stock:
      Unclassified common stock (40,000 shares authorized; 12,386
         shares issued and outstanding; par value $.01 per share)          --           --           --           --           --
      Class A common stock (20,000 shares authorized; 5,778 shares
         issued and outstanding; par value $.01 per share                  --           58           --           --           58
      Class B common stock (20,000 shares authorized; 4,453 shares
         issued and outstanding; par value $.01 per share)                 --           45           --           --           45
   Additional paid-in capital                                          94,925      108,269       13,186     (108,111)     108,269
   Member capital                                                           1           --           --           (1)          --
   Accumulated deficit                                               (415,758)    (417,046)        (253)     416,012     (417,045)
                                                                    ---------    ---------    ---------    ---------    ---------
         Total stockholders' equity (deficit)                        (320,832)    (308,674)      12,933      307,900     (308,673)
                                                                    ---------    ---------    ---------    ---------    ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)       $ 207,593    $      14    $  15,600    $  (1,746)   $ 221,461
                                                                    =========    =========    =========    =========    =========

                               JCC HOLDING COMPANY
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                       JAZZ             JCC
                                                      CASINO           HOLDING       GUARANTOR                      CONSOLIDATED
                                                      COMPANY          COMPANY      SUBSIDIARIES    ELIMINATIONS        TOTAL
                                                    -------------   -------------   -------------   -------------   -------------
Revenues:
  Casino                                            $      60,816   $          --   $          --   $          --   $      60,816
  Food and beverage                                         5,819              --              --              --           5,819
  Retail, parking and other                                 2,704              --               4              --           2,708
  Less: casino promotional allowances                      (5,547)             --              --              --          (5,547)
                                                    -------------   -------------   -------------   -------------   -------------
    Total Net Revenues                                     63,792              --               4              --          63,796
                                                    -------------   -------------   -------------   -------------   -------------
Operating Expenses:
  Direct
    Casino                                                 36,405              --              --              --          36,405
    Food and beverage                                       4,022              --              --              --           4,022
    Retail, parking and other                                 919              --              --              --             919
  General and administrative                               18,571              39              50              --          18,660
  Depreciation and amortization                             3,167              --               2              --           3,169
  Equity in Subsidiary Losses                                  --           1,835              --          (1,835)             --
                                                    -------------   -------------   -------------   -------------   -------------
    Total operating expenses                               63,084           1,874              52          (1,835)         63,175
                                                    -------------   -------------   -------------   -------------   -------------
Operating Income (Loss)                                       708          (1,874)            (48)          1,835             621
                                                    -------------   -------------   -------------   -------------   -------------
Reorganization Expenses                                        --              --              --              --              --

Other income (expenses):
  Interest expense, net of capitalized interest            (2,632)             --              --              --          (2,632)
  Interest and other income                                   137              --              --              --             137
                                                    -------------   -------------   -------------   -------------   -------------
    Total other income (expenses)                          (2,495)             --              --              --          (2,495)
                                                    -------------   -------------   -------------   -------------   -------------
Net Income (Loss)                                   $      (1,787)  $      (1,874)  $         (48)  $       1,835   $      (1,874)
                                                    =============   =============   =============   =============   =============

                               JCC HOLDING COMPANY
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        JAZZ            JCC
                                                       CASINO          HOLDING       GUARANTOR                      CONSOLIDATED
                                                       COMPANY         COMPANY      SUBSIDIARIES    ELIMINATIONS        TOTAL
                                                    -------------   -------------   -------------   -------------   -------------
Revenues:
  Casino                                            $      66,298   $          --   $          --   $          --   $      66,298
  Food and beverage                                         5,351              --              --              --           5,351
  Retail, parking and other                                 2,401              --               2              --           2,403
  Less: casino promotional allowances                      (4,892)             --              --              --          (4,892)
                                                    -------------   -------------   -------------   -------------   -------------
    Total Net Revenues                                     69,158              --               2              --          69,160
                                                    -------------   -------------   -------------   -------------   -------------
Operating Expenses:
  Direct
    Casino                                                 53,418              --              --              --          53,418
    Food and beverage                                       4,195              --              --              --           4,195
    Retail, parking and other                                 861              --              10              --             871
  General and administrative                               24,045             120              17              --          24,182
  Depreciation and amortization                             6,108              --               2              --           6,110
  Equity in Subsidiary Losses                                  --          31,235              --         (31,235)             --
                                                    -------------   -------------   -------------   -------------   -------------
    Total operating expenses                               88,627          31,355              29         (31,235)         88,776
                                                    -------------   -------------   -------------   -------------   -------------
Operating Income (Loss)                                   (19,469)        (31,355)            (27)         31,235         (19,616)
                                                    -------------   -------------   -------------   -------------   -------------
Other income (expenses):
  Interest expense, net of capitalized interest           (11,822)             --              --              --         (11,822)
  Interest and other income                                    83              --              --              --              83
                                                    -------------   -------------   -------------   -------------   -------------
    Total other income (expenses)                         (11,739)             --              --              --         (11,739)
                                                    -------------   -------------   -------------   -------------   -------------
Net Income (Loss)                                   $     (31,208)  $     (31,355)  $         (27)  $      31,235   $     (31,355)
                                                    =============   =============   =============   =============   =============

                               JCC HOLDING COMPANY
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                       JAZZ            JCC
                                                      CASINO          HOLDING        GUARANTOR                      CONSOLIDATED
                                                      COMPANY         COMPANY       SUBSIDIARIES    ELIMINATIONS       TOTAL
                                                    -------------   -------------   -------------   -------------   -------------
Revenues:
  Casino                                            $     182,271   $          --   $          --   $          --   $     182,271
  Food and beverage                                        16,180              --              --              --          16,180
  Retail, parking and other                                 8,297              --               9              --           8,306
  Less: casino promotional allowances                     (16,011)             --              --              --         (16,011)
                                                    -------------   -------------   -------------   -------------   -------------
    Total Net Revenues                                    190,737              --               9              --         190,746
                                                    -------------   -------------   -------------   -------------   -------------
Operating Expenses:
  Direct
    Casino                                                126,126              --              --              --         126,126
    Food and beverage                                      11,690              --              --              --          11,690
    Retail, parking and other                               3,046              --              --              --           3,046
  General and administrative                               58,346             113             156              --          58,615
  Depreciation and amortization                             8,818              --               4              --           8,822
  Equity in Subsidiary Income                                  --         (89,200)             --          89,200              --
                                                    -------------   -------------   -------------   -------------   -------------
    Total operating expenses                              208,026         (89,087)            160          89,200         208,299
                                                    -------------   -------------   -------------   -------------   -------------
Operating Income (Loss)                                   (17,289)         89,087            (151)        (89,200)        (17,553)
                                                    -------------   -------------   -------------   -------------   -------------
Reorganization Expenses                                  (101,029)             --              --              --        (101,029)

Other income (expenses):
  Interest expense, net of capitalized interest            (6,183)             --              --              --          (6,183)
  Interest and other income                                   403              --              --              --             403
                                                    -------------   -------------   -------------   -------------   -------------
    Total other income (expenses)                          (5,780)             --              --              --          (5,780)
                                                    -------------   -------------   -------------   -------------   -------------
Loss before extraordinary items:                         (124,098)         89,087            (151)        (89,200)       (124,362)

    Extraordinary gain on early extinguishment            213,448              --              --              --         213,448
                                                    -------------   -------------   -------------   -------------   -------------
Net Income (Loss)                                   $      89,350   $      89,087   $        (151)  $     (89,200)  $      89,086
                                                    =============   =============   =============   =============   =============

                               JCC HOLDING COMPANY
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                        JAZZ            JCC
                                                       CASINO          HOLDING       GUARANTOR                       CONSOLIDATED
                                                       COMPANY         COMPANY      SUBSIDIARIES    ELIMINATIONS        TOTAL
                                                    -------------   -------------   -------------   -------------   -------------
Revenues:
  Casino                                            $     185,058   $          --   $          --   $          --   $     185,058
  Food and beverage                                        15,342              --              --              --          15,342
  Retail, parking and other                                 7,165              --               8              --           7,173
  Less: casino promotional allowances                     (13,711)             --              --              --         (13,711)
                                                    -------------   -------------   -------------   -------------   -------------
    Total Net Revenues                                    193,854              --               8              --         193,862
                                                    -------------   -------------   -------------   -------------   -------------
Operating Expenses:
  Direct
    Casino                                                158,822              --              --              --         158,822
    Food and beverage                                      11,912              --              --              --          11,912
    Retail, parking and other                               2,985              --              10              --           2,995
  General and administrative                               64,921             371             130              --          65,422
  Depreciation and amortization                            19,605              --               4              --          19,609
  Equity in Subsidiary Losses                                  --          97,859              --         (97,859)             --
                                                    -------------   -------------   -------------   -------------   -------------
    Total operating expenses                              258,245          98,230             144         (97,859)        258,760
                                                    -------------   -------------   -------------   -------------   -------------
Operating Income (Loss)                                   (64,391)        (98,230)           (136)         97,859         (64,898)
                                                    -------------   -------------   -------------   -------------   -------------
Other income (expenses):
  Interest expense, net of capitalized interest           (33,627)             --              --              --         (33,627)
  Interest and other income                                   293              --               2              --             295
                                                    -------------   -------------   -------------   -------------   -------------
    Total other income (expenses)                         (33,334)             --               2              --         (33,332)
                                                    -------------   -------------   -------------   -------------   -------------
Net Income (Loss)                                   $     (97,725)  $     (98,230)  $        (134)  $      97,859   $     (98,230)
                                                    =============   =============   =============   =============   =============

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                          JAZZ CASINO     JCC HOLDING    GUARANTOR                    CONSOLIDATED
                                                            COMPANY         COMPANY     SUBSIDIARIES   ELIMINATIONS       TOTAL
                                                          ------------   ------------   ------------   ------------   ------------
Cash Flows From Operating Activities:
   Net income (loss)                                      $     89,350   $     89,087   $       (151)  $    (89,200)  $     89,086
   Adjustments to reconcile net income (loss) to
       net cash provided by
       (used in) operating activities:
       Depreciation and amortization                             8,818             --              4             --          8,822
       Amortization of note discount                            91,431             --             --             --         91,431
       Extraordinary gain on early extinguishment of debt     (213,448)            --             --             --       (213,448)
       Deferred rent                                               288             --             --             --            288
       Provision for bad debts                                   1,901             --             --             --          1,901
       Equity in Subsidiary losses                                  --        (89,200)            --         89,200             --
   Changes in operating assets and liabilities:
       Accounts receivable                                       1,235             --              1             --          1,236
       Inventories                                                  69             --             --             --             69
       Prepaids and other assets                                 1,839             --            (50)            --          1,789
       Intercompany receivable/payable                            (347)           121            226             --             --
       Accounts payable - trade                                    584             --             --             --            584
       Accrued interest                                          2,066             --             --             --          2,066
       Accrued expenses                                          4,744             (9)            --             --          4,735
       Preconfirmation contingencies                               (38)            --             --             --            (38)
       Due to affiliates                                        13,911             --             --             --         13,911
       Other current liabilities                                  (193)            --             --             --           (193)
   Payment of liabilities subject to compromise due
     to reorganization activities:
       Reorganization costs, excluding amortization of
        note discount of $90,314                                10,715             --             --             --         10,715
       Payment of reorganization costs                          (9,824)            --             --             --         (9,824)
                                                          ------------   ------------   ------------   ------------   ------------
          Net cash flows provided by (used in)
            operating activities                                 3,101             (1)            30             --          3,130
                                                          ------------   ------------   ------------   ------------   ------------
Cash Flows From Investing Activities:
   Capital expenditures                                         (2,423)            --            (22)            --         (2,445)
   Increase in deferred charges and other assets                  (371)            --             --             --           (371)
                                                          ------------   ------------   ------------   ------------   ------------
          Net cash flows used in investing activities           (2,794)            --            (22)            --         (2,816)
                                                          ------------   ------------   ------------   ------------   ------------
Cash Flows From Financing Activities:
   Proceeds from notes payable - affiliate                       5,745             --             --             --          5,745
                                                          ------------   ------------   ------------   ------------   ------------
          Net cash flows provided by financing activities        5,745             --             --             --          5,745
                                                          ------------   ------------   ------------   ------------   ------------

Net increase (decrease) in cash and cash equivalents             6,052             (1)             8             --          6,059

Cash and cash equivalents, beginning of period                  26,602             14             10             --         26,626
                                                          ------------   ------------   ------------   ------------   ------------
Cash and cash equivalents, end of period                  $     32,654   $         13   $         18   $         --   $     32,685
                                                          ============   ============   ============   ============   ============

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                          JAZZ CASINO    JCC HOLDING     GUARANTOR                    CONSOLIDATED
                                                            COMPANY        COMPANY      SUBSIDIARIES    ELIMINATIONS     TOTAL
                                                          -----------    -----------    ------------    ------------  ------------
Cash Flows From Operating Activities:
   Net income (loss)                                       $  (97,725)    $  (98,230)    $     (134)    $   97,859     $  (98,230)
   Adjustments to reconcile net income (loss) to
      net cash provided by
      (used in) operating activities:
      Depreciation and amortization                            19,605             --              4             --         19,609
      Amortization of note discount                             3,862             --             --             --          3,862
      Amortization of unearned compensation                        38            126             --             --            164
      Deferred rent                                             1,270             --             --             --          1,270
      Provision for bad debts                                     995             --             --             --            995
      Write down of assets to be disposed of                    1,600             --             --             --          1,600
      Equity in Subsidiary losses                                  --         97,859             --        (97,859)            --
   Changes in operating assets and liabilities:
      Accounts receivable                                      (4,627)           (10)            --             --         (4,637)
      Inventories                                                (351)            --             --             --           (351)
      Prepaids and other assets                                   684             --            (17)            --            667
      Intercompany receivable/payable                            (577)           285            292             --             --
      Accounts payable - trade                                  1,410             --            (30)            --          1,380
      Accrued interest                                         13,151             --             24             --         13,175
      Accrued expenses                                         (5,777)           (30)            --             --         (5,807)
      Preconfirmation contingencies                              (838)            --             --             --           (838)
      Due to affiliates                                        23,640             --            (86)            --         23,554
      Other current liabilities                                   226             --             --             --            226
                                                           ----------     ----------    ------------    ----------     ----------
         Net cash flows provided by (used in) operating
           activities                                         (43,414)            --             53             --        (43,361)
                                                           ----------     ----------    ------------    ----------     ----------
Cash Flows From Investing Activities:
   Capital expenditures                                          (645)            --           (461)            --         (1,106)
   Increase in deferred charges and other assets                 (974)            --              1             --           (973)
                                                           ----------     ----------    ------------    ----------     ----------
         Net cash flows used in investing activities           (1,619)            --           (460)            --         (2,079)
                                                           ----------     ----------    ------------    ----------     ----------
Cash Flows From Financing Activities:
   Repayments of short-term borrowings - affiliate            (10,350)            --             --             --        (10,350)
   Proceeds from notes payable - affiliate                     45,127             --            412             --         45,539
                                                           ----------     ----------    ------------    ----------     ----------
         Net cash flows provided by financing activities       34,777             --            412             --         35,189
                                                           ----------     ----------    ------------    ----------     ----------

Net increase (decrease) in cash and cash equivalents          (10,256)            --              5             --        (10,251)

Cash and cash equivalents, beginning of period                 34,681              4              2             --         34,687
                                                           ----------     ----------    ------------    ----------     ----------
Cash and cash equivalents, end of period                   $   24,425     $        4     $        7     $       --     $   24,436
                                                           ==========     ==========    ============    ==========     ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion and analysis of our financial position and operating results and our consolidated subsidiaries for the three and nine months ended September 30, 2001 and 2000, updates, and should be read in conjunction with, Management's Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

         Our plan of reorganization, which was approved by the bankruptcy court on March 19, 2001, and was consummated on March 29, 2001 (the "Effective Date"), resulted in, among other things, elimination of our then existing common stock and debt securities and the issuance of new equity and debt securities to certain creditors. The consequences of this bankruptcy proceeding were reflected in the financial statements as of the effective date. The cancellation of non-affiliate debt and related accrued interest resulted in an extraordinary gain as of the effective date of our plan of reorganization. In addition, the cancellation of affiliate debt and other obligations resulted in an increase to additional paid in capital as of the effective date.

         We did not meet the requirements to utilize fresh start reporting, since our holders of existing voting shares immediately before confirmation received more than 50 percent of voting shares of the emerging entity. Therefore, in accordance with Statement of Position 90-7: "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," our liabilities compromised by the confirmed Plan of Reorganization have been stated at the present value of the amounts to be paid, reorganization expenses have been separately disclosed and the forgiveness of debt has been reported as an adjustment to additional paid in capital and an extraordinary item on the face of the Condensed Consolidated Statements of Operations.

RESULTS OF OPERATIONS

         TOTAL NET REVENUES. For the three months ended September 30, 2001, net revenues decreased $5.4 million (or 7.8%), while net revenues for the nine months ended September 30, 2001 decreased by $3.1 million (or 1.6%) as compared to the same period in the previous year. The following table reflects the changes in revenues by category:


                                                             THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                            INCREASE/ (DECREASE)                 INCREASE/ (DECREASE)
                                                      -------------------------------      -------------------------------
(IN THOUSANDS)                                              $                 %                  $                 %
                                                      -------------     -------------      -------------     -------------
Revenues:
      Casino                                          $      (5,482)             (8.3%)    $      (2,787)             (1.5%)
      Food and beverage                                         468               8.7%               838               5.5%
      Retail, parking and other                                 305              12.7%             1,133              15.8%
      Less - casino promotional allowances                      656              13.4%             2,300              16.8%
                                                      -------------                        -------------
          Total Net Revenues                          $      (5,365)             (7.8%)    $      (3,116)             (1.6%)
                                                      =============                        =============


         During the three and nine months ended September 30, 2001, casino revenue decreased primarily due to decreased tourist and conventioneer traffic in New Orleans, coupled with the effects on tourism of the terrorist attacks which occurred in the United States on September 11.

         Food and beverage revenue increased during the three and nine months ended September 30, 2001 primarily due to an increase in buffet pricing as well as an increase in the number of covers served. Retail, parking, and other revenue also increased during the three and nine months ended September 30, 2001 primarily due to increased parking revenues as a result of a change in complimentary parking policies. This change also contributed, in part, to the increases in casino promotional allowances. Increased internal customer complimentaries related to beverage and meals also contributed to the increase.

         OPERATING EXPENSES. For the three and nine months ended September 30, 2001, operating expenses decreased by $25.6 million (or 28.8%) and $50.5 million (or 19.5%), respectively, resulting in operating income of $621,000 for the quarter and an operating loss of $17.6 million for the nine months ended September 30, 2001. The following table reflects the changes in operating expenses by category:


                                                             THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                            INCREASE/ (DECREASE)                 INCREASE/ (DECREASE)
                                                      -------------------------------      -------------------------------
(IN THOUSANDS)                                              $                %                   $                 %
                                                      -------------     -------------      -------------     -------------
Operating Expenses:
      Direct:
           Casino                                     $     (17,013)            (31.8%)    $     (32,696)            (20.6%)
           Food and beverage                                   (174)             (4.1%)             (222)             (1.9%)
           Retail, parking and other                             48               5.5%                51               1.7%
      General and administrative                             (5,521)            (22.8%)           (6,807)            (10.4%)
      Depreciation and amortization                          (2,941)            (48.1%)          (10,787)            (55.0%)
                                                      -------------                        -------------
           Total operating expenses                   $     (25,601)            (28.8%)    $     (50,461)            (19.5%)
                                                      =============                        =============


         Casino operating expenses decreased primarily due to decreases of $11.6 million and $11.7 million in our minimum payments to the Louisiana Gaming Control Board during the second and third quarters of 2001, respectively. For a discussion of the reduction in our annual minimum payments, which became effective on April 1, 2001, refer to Note 1 to the financial statements. The remaining decrease in casino operating expenses was primarily due to decreased external complimentaries, lower labor costs related to operational efficiencies achieved through improved staffing and scheduling practices and reduced costs related to various broad-based marketing programs and promotions.

         Food and beverage expenses remained relatively consistent as compared to the same periods in the prior year. Retail, parking, and other expenses remained relatively unchanged as compared to the same periods last year.

         General and administrative expenses decreased for the three and nine months ended September 30, 2001 primarily due to negotiated price reductions related to various administrative services provided by Harrah's Entertainment. During the second and third quarters, we incurred charges of $832,000 and $1.0 million, respectively, relating to severance and contract termination costs. Depreciation expense decreased in both periods due to the reduced basis of our assets as a result of the provision for asset impairment recorded in December 2000.

         REORGANIZATION ITEMS. During the nine months ended September 30, 2001, we incurred reorganization expenses of $101.0 million. These expenses include a $90.3 million charge to reflect the write off of the unamortized balance of the discount of the senior subordinated notes (which were cancelled as a result of our plan of reorganization) to record the amount of the allowed claim. The remaining expenses consisted primarily of consulting and legal fees, issuance costs related to the new debt and equity securities, and costs associated with retention bonuses.

         OTHER INCOME (EXPENSE). For the three and nine months ended September 30, 2001 and 2000, we incurred interest charges of $2.6 million and $6.2 million, respectively. On January 4, 2001, we filed a voluntary bankruptcy petition and ceased recording interest expense related to our long-term debt and other obligations. Thus, the first quarter of 2001 includes only five days of interest expense on our long-term debt and other obligations, except for the debtor-in-possession loans made during the bankruptcy proceedings upon which interest accrued through March 29, 2001, the effective date of our reorganization. Subsequent to March 29, 2001, we incurred interest charges related to our $35 million revolving credit facility and $124.5 million Senior Notes due 2008.

         For the three and nine months ended September 30, 2001 and 2000, we generated interest income of $137,000 and $403,000, respectively, attributable primarily to overnight repurchase investments of balances in our operating and capital reserve accounts.

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

         WORKING CAPITAL FOR OPERATIONS. During the nine months ended September 30, 2001, net cash flow provided by operations was $3.1 million. During the nine months ended September 30, 2000, net cash flow used in operations was $43.4 million. A number of our contractual agreements prior to our restructuring contained provisions that allowed us to defer payment of certain operating expenses to help minimize our use of funds in 2000. As of March 29, 2001, we had deferred a total of $47.3 million of payments to our manager, Harrah's Operating Company and Harrah's Entertainment under the terms of the various agreements. Additionally, a total of $28.5 million in interest payments related to our Senior Subordinated Notes Due 2009 with contingent payments and our Convertible Junior Subordinated Debentures had been paid in kind since October 1998. Under our credit agreement, $25.0 million was available for working capital purposes under our revolving line of credit which was also used to partially cover operating losses. As of March 29, 2001, the outstanding balance under the revolving line of credit was $25.0 million, including outstanding letters of credit of $1.7 million.

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

         Our new term notes (the "Senior Notes") provide for quarterly interest payments at a rate equal to LIBOR plus 2.75% annually. During the first year 50% of the interest payments on the notes may be paid in kind at the borrower's option. As of November 12, 2001, we have paid $2.3 million in cash interest and paid $2.2 million in interest in kind by issuing additional new term notes. Our new revolving credit agreement requires that we pay 50% of the interest payments during the first year in kind. Principal payments on these notes are to be made semi-annually on November 15 and May 15 of each year commencing November 2002. Until May 2005, the payments are calculated at 50% of semi annual free cash flow, as defined in the Indenture governing our Senior Notes. Commencing September 30, 2005, principal payments of $1.5 million per quarter are due, with one final payment of all amounts due at March 31, 2008.

         Our new Revolving Credit Agreement is provided by Harrah's Operating Company and provides an available line of credit of up to $35 million, with a letter of credit sublimit of $10 million. Interest is payable at LIBOR plus 3%. The facility matures on March 30, 2006, subject to extension until March 30, 2007 at the borrower's option. The revolver will be used to fund our operating needs that are not fulfilled by cash flows from operations of our casino. As of November 12, 2001, there were no outstanding borrowings and $700,000 in outstanding letters of credit issued under this revolving credit facility.

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

         Additionally, the City of New Orleans has agreed to reduce the payments required in connection with our lease with the City by $5 million per year. We entered into the amended Ground Lease whereby the City of New Orleans had agreed to designate the sources of the savings within 120 days from March 15, 2001, which date was extended by 30 days. On August 15 the Special Development Projects Committee of the City Council recommended reductions to the Council with which we disagreed. Subsequently, we filed a motion with the Bankruptcy Court asking it to review the proposed reductions for their consistency with our plan of reorganization. To date both a vote of the Council on the proposed reductions and the hearing on the motion have been continued by agreement of the parties. There is no certainty that the reduction will ever be obtained.

         Since emerging from bankruptcy we have continued to seek ways to improve the financial performance of the casino to assist in making the company financially stable over the long term. After extensive analysis and evaluation concerning financial efficiencies, we have, among other things, reduced the casino's work force by eliminating 148 positions on July 17, 2001. Our agreements with the State preclude us from reducing our employment levels below certain thresholds, which were calculated based on employment and compensation levels at the casino during March 2001. In addition, our agreement with the City creates certain obligations with respect to employment levels. There are no pending City or State actions regarding our current employment levels.

         Even taking into consideration the reduced liabilities and operating expenses as a result of the reorganization, and further reductions in operating expenses post-restructuring, we cannot assure that we will have sufficient liquidity to meet our long-term obligations.

         EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION. Earnings before interest, taxes, depreciation, and amortization ("EBITDA") for the three months ended September 30, 2001 was $3.9 million as compared to a negative $13.4 million in the three months ended September 30, 2000. The improvement in EBITDA is related primarily to the decrease in the minimum payment to the State of Louisiana of $11.7 million for this period, accompanied by operating efficiencies achieved in casino operations.

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

         Under our amended management agreement, there are performance targets that the manager must meet for each twelve month period ended March 31, beginning with the twelve months ended March 31, 2002. Under the terms of the amended management agreement, failure to meet these targets, unless such failure is the result of a force majeure as defined in the management agreement, could result in termination of the agreement. The targets, which have been previously established for the first three fiscal periods, are based on a calculation of earnings before interest, income taxes, depreciation, amortization and management fees, adjusted for certain corporate overhead costs ("Adjusted EBITDAM"). For the twelve months ended March 31, 2002, the target Adjusted EBITDAM is 85% of $115.2 million, or $97.9 million. For the six months ended September 30, 2001, Adjusted EBITDAM was $51.2 million.

         CAPITAL EXPENDITURES. Pursuant to our Ground Lease with the Rivergate Development Corporation and City of New Orleans, our management agreement with our manager and our casino operating contract, we established a capital replacement fund to fund the capital expenditures necessary to operate the casino. We were contractually required to fund monthly payments into the capital replacement fund in an aggregate amount equal to $3 million for the first 12 months following the casino's opening, $4 million for the second 12 months following the casino's opening, $5 million for the third 12 months following the casino's opening, and 2% of the gross revenues of the casino for each fiscal year thereafter. As of September 30, 2001, we had deposited $6.3 million into the interest-bearing capital reserve account and expended approximately $4.6 million.

         On August 8, 2001 we received notice from Rivergate Development Corporation alleging that Jazz Casino had failed to perform a material term of our Ground Lease in connection with the nature of expenditures charged to the capital replacement fund. We believe we are in full compliance with the capital replacement fund requirements, and are in the process of attempting to resolve the disagreements with the City and the Rivergate Development Corporation. Although no assurances can be given as to the outcome of such disagreement, we do not expect that the final outcome of this matter will materially and adversely affect our results of operations, cash flows, or financial condition.

         As a result of our plan of reorganization, we are now free to expand our seated buffet facilities from 250 to 400 seats and develop a restaurant with seating for 150 people, subject to certain city conditional use permit amendments which have been filed with and are pending before the City Planning Commission. We have not yet determined how much capital will be required to expand our dining facilities, but we are in the process of finalizing plans and budgets for this expansion. We expect such expansion to begin in early 2002. The funds for such expansion and development will need to be obtained from cash flow from operations or external financing.

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

         We have spent approximately $1.7 million through September 30, 2001 towards developing a master plan for the build-out and leasing of the second floor of the casino for non-gaming uses and for construction-related work that needed to take place on the second floor of the casino prior to opening the casino in order to prevent disruption to the casino's gaming operations. We intend to consider revising the master plan to include restaurant facilities now that the restrictions against us providing such facilities have been reduced as a result of our plan of reorganization. Prior to our reorganization we had arranged to borrow up to $2 million from a subsidiary of Harrah's Entertainment to fund these items. Our borrowings under this arrangement were subject to interest at 9% per year, which, at our option, was paid in kind. As of March 29, 2001, we had borrowed $1.7 million under this loan, which debt was eliminated on the effective date of our plan of reorganization. We presented a preliminary master plan governing the use of the second floor of the casino to the City of New Orleans on February 22, 2000 and are currently updating that plan and considering alternatives for financing of the remainder of this development. Without sufficient additional financing, we will be unable to build-out and develop the second floor of the casino. Other than the proceeds from the sale of land mentioned below, we have not obtained sufficient financing to fund these developments, and cannot assure that we will ever be able to do so.

         We also owned the parcel of land across from the casino located at 3 Canal Place, adjacent to the Canal Place Shopping Center. On October 15, 2001, we closed on the sale of this property to CP3 Associates, LLC. The sale netted approximately $6 million, and we plan to use these funds for development needs, including second floor development, subject to any limitations imposed by our financing documents. These funds, however, are not sufficient to complete development of the second floor.

         We also own the city block of historical buildings across the street from the casino and its garages, which we have planned to either sell or to develop into other entertainment uses that support the casino. At this time, we have not completed our plans and have not obtained financing for this development.

         CAPITAL RESOURCES FOR CONSTRUCTION PROJECTS. From October 30, 1998 until the casino's opening on October 28, 1999, our principal capital requirements related to constructing the casino. As of September 30, 2001, all construction and pre-opening invoices had been paid. However, there are several remaining unresolved creditor claims from the 1995 bankruptcy of our predecessor, Harrah's Jazz Company. These claims total approximately $2 million and the funds we estimate to be necessary to settle the claims have been set aside.

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

         RECENTLY ISSUED PRONOUNCEMENTS. In the first quarter of 2001, the Emerging Issues Task Force ("EITF") reached a consensus on certain issues in EITF 00-22 "Accounting for "Points" and Certain Other Time-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." EITF 00-22 requires that cash rebates or refunds be shown as a reduction of revenues effective for quarters ending after February 15, 2001. We adopted the consensus provisions of EITF 00-22 in the first quarter of 2001. To be consistent with the 2001 presentation, various "cash back" rewards, previously shown as casino expenses, were reclassified as a reduction of net revenues in 2000. This did not have any effect on previously reported operating income or net income. The cash back rewards for the three and nine months ended September 30, 2001 were $239,000 and $1.5 million, respectively. The cash back rewards for the three and nine months ended September 30, 2000 were $764,000 and $3.0 million, respectively.

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." Both statements were published in July 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interests method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. We are evaluating the impact of the adoption of those standards and have not yet determined the effect of adoption on our financial position and results of operations.

         SFAS No. 143, "Accounting for Asset Retirement Obligations", and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", were issued during June and August 2001, respectively. Management does not believe these Standards will have a significant impact to the Company.

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

         We have a significant amount of indebtedness, which accrues interest at variable rates. As of September 30, 2001, the aggregate amount of our outstanding indebtedness was $125.7 million. The interest rate of our variable rate indebtedness will fluctuate with changes in the base rate and the LIBOR rate applicable under our credit agreement. A change in either the base rate or LIBOR under our credit agreement will affect the interest rate at which indebtedness outstanding under the credit agreement accrues. As a result, a significant increase in either the base rate or LIBOR could materially and adversely affect our financial position and results of operations. For example, a 50 basis point movement in interest rates would result in an approximate $629,000 annualized increase or decrease in interest expense based on the outstanding balance of our variable rate indebtedness as of September 30, 2001.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Following our reduction in the casino's work force on July 17, 2001, former employees of the casino filed lawsuits against us in the Civil District Court for the Parish of Orleans, State of Louisiana on August 3, 2001. Since filing, the matter was removed to the United States District Court for the Eastern District of Louisiana. Plaintiffs have filed a Motion to Remand the lawsuit to state court, which is currently pending. The Plaintiffs are seeking damages for being laid off prior to the expiration of the term of alleged employment contracts between our employees and us. We believe that we have strong legal and factual defenses, and intend to vigorously contest the claims. No assurances can be given as to the outcome of such lawsuit, and consequently, we cannot reasonably predict at this time whether the final outcome of these matters will materially and adversely affect our results of operations, cash flows, or financial condition.

ITEM 5. OTHER INFORMATION

         Fred Burford resigned as our President and Chief Executive Officer effective July 15, 2001. Our board of directors named Paul Debban to replace Mr. Burford as President of JCC Holding Company and Jazz Casino Company, LLC, and named Preston Smart to serve as President of JCC Canal Development, LLC, JCC Fulton Development, LLC and JCC Development, LLC. The Louisiana Gaming Control Board has found Messrs. Debban and Smart suitable, and they are now serving as directors and as Presidents of the respective entities. Messrs. Debban and Smart do not receive a salary but the Compensation Committee has approved compensation for them in the form of stock options.

         On July 19, 2001, we filed with the Securities and Exchange Commission a Form 8-A registering our new common stock under the Securities and Exchange Act of 1934 (SEC File No. 0-33007). The Form 8-A was effective upon filing.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  None

         (b)      Reports on Form 8-K.

                  (1) On July 18, 2001, we filed a Current Report on Form 8-K announcing the elimination of approximately 5% of our workforce as part of our strategic realignment designed to reduce costs. The date of the earliest event reported was July 17, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     JCC HOLDING COMPANY


Date: November 14, 2001           By /s/ L. CAMILLE FOWLER
                                     ----------------------------------------
                                     L. Camille Fowler, Vice President-Finance,
                                     Treasurer and Secretary
                                     (Principal Financial and Chief Accounting
                                     Officer and Duly Authorized Officer)