Form 10-Q/A
period 2001-03-31
JCC HOLDING CO
filed 2002-01-31
CIK 1021352

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A


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

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                                 MARCH 31, 2001


                                      INDEX

                                                                                                PAGE
                                                                                               NUMBER
                                                                                            --------------
SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS                                   1

PART I    FINANCIAL INFORMATION                                                                  2

          Item 1. Financial Statements                                                           2

          Condensed Consolidated Balance Sheets as of
              March 31, 2001(Restated) and December 31, 2000 (Unaudited)                         3

          Condensed Consolidated Statements of Operations for the
              Three Months Ended March 31, 2001 and 2000 (Unaudited)                             4

          Condensed Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 2001 and 2000 (Unaudited)                             5

          Notes to Condensed Consolidated Financial Statements (Unaudited)                       6

          Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                19

          Item 3. Quantitative and Qualitative Disclosures About Market Risk                     24

PART II  OTHER INFORMATION                                                                       25

          Item 6. Exhibits and Reports on Form 8-K                                               25

SIGNATURES                                                                                       26


         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         This Amended Quarterly Report on Form 10-Q/A includes forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including in particular the statements about (1) our plans, objectives, expectations and prospects, (2) the development of non-gaming entertainment space on the second floor of the casino in New Orleans, Louisiana and of various adjacent properties for entertainment uses supporting the casino, (3) adjustments to our operating expenses, debt and capital structure under our Plan of Reorganization, and (4) our ability to continue operations after the effective date of our Plan of Reorganization. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions identify forward-looking statements. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by such forward-looking statements are reasonable, such statements involve uncertainties and risks, and we cannot assure you that such plans, objectives, expectations and prospects will be achieved.

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

                         PART I - FINANCIAL INFORMATION

INTRODUCTORY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         This amendment is being filed to reflect the restatement of the Company's unaudited condensed consolidated financial statements, as discussed in
Note 7 thereto, and other information related to such restated financial statements. Except for items 1 and 2 of Part I, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/A.

ITEM 1. FINANCIAL STATEMENTS

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                MARCH 31, 2001
                                                                             (RESTATED - SEE NOTE 7)   DECEMBER 31, 2000
                                                                             -----------------------   -----------------
                                     ASSETS
Current Assets:
  Cash and cash equivalents (includes restricted
    cash of $2,685 and $2,113, respectively)                                      $        33,630      $        26,626
  Accounts receivable, net of allowance for doubtful
    accounts of $2,494 and $1,958, respectively                                             4,211                6,272
  Inventories                                                                                 604                  685
  Prepaids and other assets                                                                 5,093                3,678
                                                                                  ---------------      ---------------
      Total current assets                                                                 43,538               37,261
                                                                                  ---------------      ---------------
Property and Equipment:
  Buildings on leased land                                                                128,974              128,936
  Furniture, fixtures and equipment                                                        26,487               22,492
  Property held for development                                                            15,521               15,520
  Leasehold improvements                                                                      245                  245
  Construction in progress                                                                     95                   89
                                                                                  ---------------      ---------------
      Total                                                                               171,322              167,282
  Less - accumulated depreciation                                                         (27,790)             (25,561)
                                                                                  ---------------      ---------------
    Net property and equipment                                                            143,532              141,721
                                                                                  ---------------      ---------------
Other Assets:
  Deferred operating contract cost, net of accumulated
    amortization of $3,539 and $3,269, respectively                                        25,266               25,536
  Lease prepayment, net of accumulated
    amortization of $882 and $816, respectively                                             6,246                6,312
  Deferred charges and other, net of accumulated
    amortization of $1,750 and $1,567, respectively                                        10,574               10,631
                                                                                  ---------------      ---------------
      Total other assets                                                                   42,086               42,479
                                                                                  ---------------      ---------------
      Total Assets                                                                $       229,156      $       221,461
                                                                                  ===============      ===============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term borrowings                                                           $         8,000      $        23,250
  Accounts payable - trade                                                                  1,735                  844
  Accrued interest                                                                             52                7,025
  Accrued expenses                                                                         17,236               12,301
  Due to affiliates                                                                         1,271               64,806
  Preconfirmation contingencies                                                             6,262                2,212
  Other                                                                                     2,038                1,977
                                                                                  ---------------      ---------------
      Total current liabilities                                                            36,594              112,415
                                                                                  ---------------      ---------------
Long-term debt, net of discount (including debt to affiliates
  of $41,865 and $31,947, respectively)                                                   100,950              396,412
Due to affiliates                                                                              --               20,968
Other long-term liabilities                                                                   390                  339

Commitments and Contingencies

Stockholders' Equity (Deficit):
  Common Stock:
    Unclassified Common Stock (40,000 shares authorized; 12,386 shares issued
      and outstanding; par value $.01 per share)                                              124                   --
    Class A Common Stock (20,000 shares authorized;
      5,778 shares issued and outstanding; par value $.01 per share)                           --                   58
    Class B Common Stock (20,000 shares authorized; 4,453
      shares issued and outstanding; par value $.01 per share)                                 --                   45
  Additional paid-in capital                                                              413,150              108,269
  Accumulated deficit                                                                    (322,052)            (417,045)
                                                                                  ---------------      ---------------
      Total stockholders' equity (deficit)                                                 91,222             (308,673)
                                                                                  ---------------      ---------------
      Total Liabilities and Stockholders' Equity (Deficit)                        $       229,156      $       221,461
                                                                                  ===============      ===============


See Notes to Condensed Consolidated Financial Statements.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                              (DEBTORS-IN-
                                                                               POSSESSION)
                                                                             --------------
                                                                             MARCH 31, 2001      MARCH 31, 2000
                                                                             --------------      --------------
Revenues:
   Casino                                                                    $       61,360      $       58,495
   Food and beverage                                                                  5,263               5,013
   Retail, parking and other                                                          2,753               2,198
   Less - casino promotional allowances                                              (5,485)             (4,728)
                                                                             --------------      --------------
      Total Net Revenues                                                             63,891              60,978
                                                                             --------------      --------------


Operating Expenses:
   Direct:
      Casino                                                                         52,960              53,442
      Food and beverage                                                               3,849               3,850
      Retail, parking and other                                                       1,257               1,157
   General and administrative                                                        20,890              20,841
   Depreciation and amortization                                                      2,531               5,897
                                                                             --------------      --------------
      Total operating expenses                                                       81,487              85,187
                                                                             --------------      --------------
Operating Loss                                                                      (17,596)            (24,209)
                                                                             --------------      --------------

Reorganization Expenses                                                            (100,429)                 --


Other income (expense):
   Interest expense, net of capitalized interest                                       (621)            (10,667)
   Interest and other income                                                            191                 126
                                                                             --------------      --------------
      Total other income (expense)                                                     (430)            (10,541)
                                                                             --------------      --------------
Loss Before Extraordinary Item:                                                    (118,455)            (34,750)


   Extraordinary gain on early extinguishment of debt                               213,448                  --
                                                                             --------------      --------------
Net Income (Loss)                                                            $       94,993      $      (34,750)
                                                                             ==============      ==============


Per Share Data:
   Loss before extraordinary item                                            $        (9.56)     $        (3.44)


      Extraordinary gain on early extinguishment of debt                     $        17.23                  --
                                                                             --------------      --------------
   Basic Net Income (Loss)                                                   $         7.67      $        (3.44)
                                                                             ==============      ==============

   Weighted Average Shares Outstanding                                           12,386,200          10,090,937
                                                                             ==============      ==============



See Notes to Condensed Consolidated Financial Statements.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                           (DEBTORS-IN-
                                                                                            POSSESSION)
                                                                                            ------------
                                                                                             MARCH 31,          MARCH 31,
                                                                                               2001               2000
                                                                                            ------------      ------------
Cash Flows From Operating Activities:
   Net income (loss)                                                                        $     94,993      $    (34,750)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Depreciation and amortization                                                                2,531             5,897
      Amortization of note discount                                                               90,365             1,241
      Amortization of unearned compensation                                                           --                43
      Extraordinary gain on early extinguishment of debt                                        (213,448)               --
      Deferred rent                                                                                  284               423
      Provision for bad debts                                                                        640               355
Changes in operating assets and liabilities:
      Accounts receivable                                                                          1,420            (1,994)
      Inventories                                                                                     81                18
      Prepaids and other assets                                                                   (1,415)             (388)
      Accounts payable - trade                                                                       891             3,904
      Accrued interest                                                                                52             8,202
      Accrued expenses                                                                             4,935            (5,119)
      Preconfirmation contingencies                                                                4,050              (817)
      Due to affiliates                                                                            8,143             8,377
      Other current liabilities                                                                       61               668
                                                                                            ------------      ------------
        Net cash flows used in operating activities                                               (6,417)          (13,940)
                                                                                            ------------      ------------
Cash Flows From Investing Activities:
   Capital expenditures                                                                             (198)           (1,539)
   Increase in deferred charges and other assets                                                    (126)             (304)
                                                                                            ------------      ------------
        Net cash flows used in investing activities                                                 (324)           (1,843)
                                                                                            ------------      ------------
Cash Flows From Financing Activities:
   Net short-term borrowings (repayments) from affiliate                                           8,000            (6,350)
   Net proceeds (repayments) from notes payable to affiliates                                      5,745             9,775
                                                                                            ------------      ------------
   Net cash flows provided by financing activities                                                13,745             3,425
                                                                                            ------------      ------------
Net increase (decrease) in cash and cash equivalents                                               7,004           (12,358)

Cash and cash equivalents, beginning of period                                                    26,626            34,687
                                                                                            ------------      ------------
Cash and cash equivalents, end of period                                                    $     33,630      $     22,329
                                                                                            ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                                              $        147      $        340


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

         ORGANIZATION. JCC Holding Company was incorporated under Delaware law on August 20, 1996. We are a casino and entertainment development company, and conduct business through our wholly-owned subsidiaries, Jazz Casino Company, L.L.C., JCC Development Company, L.L.C., JCC Canal Development, L.L.C., and JCC Fulton Development, L.L.C., all Louisiana limited liability companies. We began business operations in October 1998, when we assumed the business operations formerly owned by Harrah's Jazz Company, a general parternship, and its subsidiary, Harrah's Jazz Finance Corporation, which filed for relief under the United States Bankruptcy Code on November 22, 1995. Except as otherwise noted, for purposes of this report, references to the words "we", "us", and "our" refer to JCC Holding Company together with each of our subsidiaries.

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

NOTE 7. RESTATEMENT

         QUASI-REORGANIZATION. As of March 31, 2001, we reduced the balance of additional paid-in capital by $322.1 million to eliminate the existing accumulated deficit pursuant to a quasi-reorganization that was approved by our board of directors given that we had completed our restructuring, obtained long-term financing and successfully emerged from bankruptcy on March 29, 2001.

         Subsequent to the issuance of the Company's Unaudited Condensed Consolidated Financial Statements as of and for the quarter ended March 31, 2001, and considering recent discussions with the staff of the Securities and Exchange Commission, it was determined that we did not meet all of the conditions necessary to effect a quasi-reorganization, and that the quasi-reorganization adjustment should be reversed. Our board of directors has approved such reversal. We also determined that we had inadvertently excluded condensed financial information for our guarantor subsidiaries. Accordingly, the accompanying financial statements as of and for the quarter ended March 31, 2001 have been restated from the amounts previously reported to increase the additional paid-in capital by $322.1 million and reinstate the accumulated deficit balance by the same amount; and to include the condensed financial information of our guarantor subsidiaries (See Note 8). The restatement does not affect loss before extraordinary items, net income or net income per share.

         A summary of the significant effects of the restatement is as follows:


                                                                 AS PREVIOUSLY
(IN THOUSANDS)                                                     REPORTED         AS RESTATED
                                                                 -------------     -------------
STOCKHOLDERS' EQUITY AT MARCH 31, 2001:
        Common stock                                             $         124     $         124
        Additional paid-in capital                                      91,098           413,150
        Accumulated deficit                                                 --          (322,052)
                                                                 -------------     -------------
                Total stockholders' equity                       $      91,222     $      91,222
                                                                 =============     =============

NOTE 8. GUARANTOR FINANCIAL INFORMATION

         JCC Holding and all of its other wholly owned subsidiaries (the "Guarantor Subsidiaries") have fully and unconditionally guaranteed on a joint and several basis Jazz Casino's obligations under the new term notes described in Note 3. The Guarantor Subsidiaries and Jazz Casino comprise all of the direct and indirect subsidiaries of JCC Holding. All of the assets of JCC Holding's subsidiaries are restricted and may not be transferred to JCC Holding in the form of loans, cash or dividends without the consent of a third party. The following consolidating schedules present condensed financial information for Jazz Casino, JCC Holding and the Guarantor Subsidiaries on a combined basis as of March 31, 2001 and December 31, 2000, and for the three months ended March 31, 2001 and 2000.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2001
                                   (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             JAZZ CASINO   JCC HOLDING    GUARANTOR                  CONSOLIDATED
                                                               COMPANY       COMPANY     SUBSIDIARIES  ELIMINATIONS     TOTAL
                                                             -----------   -----------   ------------  ------------  ------------
                          ASSETS
Current Assets:
  Cash and cash equivalents                                   $  33,603     $      14     $      13     $      --     $  33,630
  Accounts receivable, net of allowance for doubtful
    accounts                                                      4,211            --            --            --         4,211
  Intercompany receivables                                        1,983            --            --        (1,983)           --
  Inventories                                                       604            --            --            --           604
  Prepaids and other assets                                       4,938            --           155            --         5,093
  Property available for sale                                        --            --            --            --            --
                                                              ---------     ---------     ---------     ---------     ---------
      Total current assets                                       45,339            14           168        (1,983)       43,538
                                                              ---------     ---------     ---------     ---------     ---------
Property and Equipment:
  Buildings on leased land                                      128,974            --            --            --       128,974
  Furniture, fixtures and equipment                              26,487            --            --            --        26,487
  Property held for development                                      --            --        15,521            --        15,521
  Leasehold improvements                                            245            --            --            --           245
  Construction in progress                                           68            --            27            --            95
                                                              ---------     ---------     ---------     ---------     ---------
      Total                                                     155,774            --        15,548            --       171,322
  Less - accumulated depreciation                               (27,790)           --            --            --       (27,790)
                                                              ---------     ---------     ---------     ---------     ---------
      Net property and equipment                                127,984            --        15,548            --       143,532
                                                              ---------     ---------     ---------     ---------     ---------
Other Assets:
  Deferred operating contract cost, net of
    accumulated amortization                                     25,266            --            --            --        25,266
  Lease prepayment, net of accumulated amortization               6,246            --            --            --         6,246
  Deferred charges and other, net of accumulated
    amortization                                                 10,534            --            40            --        10,574
  Investment in Subsidiaries                                         --        92,046            --       (92,046)           --
                                                              ---------     ---------     ---------     ---------     ---------
      Total other assets                                         42,046        92,046            40       (92,046)       42,086
                                                              ---------     ---------     ---------     ---------     ---------
        TOTAL ASSETS                                          $ 215,369     $  92,060     $  15,756     $ (94,029)    $ 229,156
                                                              =========     =========     =========     =========     =========

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Short-term borrowings                                       $   8,000     $      --     $      --     $      --         8,000
  Accounts payable - trade                                        1,735            --            --            --         1,735
  Accrued interest                                                   52            --            --            --            52
  Accrued expenses                                               17,185            50             1            --        17,236
  Due to affiliates                                               1,271            --            --            --         1,271
  Intercompany payables                                              --           788         1,195        (1,983)           --
  Preconfirmation contingencies                                   6,262            --            --            --         6,262
  Other                                                           2,038            --            --            --         2,038
                                                              ---------     ---------     ---------     ---------     ---------
      Total current liabilities                                  36,543           838         1,196        (1,983)       36,594
                                                              ---------     ---------     ---------     ---------     ---------
Long-Term Debt, net of discount                                 100,950            --            --            --       100,950

Due to affiliates                                                    --            --            --            --            --
Other long-term liabilities                                         390            --            --            --           390

Commitments and Contingencies

Stockholders' Equity (Deficit):
  Common Stock:
    Unclassified common stock (40,000 shares authorized;
      12,386 shares issued and outstanding; par value
      $.01 per share)                                                --           124            --            --           124
    Class A common stock (20,000 shares authorized;
      5,778 shares issued and outstanding; par value
      $.01 per share                                                 --            --            --            --            --
    Class B common stock (20,000 shares authorized;
      4,453 shares issued and outstanding; par value
      $.01 per share)                                                --            --            --            --            --
  Additional paid-in capital                                    398,149       413,150        14,866      (413,015)      413,150
  Member capital                                                      1            --            --            (1)           --
  Accumulated deficit                                          (320,664)     (322,052)         (306)      320,970      (322,052)
                                                              ---------     ---------     ---------     ---------     ---------
      Total stockholders' equity (deficit)                       77,486        91,222        14,560       (92,046)       91,222
                                                              ---------     ---------     ---------     ---------     ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)    $ 215,369     $  92,060     $  15,756     $ (94,029)    $ 229,156
                                                              =========     =========     =========     =========     =========

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2000
                                   (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             JAZZ CASINO   JCC HOLDING    GUARANTOR                   CONSOLIDATED
                                                               COMPANY       COMPANY     SUBSIDIARIES  ELIMINATIONS      TOTAL
                                                             -----------   -----------   ------------  ------------   -----------
                       ASSETS
Current Assets:

  Cash and cash equivalents                                   $  26,602     $      14     $      10     $      --     $  26,626
  Accounts receivable, net of allowance for
    doubtful accounts                                             6,271            --             1            --         6,272
  Intercompany receivables                                        1,746            --            --        (1,746)           --
  Inventories                                                       685            --            --            --           685
  Prepaids and other assets                                       3,678            --            --            --         3,678
                                                              ---------     ---------     ---------     ---------     ---------
      Total current assets                                       38,982            14            11        (1,746)       37,261
                                                              ---------     ---------     ---------     ---------     ---------
Property and Equipment:
  Buildings on leased land                                      128,936            --            --            --       128,936
  Furniture, fixtures and equipment                              22,492            --            --            --        22,492
  Property held for development                                      --            --        15,520            --        15,520
  Leasehold improvements                                            245            --            --            --           245
  Construction in progress                                           62            --            27            --            89
                                                              ---------     ---------     ---------     ---------     ---------
      Total                                                     151,735            --        15,547            --       167,282
  Less - accumulated depreciation                               (25,561)           --            --            --       (25,561)
                                                              ---------     ---------     ---------     ---------     ---------
      Net property and equipment                                126,174            --        15,547            --       141,721
                                                              ---------     ---------     ---------     ---------     ---------
Other Assets:
  Deferred operating contract cost, net of
    accumulated amortization                                     25,536            --            --            --        25,536
  Lease prepayment, net of accumulated amortization               6,312            --            --            --         6,312
  Deferred charges and other, net of accumulated
    amortization                                                 10,589            --            42            --        10,631
                                                              ---------     ---------     ---------     ---------     ---------
      Total other assets                                         42,437            --            42            --        42,479
                                                              ---------     ---------     ---------     ---------     ---------
        TOTAL ASSETS                                          $ 207,593     $      14     $  15,600     $  (1,746)    $ 221,461
                                                              =========     =========     =========     =========     =========

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Short-term borrowings                                       $  23,250     $      --     $      --     $      --     $  23,250
  Accounts payable - trade                                          844            --            --            --           844
  Accrued interest                                                7,025            --            --            --         7,025
  Accrued expenses                                               12,270            30             1            --        12,301
  Due to affiliates                                              64,806            --            --            --        64,806
  Intercompany payables                                              --           758           988        (1,746)           --
  Preconfirmation contingencies                                   2,212            --            --            --         2,212
  Other                                                           1,977            --            --            --         1,977
                                                              ---------     ---------     ---------     ---------     ---------
      Total current liabilities                                 112,384           788           989        (1,746)      112,415
                                                              ---------     ---------     ---------     ---------     ---------
Long-Term Debt, net of discount                                 394,759            --         1,653            --       396,412

Due to affiliates                                                20,943            --            25            --        20,968
Other long-term liabilities                                         339            --            --            --           339
Investment in Subsidiaries                                                    307,900                    (307,900)           --
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
                                                              =========     =========     =========     =========     =========

                               JCC HOLDING COMPANY
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                          JAZZ          JCC
                                                         CASINO        HOLDING     GUARANTOR                   CONSOLIDATED
                                                         COMPANY       COMPANY    SUBSIDIARIES  ELIMINATIONS      TOTAL
                                                        ---------     ---------   ------------  ------------   ------------
Revenues:
  Casino                                                $  61,360     $      --     $      --     $      --     $  61,360
  Food and beverage                                         5,263            --            --            --         5,263
  Retail, parking and other                                 2,751            --             2            --         2,753
  Less: casino promotional allowances                      (5,485)           --            --            --        (5,485)
                                                        ---------     ---------     ---------     ---------     ---------
    Total Net Revenues                                     63,889            --             2            --        63,891
                                                        ---------     ---------     ---------     ---------     ---------
Operating Expenses:
  Direct:
    Casino                                                 52,960            --            --            --        52,960
    Food and beverage                                       3,849            --            --            --         3,849
    Retail, parking and other                               1,257            --            --            --         1,257
  General and administrative                               20,788            50            52            --        20,890
  Depreciation and amortization                             2,530            --             1            --         2,531
  Equity in Subsidiary Losses                                  --       (95,043)           --        95,043            --
                                                        ---------     ---------     ---------     ---------     ---------
    Total operating expenses                               81,384       (94,993)           53        95,043        81,487
                                                        ---------     ---------     ---------     ---------     ---------
Operating Income (Loss)                                   (17,495)       94,993           (51)      (95,043)      (17,596)
                                                        ---------     ---------     ---------     ---------     ---------
Reorganization Expenses                                  (100,429)           --            --            --      (100,429)

Other income (expenses):
  Interest expense, net of capitalized interest              (621)           --            --            --          (621)
  Interest and other income                                   191            --            --            --           191
                                                        ---------     ---------     ---------     ---------     ---------
    Total other income (expenses)                            (430)           --            --            --          (430)
                                                        ---------     ---------     ---------     ---------     ---------

Loss before extraordinary items:                         (118,354)       94,993           (51)      (95,043)     (118,455)

  Extraordinary gain on early extinguishment              213,448            --            --            --       213,448
                                                        ---------     ---------     ---------     ---------     ---------
Net Income (Loss)                                       $  95,094     $  94,993     $     (51)    $ (95,043)    $  94,993
                                                        =========     =========     =========     =========     =========

                               JCC HOLDING COMPANY
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         JCC
                                                       JAZZ CASINO     HOLDING     GUARANTOR                   CONSOLIDATED
                                                         COMPANY       COMPANY    SUBSIDIARIES  ELIMINATIONS      TOTAL
                                                       ----------     ---------   ------------  ------------   ------------
Revenues:
  Casino                                                $  58,495     $      --     $      --     $      --     $  58,495
  Food and beverage                                         5,013            --            --            --         5,013
  Retail, parking and other                                 2,196            --             2            --         2,198
  Less: casino promotional allowances                      (4,728)           --            --            --        (4,728)
                                                        ---------     ---------     ---------     ---------     ---------
    Total Net Revenues                                     60,976            --             2            --        60,978
                                                        ---------     ---------     ---------     ---------     ---------
Operating Expenses:
  Direct:
    Casino                                                 53,442            --            --            --        53,442
    Food and beverage                                       3,850            --            --            --         3,850
    Retail, parking and other                               1,157            --            --            --         1,157
  General and administrative                               20,626           156            59            --        20,841
  Depreciation and amortization                             5,896            --             1            --         5,897
  Equity in Subsidiary Losses                                  --        34,595            --       (34,595)           --
                                                        ---------     ---------     ---------     ---------     ---------
    Total operating expenses                               84,971        34,751            60       (34,595)       85,187
                                                        ---------     ---------     ---------     ---------     ---------
Operating Income (Loss)                                   (23,995)      (34,751)          (58)       34,595       (24,209)
                                                        ---------     ---------     ---------     ---------     ---------
Other income (expenses):
  Interest expense, net of capitalized interest           (10,667)           --            --            --       (10,667)
  Interest and other income                                   125            --             1            --           126
                                                        ---------     ---------     ---------     ---------     ---------
    Total other income (expenses)                         (10,542)           --             1            --       (10,541)
                                                        ---------     ---------     ---------     ---------     ---------
Net Income (Loss)                                       $ (34,537)    $ (34,751)    $     (57)    $  34,595     $ (34,750)
                                                        =========     =========     =========     =========     =========

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                              JAZZ CASINO    JCC HOLDING   GUARANTOR                  CONSOLIDATED
                                                                COMPANY        COMPANY    SUBSIDIARIES  ELIMINATIONS     TOTAL
                                                              -----------    -----------  ------------  ------------  ------------
Cash Flows From Operating Activities:
  Net income (loss)                                            $  95,094     $  94,993     $     (51)    $ (95,043)    $  94,993
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation and amortization                                  2,530            --             1            --         2,531
    Amortization of note discount                                 90,365            --            --            --        90,365
    Extraordinary gain on early extinguishment of debt          (213,448)           --            --            --      (213,448)
    Deferred rent                                                    284            --            --            --           284
    Provision for bad debts                                          640            --            --            --           640
    Equity in Subsidiary losses                                       --       (95,043)           --        95,043            --
  Changes in operating assets and liabilities:
    Accounts receivable                                            1,419            --             1            --         1,420
    Inventories                                                       81            --            --            --            81
    Prepaids and other assets                                     (1,260)           --          (155)           --        (1,415)
    Intercompany receivable/payable                                 (237)           30           207            --            --
    Accounts payable - trade                                         891            --            --            --           891
    Accrued interest                                                  52            --            --            --            52
    Accrued expenses                                               4,915            20            --            --         4,935
    Preconfirmation contingencies                                  4,050            --            --            --         4,050
    Due to affiliates                                              8,143            --            --            --         8,143
    Other current liabilities                                         61            --            --            --            61
                                                               ---------     ---------     ---------     ---------     ---------
      Net cash flows provided by (used in)
        operating activities                                      (6,420)           --             3            --        (6,417)
                                                               ---------     ---------     ---------     ---------     ---------
Cash Flows From Investing Activities:
  Capital expenditures                                              (198)           --            --            --          (198)
  Increase in deferred charges and other assets                     (126)           --            --            --          (126)
                                                               ---------     ---------     ---------     ---------     ---------
    Net cash flows used in investing activities                     (324)           --            --            --          (324)
                                                               ---------     ---------     ---------     ---------     ---------
Cash Flows From Financing Activities:
  Net short-term borrowings (repayments) from affiliate            8,000            --            --            --         8,000
  Net proceeds / (repayments) of notes payable - affiliate         5,745            --            --            --         5,745
                                                               ---------     ---------     ---------     ---------     ---------
    Net cash flows provided by financing activities               13,745            --            --            --        13,745
                                                               ---------     ---------     ---------     ---------     ---------
Net increase in cash and cash equivalents                          7,001            --             3            --         7,004

Cash and cash equivalents, beginning of period                    26,602            14            10            --        26,626
                                                               ---------     ---------     ---------     ---------     ---------
Cash and cash equivalents, end of period                       $  33,603     $      14     $      13     $      --     $  33,630
                                                               =========     =========     =========     =========     =========

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                               JAZZ CASINO   JCC HOLDING    GUARANTOR                  CONSOLIDATED
                                                                 COMPANY       COMPANY     SUBSIDIARIES  ELIMINATIONS     TOTAL
                                                               -----------   -----------   ------------  ------------  ------------
Cash Flows From Operating Activities:
  Net income (loss)                                             $ (34,537)    $ (34,751)    $     (57)    $  34,595     $ (34,750)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation and amortization                                   5,896            --             1            --         5,897
    Amortization of note discount                                   1,241            --            --            --         1,241
    Amortization of unearned compensation                               3            40            --            --            43
    Deferred rent                                                     423            --            --            --           423
    Provision for bad debts                                           355            --            --            --           355
    Equity in Subsidiary losses                                        --        34,595            --       (34,595)           --

Changes in operating assets and liabilities:
  Accounts receivable                                              (1,994)           --            --            --        (1,994)
  Inventories                                                          18            --            --            --            18
  Prepaids and other assets                                          (228)         (108)          (52)           --          (388)
  Intercompany receivable/payable                                    (617)          175           442            --            --
  Accounts payable - trade                                          3,889            --            15            --         3,904
  Accrued interest                                                  8,202            --            --            --         8,202
  Accrued expenses                                                 (5,168)           49            --            --        (5,119)
  Preconfirmation contingencies                                      (817)           --            --            --          (817)
  Due to affiliates                                                 8,441            --           (64)           --         8,377
  Other current liabilities                                           668            --            --            --           668
                                                                ---------     ---------     ---------     ---------     ---------
    Net cash flows provided by (used in) operating
      activities                                                  (14,225)           --           285            --       (13,940)
                                                                ---------     ---------     ---------     ---------     ---------
Cash Flows From Investing Activities:
  Capital expenditures                                             (1,188)           --          (351)           --        (1,539)
  Increase in deferred charges and other assets                      (302)           --            (2)           --          (304)
                                                                ---------     ---------     ---------     ---------     ---------
    Net cash flows used in investing activities                    (1,490)           --          (353)           --        (1,843)
                                                                ---------     ---------     ---------     ---------     ---------
Cash Flows From Financing Activities:
  Net short-term borrowings (repayments) from affiliate            (6,350)           --            --            --        (6,350)
  Net proceeds/(repayments) of notes payable - affiliate            9,588            --           187            --         9,775
                                                                ---------     ---------     ---------     ---------     ---------
    Net cash flows provided by financing activities                 3,238            --           187            --         3,425
                                                                ---------     ---------     ---------     ---------     ---------
Net decrease in cash and cash equivalents                         (12,477)           --           119            --       (12,358)

Cash and cash equivalents, beginning of period                     34,681             4             2            --        34,687
                                                                ---------     ---------     ---------     ---------     ---------
Cash and cash equivalents, end of period                        $  22,204     $       4     $     121     $      --     $  22,329
                                                                =========     =========     =========     =========     =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         As discussed in Note 7 to the Unaudited Condensed Consolidated Financial Statements, the Company has restated its Unaudited Condensed Consolidated Balance Sheet as of March 31, 2001 to reverse the quasi-reorganization adjustment originally recognized on March 31, 2001. The accompanying management's discussion and analysis should be read in light of that restatement.

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

         The consummation of a plan of reorganization was our primary objective during the quarter ended March 31, 2001. The plan, which was approved by the bankruptcy court on March 19, 2001 and was consummated on March 29, 2001 (the "Effective Date"), resulted in, among other things, elimination of our then existing common stock and debt securities and the issuance of new equity and debt securities to certain creditors. The consequences of this bankruptcy proceeding are reflected in the financial statements as of the effective date. The cancellation of non-affiliate debt and related accrued interest resulted in an extraordinary gain as of the effective date of our plan of reorganization. In addition, the cancellation of affiliate debt and other obligations resulted in an increase to additional paid-in capital as of the effective date.

         We did not meet the requirements to utilize fresh start reporting. Therefore, in accordance with Statement of Position 90-7: "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," our liabilities compromised by the confirmed Plan of Reorganization have been stated at the present value of the amounts to be paid, reorganization expenses have been separately disclosed and the forgiveness of debt has been reported as an adjustment to additional paid-in capital and an extraordinary item on the face of the Condensed Consolidated Statements of Operations.

RESULTS OF OPERATIONS

         TOTAL NET REVENUES. For the three months ended March 31, 2001 and 2000, net revenues were $63.9 million and $61.0 million respectively, representing an increase of $2.9 million (or 4.8%). The following table reflects the changes in revenues by category:

                                                                FIRST QUARTER                 PERCENTAGE
                                                       --------------------------------        INCREASE/
(IN THOUSANDS)                                             2001               2000             DECREASE
                                                       -------------      -------------      -------------
Revenues:
      Casino                                           $      61,360      $      58,495           4.9%
      Food and beverage                                        5,263              5,013           5.0%
      Retail, parking and other                                2,753              2,198          25.2%
      Less - casino promotional allowances                    (5,485)            (4,728)         16.0%
                                                       -------------      -------------
         Total Net Revenues                            $      63,891      $      60,978           4.8%
                                                       =============     ==============


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

         OPERATING EXPENSES. For the three months ended March 31, 2001 and 2000, we incurred operating expenses of $81.5 million and $85.2 million, respectively, resulting in operating losses of $17.6 million and $24.2 million. The following table calculates the changes in operating expenses by category:


                                                          FIRST QUARTER              PERCENTAGE
                                                  -----------------------------       INCREASE/
(IN THOUSANDS)                                        2001             2000           DECREASE
                                                  ------------     ------------     ------------
Operating Expenses:
      Direct:
         Casino                                   $     52,960     $     53,442         (0.9)%
         Food and beverage                               3,849            3,850         (0.0)%
         Retail, parking and other                       1,257            1,157          8.6%
      General and administrative                        20,890           20,841          0.2%
      Depreciation and amortization                      2,531            5,897        (57.1)%
                                                  ------------     ------------
        Total operating expenses                  $     81,487     $     85,187         (4.3)%
                                                  ------------     ------------


         Casino operating expenses decreased 0.9% primarily due to decreased labor costs related to operational efficiencies achieved through improved staff scheduling practices, partially offset by increased marketing expenses. Food and beverage expenses remained relatively consistent as compared to the same period in the prior year. Retail, parking, and other expenses increased 8.6% primarily due to increases in cost of retail merchandise sold in the retail gift shop and increased labor costs in the employee cafeteria. General and administrative expenses remained relatively consistent with the same period last year. Depreciation expense decreased by 57.1% due to the reduced basis of our assets as a result of the provision for asset impairment recorded in December 2000.

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

         The following discussion of our performance should be read in conjunction with and in light of our plan of reorganization, which was consummated on March 29, 2001.

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

         We also own the parcel of land across from the casino located at 3 Canal Place, adjacent to the Canal Place Shopping Center. On February 14, 2000, we entered into a contract to sell this property to Wyndham International, a hotel developer, for $6.5 million, but have since rejected that contract under our Plan of Reorganization. A hearing to determine the final outcome of this contract is scheduled for June 6, 2001.

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



                                 JCC HOLDING COMPANY


Date: January 31, 2002       By: /s/ PAUL D. DEBBAN
                                 -------------------------------------------
                                 Paul D. Debban
                                 (Principal Executive Officer of the Registrant)


Date: January 31, 2002       By: /s/ L. CAMILLE FOWLER
                                 -------------------------------------------
                                 L. Camille Fowler, Vice President-Finance,
                                 Treasurer and Secretary
                                 (Principal Financial Officer and Principal
                                 Accounting Officer of the Registrant)