Form 10-Q/A
period 2001-06-30
JCC HOLDING CO
filed 2002-01-31
CIK 1021352

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended                            JUNE 30, 2001
                                                                   -------------

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

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                                  JUNE 30, 2001


                                      INDEX

                                                                                   PAGE
                                                                                  NUMBER
                                                                                  ------
SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING
    STATEMENTS                                                                       2

PART I FINANCIAL INFORMATION                                                         2

          Item 1. Financial Statements                                               3

          Condensed Consolidated Balance Sheets as of
              June 30, 2001 (Restated) and December 31, 2000 (Unaudited)             3

          Condensed Consolidated Statements of Operations for the
              Three and Six Months Ended June 30, 2001 and 2000 (Unaudited)          4

          Condensed Consolidated Statements of Cash Flows for the
              Six Months Ended June 30, 2001 and 2000 (Unaudited)                    5

          Notes to Condensed Consolidated Financial Statements (Unaudited)           6

          Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                   21

          Item 3. Quantitative and Qualitative Disclosures About Market Risk        27

PART II OTHER INFORMATION                                                           28

          Item 5. Other Information                                                 28

          Item 6. Exhibits and Reports on Form 8-K                                  28

SIGNATURES                                                                          29

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

                         PART I - FINANCIAL INFORMATION

INTRODUCTORY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         This amendment is being filed to reflect the restatement of our unaudited condensed consolidated financial statements, as discussed in note 7 thereto, and other information related to such restated financial statements. Except for items 1 and 2 of Part I, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/A.

ITEM 1. FINANCIAL STATEMENTS


                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       June 30, 2001 and December 31, 2000
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                                 June 30, 2001
                                                                              (Restated-See Note 7)  December 31, 2000
                                                                              ---------------------  -----------------
                     ASSETS

Current Assets:
Cash and cash equivalents (includes restricted
    cash of $2,923 and $2,113, respectively)                                       $     27,314         $     26,626
Accounts receivable, net of allowance for doubtful
    accounts of $2,911 and $1,958, respectively                                           3,427                6,272
Inventories                                                                                 649                  685
Prepaids and other assets                                                                 3,494                3,678
Property available for sale                                                               4,831                4,831
                                                                                   ------------         ------------
            Total current assets                                                         39,715               42,092
                                                                                   ------------         ------------
Property and Equipment:
    Buildings on leased land                                                            129,018              128,936
    Furniture, fixtures and equipment                                                    26,674               22,492
    Property held for development                                                        10,702               10,689
    Leasehold improvements                                                                  284                  245
    Construction in progress                                                                 88                   89
                                                                                   ------------         ------------
            Total                                                                       166,766              162,451
    Less - accumulated depreciation                                                     (30,203)             (25,561)
                                                                                   ------------         ------------
            Net property and equipment                                                  136,563              136,890
                                                                                   ------------         ------------

Other Assets:
    Deferred operating contract cost, net of accumulated
        amortization of $3,810 and $3,269, respectively                                  24,995               25,536
    Lease prepayment, net of accumulated
        amortization of $949 and $816, respectively                                       6,179                6,312
    Deferred charges and other, net of accumulated
        amortization of $1,951 and $1,567, respectively                                  10,510               10,631
                                                                                   ------------         ------------
             Total other assets                                                          41,684               42,479
                                                                                   ------------         ------------
             Total Assets                                                          $    217,962         $    221,461
                                                                                   ============         ============

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Short-term borrowings                                                          $         --         $     23,250
    Accounts payable - trade                                                              1,967                  844
    Accrued interest                                                                         --                7,025
    Accrued expenses                                                                     15,260               12,301
    Due to affiliates                                                                     4,857               64,806
    Preconfirmation contingencies                                                         3,980                2,212
    Other                                                                                 1,652                1,977
                                                                                   ------------         ------------
            Total current liabilities                                                    27,716              112,415
                                                                                   ------------         ------------
Long-term debt, net of discount (including debt to affiliates of $42,573
       and $31,947, respectively)                                                       102,660              396,412
Due to affiliates                                                                            --               20,968
Other long-term liabilities                                                                 397                  339

Commitments and Contingencies

Stockholders' Equity (Deficit):
    Common Stock:
        Unclassified Common Stock (40,000 shares authorized; 12,386 shares
            issued and outstanding; par value $.01 per share)                               124                   --
        Class A Common Stock (20,000 shares authorized;
            5,778 shares issued and outstanding;
            par value $.01 per share)                                                        --                   58
        Class B Common Stock (20,000 shares authorized; 4,453 shares
            issued and outstanding; par value $.01 per share)                                --                   45
    Additional paid-in capital                                                          413,150              108,269
    Accumulated deficit                                                                (326,085)            (417,045)
                                                                                   ------------         ------------
            Total stockholders' equity (deficit)                                         87,189             (308,673)
                                                                                   ------------         ------------
            Total Liabilities and Stockholders' Equity (Deficit)                   $    217,962         $    221,461
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

                                                                      Three Months Ended               Six Months Ended
                                                                 ----------------------------    ----------------------------
                                                                     2001            2000            2001            2000
                                                                 ------------    ------------    ------------    ------------
Revenues:
    Casino                                                       $     60,095    $     60,265    $    121,455    $    118,760
    Food and beverage                                                   5,098           4,978          10,361           9,991
    Retail, parking and other                                           2,845           2,572           5,598           4,770
    Less - casino promotional allowances                               (4,979)         (4,091)        (10,464)         (8,819)
                                                                 ------------    ------------    ------------    ------------
        Total Net Revenues                                             63,059          63,724         126,950         124,702
                                                                 ------------    ------------    ------------    ------------

Operating Expenses:
    Direct:
        Casino                                                         36,761          51,962          89,721         105,404
        Food and beverage                                               3,819           3,867           7,668           7,717
        Retail, parking and other                                         870             967           2,127           2,124
    General and administrative                                         19,065          20,399          39,955          41,240
    Depreciation and amortization                                       3,122           7,602           5,653          13,499
                                                                 ------------    ------------    ------------    ------------
        Total operating expenses                                       63,637          84,797         145,124         169,984
                                                                 ------------    ------------    ------------    ------------

Operating Loss                                                           (578)        (21,073)        (18,174)        (45,282)
                                                                 ------------    ------------    ------------    ------------

Reorganization Expenses                                                  (600)             --        (101,029)             --

Other income (expense):
    Interest expense, net of capitalized interest                      (2,930)        (11,138)         (3,551)        (21,805)
    Interest and other income                                              75              86             266             212
                                                                 ------------    ------------    ------------    ------------
        Total other income (expense)                                   (2,855)        (11,052)         (3,285)        (21,593)
                                                                 ------------    ------------    ------------    ------------

Loss Before Extraordinary Item:                                        (4,033)        (32,125)       (122,488)        (66,875)

    Extraordinary gain on early extinguishment of debt                     --              --         213,448              --
                                                                 ------------    ------------    ------------    ------------
Net Income (Loss)                                                $     (4,033)   $    (32,125)   $     90,960    $    (66,875)
                                                                 ============    ============    ============    ============

Per Share Data:
    Loss before extraordinary item                               $      (0.33)   $      (3.16)   $      (9.89)   $      (6.60)

        Extraordinary gain on early extinguishment of debt                 --              --    $      17.23              --
                                                                 ------------    ------------    ------------    ------------
    Basic Net Income (Loss)                                      $      (0.33)   $      (3.16)   $       7.34    $      (6.60)
                                                                 ============    ============    ============    ============

    Weighted Average Shares Outstanding                            12,386,200      10,164,234      12,386,200      10,127,585
                                                                 ============    ============    ============    ============

See Notes to Condensed Consolidated Financial Statements.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)
                                 (In thousands)

                                                                                           June 30, 2001  June 30, 2000
                                                                                           -------------  -------------
Cash Flows From Operating Activities:
    Net income (loss)                                                                        $   90,960    ($  66,875)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Depreciation and amortization                                                             5,653        13,499
        Amortization of note discount                                                            90,884         2,515
        Amortization of unearned compensation                                                        --           110
        Extraordinary gain on early extinguishment of debt                                     (213,448)           --
        Deferred rent                                                                               292           847
        Provision for bad debts                                                                   1,057           564
    Changes in operating assets and liabilities:
        Accounts receivable                                                                       1,788          (941)
        Inventories                                                                                  36          (136)
        Prepaids and other assets                                                                   184           365
        Accounts payable - trade                                                                  1,123           469
        Accrued interest                                                                             --        11,507
        Accrued expenses                                                                          2,960        (7,504)
        Preconfirmation contingencies                                                               (21)         (826)
        Due to affiliates                                                                        12,918        14,113
        Other current liabilities                                                                  (325)         (105)
    Payment of liabilities subject to compromise due to reorganization activities:
        Reorganization costs, excluding amortization of note discount of $90,314                 10,715            --
        Payment of reorganization costs                                                          (8,926)           --
                                                                                             ----------    ----------
           Net cash flows used in operating activities                                           (4,150)      (32,398)
                                                                                             ----------    ----------
Cash Flows From Investing Activities:
    Capital expenditures                                                                           (643)       (1,747)
    Increase in deferred charges and other assets                                                  (264)         (657)
                                                                                             ----------    ----------
            Net cash flows used in investing activities                                            (907)       (2,404)
                                                                                             ----------    ----------
Cash Flows From Financing Activities:
    Net short-term borrowings (repayments) from affiliate                                            --       (15,600)
    Net proceeds (repayments) of notes payable - affiliate                                        5,745        38,679
                                                                                             ----------    ----------
            Net cash flows provided by financing activities                                       5,745        23,079
                                                                                             ----------    ----------
Net increase (decrease) in cash and cash equivalents                                                688       (11,723)

Cash and cash equivalents, beginning of period                                                   26,626        34,687
                                                                                             ----------    ----------
Cash and cash equivalents, end of period                                                     $   27,314    $   22,964
                                                                                             ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
            Interest                                                                         $    1,476    $    5,522
    Noncash investing and financing activities:
            Increase in long-term debt for payment-in-kind interest payments                 $    1,191    $    7,146
            Capitalized interest                                                             $        2    $       66
            Issuance of restricted stock awards                                              $       --    $      199

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

         The Financial Accounting Standards Board has approved for issuance Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." Both statements were issued in June 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. We are evaluating the impact of the adoption of those standards and have not yet determined the effect of adoption on our financial position and results of operations.

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

NOTE 7. RESTATEMENT OF ADDITIONAL PAID-IN CAPITAL AND ACCUMULATED DEFICIT

QUASI-REORGANIZATION. As of March 31, 2001, we reduced the balance of additional paid-in capital by $322.1 million to eliminate the existing accumulated deficit pursuant to a quasi-reorganization that was approved by the board of directors given that we had completed our restructuring, obtained long-term financing and successfully emerged from bankruptcy on March 29, 2001 (see Note 1).

         Subsequent to the issuance of our Unaudited Condensed Consolidated Financial Statements as of and for the three and six-month periods ended June 30, 2001, and considering recent discussions with the staff of the Securities and Exchange Commission, it was determined that we did not meet all of the conditions necessary to effect a quasi-reorganization, and that the quasi-reorganization adjustment should be reversed. Our board of directors has approved such reversal. Accordingly, the accompanying financial statements as of and for the three and six-month periods ended June 30, 2001 have been restated from the amounts previously reported to increase the additional paid-in capital by $322.1 million and reinstate the accumulated deficit balance by the same amount. The restatement does not affect loss before extraordinary items, net income (loss) or net income (loss) per share.

         A summary of the significant effects of the restatement is as follows:

                                              AS PREVIOUSLY             AS
(IN THOUSANDS)                                  REPORTED             RESTATED
                                              -------------          --------
STOCKHOLDERS' EQUITY AT JUNE 30, 2001:
    Common stock                                $     124           $     124
    Additional paid-in capital                     91,098             413,150
    Accumulated deficit                            (4,033)           (326,085)
                                                ---------           ---------
        Total stockholders' equity              $  87,189           $  87,189
                                                =========           =========


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

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                  June 30, 2001
                                   (Unaudited)
                      (In thousands, except per share data)


                                                                Jazz Casino  JCC Holding    Guarantor                  Consolidated
                                                                  Company      Company     Subsidiaries  Eliminations     Total
                                                                -----------  -----------   ------------  ------------  ------------
                            ASSETS

Current Assets:

    Cash and cash equivalents                                      $  27,286   $      13      $      15   $      --      $  27,314
    Accounts receivable, net of allowance for doubtful accounts        3,427          --             --          --          3,427
    Intercompany receivables                                           2,055          --             --      (2,055)            --
    Inventories                                                          649          --             --          --            649
    Prepaids and other assets                                          3,391          --            103          --          3,494
    Property available for sale                                           --          --          4,831          --          4,831
                                                                   ---------   ---------      ---------   ---------      ---------
        Total current assets                                          36,808          13          4,949      (2,055)        39,715
                                                                   ---------   ---------      ---------   ---------      ---------
Property and Equipment:
    Buildings on leased land                                         129,018          --             --          --        129,018
    Furniture, fixtures and equipment                                 26,674          --             --          --         26,674
    Property held for development                                         --          --         10,702          --         10,702
    Leasehold improvements                                               284          --             --          --            284
    Construction in progress                                              61          --             27          --             88
                                                                   ---------   ---------      ---------   ---------      ---------
        Total                                                        156,037          --         10,729          --        166,766
    Less - accumulated depreciation                                  (30,203)         --             --          --        (30,203)
                                                                   ---------   ---------      ---------   ---------      ---------
        Net property and equipment                                   125,834          --         10,729          --        136,563
                                                                   ---------   ---------      ---------   ---------      ---------
Other Assets:
    Deferred operating contract cost, net of accumulated
        amortization                                                  24,995          --             --          --         24,995
    Lease prepayment, net of accumulated amortization                  6,179          --             --          --          6,179
    Deferred charges and other, net of accumulated
        amortization                                                  10,471          --             39          --         10,510
    Investment in Subsidiaries                                            --      88,039             --     (88,039)            --
                                                                   ---------   ---------      ---------   ---------      ---------
                Total other assets                                    41,645      88,039             39     (88,039)        41,684
                                                                   ---------   ---------      ---------   ---------      ---------
                        TOTAL ASSETS                               $ 204,287   $  88,052      $  15,717   $ (90,094)     $ 217,962
                                                                   =========   =========      =========   =========      =========

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
    Short-term borrowings                                          $      --   $      --      $      --   $      --      $      --
    Accounts payable - trade                                           1,967          --             --          --          1,967
    Accrued interest                                                      --          --             --          --             --
    Accrued expenses                                                  15,244          15              1          --         15,260
    Due to affiliates                                                  4,857          --             --          --          4,857
    Intercompany payables                                                 --         848          1,207      (2,055)            --
    Preconfirmation contingencies                                      3,980          --             --          --          3,980
    Other                                                              1,652          --             --          --          1,652
                                                                   ---------   ---------      ---------   ---------      ---------
            Total current liabilities                                 27,700         863          1,208      (2,055)        27,716
                                                                   ---------   ---------      ---------   ---------      ---------
Long-term debt, net of discount                                      102,660          --             --          --        102,660

Due to affiliates                                                         --          --             --          --             --
Other long-term liabilities                                              397          --             --          --            397

Commitments and Contingencies

Stockholders' Equity (Deficit):
    Common Stock:
        Unclassified common stock (40,000 shares authorized;
            12,386 shares issued and outstanding; par value
            $.01 per share)                                               --         124             --          --            124
    Additional paid-in capital                                       398,149     413,150         14,866    (413,015)       413,150
    Member capital                                                         1          --             --          (1)            --
    Accumulated deficit
                                                                    (324,620)   (326,085)          (357)    324,977       (326,085)
                                                                   ---------   ---------      ---------   ---------      ---------
            Total stockholders' equity (deficit)                      73,530      87,189         14,509     (88,039)        87,189
                                                                   ---------   ---------      ---------   ---------      ---------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)       $ 204,287   $  88,052      $  15,717   $ (90,094)     $ 217,962
                                                                   =========   =========      =========   =========      =========

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                December 31, 2000
                                   (Unaudited)
                      (In thousands, except per share data)


                                                                    Jazz Casino JCC Holding  Guarantor                Consolidated
                                                                      Company     Company   Subsidiaries Eliminations     Total
                                                                    ----------- ----------- ------------ ------------ ------------
                               ASSETS

Current Assets:

    Cash and cash equivalents                                          $ 26,602   $     14     $     10    $     --     $ 26,626
    Accounts receivable, net of allowance for doubtful accounts           6,271         --            1          --        6,272
    Intercompany receivables                                              1,746         --           --      (1,746)          --
    Inventories                                                             685         --           --          --          685
    Prepaids and other assets                                             3,678         --           --          --        3,678
    Property available for sale                                              --         --        4,831          --        4,831
                                                                       --------   --------     --------    --------     --------
            Total current assets                                         38,982         14        4,842      (1,746)      42,092
                                                                       --------   --------     --------    --------     --------
Property and Equipment:
    Buildings on leased land                                            128,936         --           --          --      128,936
    Furniture, fixtures and equipment                                    22,492         --           --          --       22,492
    Property held for development                                            --         --       10,689          --       10,689
    Leasehold improvements                                                  245         --           --          --          245
    Construction in progress                                                 62         --           27          --           89
                                                                       --------   --------     --------    --------     --------
            Total                                                       151,735         --       10,716          --      162,451
    Less - accumulated depreciation                                     (25,561)        --           --          --      (25,561)
                                                                       --------   --------     --------    --------     --------
            Net property and equipment                                  126,174         --       10,716          --      136,890
                                                                       --------   --------     --------    --------     --------
Other Assets:
    Deferred operating contract cost, net of accumulated amortization    25,536         --           --          --       25,536
    Lease prepayment, net of accumulated amortization                     6,312         --           --          --        6,312
    Deferred charges and other, net of accumulated amortization          10,589         --           42          --       10,631
                                                                       --------   --------     --------    --------     --------
            Total other assets                                           42,437         --           42          --       42,479
                                                                       --------   --------     --------    --------     --------
                        TOTAL ASSETS                                   $207,593   $     14     $ 15,600    $ (1,746)    $221,461
                                                                       ========   ========     ========    ========     ========
           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
    Short-term borrowings                                              $ 23,250   $     --     $     --    $     --     $ 23,250
    Accounts payable - trade                                                844         --           --          --          844
    Accrued interest                                                      7,025         --           --          --        7,025
    Accrued expenses                                                     12,270         30            1          --       12,301
    Due to affiliates                                                    64,806         --           --          --       64,806
    Intercompany payables                                                    --        758          988      (1,746)          --
    Preconfirmation contingencies                                         2,212         --           --          --        2,212
    Other                                                                 1,977         --           --          --        1,977
                                                                       --------   --------     --------    --------     --------
            Total current liabilities                                   112,384        788          989      (1,746)     112,415
                                                                       --------   --------     --------    --------     --------

Long-Term Debt, net of discount                                         394,759         --        1,653          --      396,412
Due to affiliates                                                        20,943         --           25          --       20,968
Other long-term liabilities                                                 339         --           --          --          339
Investment in subsidiaries                                                         307,900                 (307,900)          --
Commitments and Contingencies

Stockholders' Equity (Deficit):
    Common Stock:
        Unclassified common stock (40,000 shares authorized;none
            issued and outstanding; par value $.01 per share)                --         --           --          --           --
        Class A common stock (20,000 shares authorized; 5,778 shares
            issued and outstanding; par value $.01 per share                 --         58           --          --           58
        Class B common stock (20,000 shares authorized; 4,453 shares
            issued and outstanding; par value $.01 per share)                --         45           --          --           45
    Additional paid-in capital                                           94,925    108,269       13,186    (108,111)     108,269
    Member capital                                                            1         --           --          (1)          --
    Retained earnings (Accumulated deficit)                            (415,758)  (417,046)        (253)    416,012     (417,045)
                                                                       --------   --------     --------    --------     --------
            Total stockholders' equity (deficit)                       (320,832)  (308,674)      12,933     307,900     (308,673)
                                                                       --------   --------     --------    --------     --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                   $207,593   $     14     $ 15,600    $ (1,746)    $221,461
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


                                                              JAZZ          JCC
                                                             CASINO        HOLDING      GUARANTOR                 CONSOLIDATED
                                                            COMPANY        COMPANY    SUBSIDIARIES  ELIMINATIONS      TOTAL
                                                           ----------    ----------   ------------  ------------  ------------

Revenues:
      Casino                                               $   60,095    $       --    $       --    $       --    $   60,095
      Food and beverage                                         5,098            --            --            --         5,098
      Retail, parking and other                                 2,842            --             3            --         2,845
      Less: casino promotional allowances                      (4,979)           --            --            --        (4,979)
                                                           ----------    ----------    ----------    ----------    ----------
            Total Net Revenues                                 63,056            --             3            --        63,059
                                                           ----------    ----------    ----------    ----------    ----------

Operating Expenses:
      Direct
            Casino                                             36,761            --            --            --        36,761
            Food and beverage                                   3,819            --            --            --         3,819
            Retail, parking and other                             870            --            --            --           870
      General and administrative                               18,986            25            54            --        19,065
      Depreciation and amortization                             3,121            --             1            --         3,122
      Equity in Subsidiary losses                                  --         4,008            --        (4,008)           --
                                                           ----------    ----------    ----------    ----------    ----------
            Total operating expenses                           63,557         4,033            55        (4,008)       63,637
                                                           ----------    ----------    ----------    ----------    ----------

Operating Income (Loss)                                          (501)       (4,033)          (52)        4,008          (578)

Reorganization Expenses                                          (600)           --            --            --          (600)

Other income (expenses):
      Interest expense, net of capitalized interest            (2,930)           --            --            --        (2,930)
      Interest and other income                                    75            --            --            --            75
                                                           ----------    ----------    ----------    ----------    ----------
            Total other income (expenses)                      (2,855)           --            --            --        (2,855)
                                                           ----------    ----------    ----------    ----------    ----------

Net Income (Loss)                                          $   (3,956)   $   (4,033)   $      (52)   $    4,008    $   (4,033)
                                                           ==========    ==========    ==========    ==========    ==========

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                 JAZZ         JCC
                                                                CASINO       HOLDING      GUARANTOR                 CONSOLIDATED
                                                               COMPANY       COMPANY    SUBSIDIARIES  ELIMINATIONS      TOTAL
                                                             ----------    ----------   ------------  ------------  ------------
Revenues:
        Casino                                               $   60,265    $       --    $       --    $       --    $   60,265
        Food and beverage                                         4,978            --            --            --         4,978
        Retail, parking and other                                 2,568            --             4            --         2,572
        Less: casino promotional allowances                      (4,091)           --            --            --        (4,091)
                                                             ----------    ----------    ----------    ----------    ----------
                Total Net Revenues                               63,720            --             4            --        63,724
                                                             ----------    ----------    ----------    ----------    ----------

Operating Expenses:
        Direct
                Casino                                           51,962            --            --            --        51,962
                Food and beverage                                 3,867            --            --            --         3,867
                Retail, parking and other                           967            --            --            --           967
        General and administrative                               20,250            95            54            --        20,399
        Depreciation and amortization                             7,601            --             1            --         7,602
        Equity in Subsidiary losses                                  --        32,029            --       (32,029)           --
                                                             ----------    ----------    ----------    ----------    ----------
                Total operating expenses                         84,647        32,124            55       (32,029)       84,797
                                                             ----------    ----------    ----------    ----------    ----------

Operating Income (Loss)                                         (20,927)      (32,124)          (51)       32,029       (21,073)

Other income (expenses):
        Interest expense, net of capitalized interest           (11,138)           --            --            --       (11,138)
        Interest and other income                                    85            --             1            --            86
                                                             ----------    ----------    ----------    ----------    ----------
                Total other income (expenses)                   (11,053)           --             1            --       (11,052)
                                                             ----------    ----------    ----------    ----------    ----------

Net Income (Loss)                                            $  (31,980)   $  (32,124)   $      (50)   $   32,029    $  (32,125)
                                                             ==========    ==========    ==========    ==========    ==========

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                               JAZZ         JCC
                                                              CASINO       HOLDING        GUARANTOR                   CONSOLIDATED
                                                             COMPANY       COMPANY      SUBSIDIARIES   ELIMINATIONS       TOTAL
                                                          ------------   ------------   ------------   ------------   ------------

Revenues:
        Casino                                            $    121,455   $         --   $         --   $         --   $    121,455
        Food and beverage                                       10,361             --             --             --         10,361
        Retail, parking and other                                5,593             --              5             --          5,598
        Less: casino promotional allowances                    (10,464)            --             --             --        (10,464)
                                                          ------------   ------------   ------------   ------------   ------------
                Total Net Revenues                             126,945             --              5             --        126,950
                                                          ------------   ------------   ------------   ------------   ------------

Operating Expenses:
        Direct
                Casino                                          89,721             --             --             --         89,721
                Food and beverage                                7,668             --             --             --          7,668
                Retail, parking and other                        2,127             --             --             --          2,127
        General and administrative                              39,774             75            106             --         39,955
        Depreciation and amortization                            5,651             --              2             --          5,653
        Equity in Subsidiary losses                                 --        (91,035)            --         91,035             --
                                                          ------------   ------------   ------------   ------------   ------------
                Total operating expenses                       144,941        (90,960)           108         91,035        145,124
                                                          ------------   ------------   ------------   ------------   ------------

Operating Income (Loss)                                        (17,996)        90,960           (103)       (91,035)       (18,174)

Reorganization Expenses                                       (101,029)            --             --             --       (101,029)

Other income (expenses):
        Interest expense, net of capitalized interest           (3,551)            --             --             --         (3,551)
        Interest and other income                                  266             --             --             --            266
                                                          ------------   ------------   ------------   ------------   ------------
                Total other income (expenses)                   (3,285)            --             --             --         (3,285)
                                                          ------------   ------------   ------------   ------------   ------------

Loss before extraordinary items:                              (122,310)        90,960           (103)       (91,035)      (122,488)

        Extraordinary gain on early extinguishment             213,448             --             --             --        213,448

                                                          ------------   ------------   ------------   ------------   ------------
Net Income (Loss)                                         $     91,138   $     90,960   $       (103)  $    (91,035)  $     90,960
                                                          ============   ============   ============   ============   ============

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                               JAZZ          JCC
                                                              CASINO       HOLDING        GUARANTOR                   CONSOLIDATED
                                                             COMPANY       COMPANY      SUBSIDIARIES   ELIMINATIONS       TOTAL
                                                          ------------   ------------   ------------   ------------   ------------
Revenues:
        Casino                                            $    118,760   $         --   $         --   $         --   $    118,760
        Food and beverage                                        9,991             --             --             --          9,991
        Retail, parking and other                                4,764             --              6             --          4,770
        Less: casino promotional allowances                     (8,819)            --             --             --         (8,819)
                                                          ------------   ------------   ------------   ------------   ------------
                Total Net Revenues                             124,696             --              6             --        124,702
                                                          ------------   ------------   ------------   ------------   ------------

Operating Expenses:
        Direct
                Casino                                         105,404             --             --             --        105,404
                Food and beverage                                7,717             --             --             --          7,717
                Retail, parking and other                        2,124             --             --             --          2,124
        General and administrative                              40,876            251            113             --         41,240
        Depreciation and amortization                           13,497             --              2             --         13,499
        Equity in Subsidiary losses                                 --         66,624             --        (66,624)            --
                                                          ------------   ------------   ------------   ------------   ------------
                Total operating expenses                       169,618         66,875            115        (66,624)       169,984
                                                          ------------   ------------   ------------   ------------   ------------

Operating Income (Loss)                                        (44,922)       (66,875)          (109)        66,624        (45,282)

Other income (expenses):
        Interest expense, net of capitalized interest          (21,805)            --             --             --        (21,805)
        Interest and other income                                  210             --              2             --            212
                                                          ------------   ------------   ------------   ------------   ------------
                Total other income (expenses)                  (21,595)            --              2             --        (21,593)
                                                          ------------   ------------   ------------   ------------   ------------

Net Income (Loss)                                         $    (66,517)  $    (66,875)  $       (107)  $     66,624   $    (66,875)
                                                          ============   ============   ============   ============   ============

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                             JAZZ CASINO  JCC HOLDING   GUARANTOR               CONSOLIDATED
                                                                COMPANY     COMPANY   SUBSIDIARIES ELIMINATIONS    TOTAL
                                                             ------------ ----------- ------------ ------------ ------------
Cash Flows From Operating Activities:
    Net income (loss)                                            $91,138   $90,960      $  (103)     $(91,035)    $90,960
    Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                              5,651        --            2           --        5,653
        Amortization of note discount                             90,884        --           --           --       90,884
        Extraordinary gain on early extinguishment of debt      (213,448)       --           --           --      (213,448)
        Deferred rent                                                292        --           --           --          292
        Provision for bad debts                                    1,057        --           --           --        1,057
        Equity in Subsidiary losses                                   --   (91,035)          --       91,035           --
    Changes in operating assets and liabilities:
        Accounts receivable                                        1,787        --            1           --        1,788
        Inventories                                                   36        --           --           --           36
        Prepaids and other assets                                    287        --         (103)          --          184
        Intercompany receivable/payable                             (309)       90          219           --           --
        Accounts payable - trade                                   1,123        --           --           --        1,123
        Accrued interest                                              --        --           --           --           --
        Accrued expenses                                           2,976       (16)          --           --        2,960
        Preconfirmation contingencies                                (21)       --           --           --          (21)
        Due to affiliates                                         12,918        --           --           --       12,918
        Other current liabilities                                   (325)       --           --           --         (325)
    Charges due to reorganization activities:
        Reorganization costs, excluding amortization of note
          discount of $90,314                                     10,715        --           --           --       10,715
        Payment of reorganization costs                           (8,926)       --           --           --       (8,926)
                                                                 -------   -------      -------      -------      -------
            Net cash flows provided by (used in) operating
              activities                                          (4,165)       (1)          16           --       (4,150)
                                                                 -------   -------      -------      -------      -------

Cash Flows From Investing Activities:
    Capital expenditures                                            (630)       --          (13)          --         (643)
    Increase in deferred charges and other assets                   (266)       --            2           --         (264)
                                                                 -------   -------      -------      -------      -------
            Net cash flows used in investing activities             (896)       --          (11)          --         (907)
                                                                 -------   -------      -------      -------      -------

Cash Flows From Financing Activities:
    Net short-term borrowings (repayments) from affiliate             --        --           --           --           --
    Net proceeds (repayments) of notes payable - affiliate         5,745        --           --           --        5,745
                                                                 -------   -------      -------      -------      -------
            Net cash flows provided by financing activities        5,745        --           --           --        5,745
                                                                 -------   -------      -------      -------      -------

Net increase (decrease) in cash and cash equivalents                 684        (1)           5           --          688

Cash and cash equivalents, beginning of period                    26,602        14           10           --       26,626

                                                                 -------   -------      -------      -------      -------
Cash and cash equivalents, end of period                         $27,286   $    13      $    15      $    --      $27,314
                                                                 =======   =======      =======      =======      =======

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                             JAZZ CASINO  JCC HOLDING    GUARANTOR               CONSOLIDATED
                                                               COMPANY      COMPANY    SUBSIDIARIES ELIMINATIONS     TOTAL
                                                             ------------ ------------ ------------ ------------ ------------
Cash Flows From Operating Activities:
   Net income (loss)                                           $ (66,517)  $ (66,875)  $    (107)    $  66,624   $ (66,875)
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
      Depreciation and amortization                               13,497          --           2            --      13,499
      Amortization of note discount                                2,515          --          --            --       2,515
      Amortization of unearned compensation                            6         104          --            --         110
      Deferred rent                                                  847          --          --            --         847
      Provision for bad debts                                        564          --          --            --         564
      Equity in Subsidiary losses                                     --      66,624          --       (66,624)         --
   Changes in operating assets and liabilities:
      Accounts receivable                                           (923)         --         (18)           --        (941)
      Inventories                                                   (136)         --          --            --        (136)
      Prepaids and other assets                                      399          --         (34)           --         365
      Intercompany receivable/payable                               (569)        235         334            --          --
      Accounts payable - trade                                       509          --         (40)           --         469
      Accrued interest                                            11,507          --          --            --      11,507
      Accrued expenses                                            (7,416)        (88)         --            --      (7,504)
      Preconfirmation contingencies                                 (826)         --          --            --        (826)
      Due to affiliates                                           14,176          --         (63)           --      14,113
      Other current liabilities                                     (105)         --          --            --        (105)
                                                               ---------   ---------   ---------     ---------   ---------
         Net cash flows provided by (used in)
           operating activities                                  (32,472)         --          74            --     (32,398)
                                                               ---------   ---------   ---------     ---------   ---------

Cash Flows From Investing Activities:
   Capital expenditures                                           (1,323)         --        (424)           --      (1,747)
   Increase in deferred charges and other assets                    (657)         --          --            --        (657)
                                                               ---------   ---------   ---------     ---------   ---------
         Net cash flows used in investing activities              (1,980)         --        (424)           --      (2,404)
                                                               ---------   ---------   ---------     ---------   ---------

Cash Flows From Financing Activities:
   Net short-term borrowings (repayments) from affiliate         (15,600)         --          --            --     (15,600)
   Net proceeds (repayments) of notes payable - affiliate         38,343          --         336            --      38,679
                                                               ---------   ---------   ---------     ---------   ---------
         Net cash flows provided by financing activities          22,743          --         336            --      23,079
                                                               ---------   ---------   ---------     ---------   ---------

Net decrease in cash and cash equivalents                        (11,709)         --         (14)           --     (11,723)

Cash and cash equivalents, beginning of period                    34,681           4           2            --      34,687
                                                               ---------   ---------   ---------     ---------   ---------
Cash and cash equivalents, end of period                       $  22,972   $       4   $     (12)    $      --   $  22,964
                                                               =========   =========   =========     =========   =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         As discussed in Note 7 to the Unaudited Condensed Consolidated Financial Statements, we have restated our Unaudited Condensed Consolidated Balance Sheet as of June 30, 2001 to reverse the quasi-reorganization adjustment originally recognized on March 31, 2001. The accompanying management's discussion and analysis should be read in light of that restatement.

OVERVIEW

         The following discussion and analysis of our financial position and operating results and our consolidated subsidiaries for the three and six months ended June 30, 2001 and 2000, updates, and should be read in conjunction with, Management's Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

RESULTS OF OPERATIONS

         TOTAL NET REVENUES. For the three months ended June 30, 2001, net revenues decreased $665,000 (or 1.0%), while net revenues for the six months ended June 30, 2001 increased by $2.2 million (or 1.8%) as compared to the same period in the previous year. The following table reflects the changes in revenues by category:

                                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                              INCREASE/(DECREASE)     INCREASE/(DECREASE)
                                              -------------------     -------------------
(IN THOUSANDS)                                   $          %             $         %
                                              -------   ---------     --------   --------

Revenues:
  Casino                                      $(170)      (0.3%)       $2,695        2.3%
  Food and beverage                             120        2.4%           370        3.7%
  Retail, parking and other                     273       10.6%           828       17.4%
  Less - casino promotional allowances          888       21.7%         1,645       18.6%
                                              -----                    ------
    Total Net Revenues                        $(665)      (1.0%)       $2,248        1.8%
                                              -----                    ------

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

         OPERATING EXPENSES. For the three and six months ended June 30, 2001, operating expenses decreased by $21.2 million (or 25.0%) and $24.9 million (or 14.6%), respectively, resulting in operating losses of $578,000 and $18.2 million, respectively. The following table reflects the changes in operating expenses by category:

                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                     INCREASE/(DECREASE)     INCREASE/(DECREASE)
                                     -------------------     -------------------
(IN THOUSANDS)                          $          %             $          %
                                     --------   --------     --------    --------

Operating Expenses:
  Direct:
    Casino                           $(15,201)   (29.3%)     $(15,683)   (14.9%)
    Food and beverage                     (48)    (1.2%)          (49)    (0.6%)
    Retail, parking and other             (97)   (10.0%)            3      0.1%
  General and administrative           (1,334)    (6.5%)       (1,285)    (3.1%)
  Depreciation and amortization        (4,480)   (58.9%)       (7,846)   (58.1%)
                                     --------                --------
    Total operating expenses         $(21,160)   (25.0%)     $(24,860)   (14.6%)
                                     --------                --------

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

         The Financial Accounting Standards Board has approved for issuance Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." Both statements were issued in June 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. We are evaluating the impact of the adoption of those standards and have not yet determined the effect of adoption on our financial position and results of operations.


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

                             JCC HOLDING COMPANY


Date: January 31, 2002       By: /s/ Paul D. Debban
                                 -----------------------------------------------
                                 Paul D. Debban, President
                                 (Principal Executive Officer of the Registrant)



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