Form 10-Q/A
period 2001-09-30
JCC HOLDING CO
filed 2002-01-31
CIK 1021352

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

                         Commission File Number 0-33007

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

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                               SEPTEMBER 30, 2001


                                      INDEX

                                                                                                PAGE
                                                                                               NUMBER
                                                                                               ------
SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS                                    2

PART I    FINANCIAL INFORMATION                                                                   2

          Item 1. Financial Statements                                                            3

          Condensed Consolidated Balance Sheets as of
              September 30, 2001 (Restated) and December 31, 2000 (Unaudited)                     3

          Condensed Consolidated Statements of Operations for the
              Three and Nine Months Ended September 30, 2001 and 2000 (Unaudited)                 4

          Condensed Consolidated Statements of Cash Flows for the
              Nine Months Ended September 30, 2001 and 2000 (Unaudited)                           5

          Notes to Condensed Consolidated Financial Statements (Unaudited)                        6

          Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                23

          Item 3. Quantitative and Qualitative Disclosures About Market Risk                     30

PART II OTHER INFORMATION                                                                        32

          Item 5. Other Information                                                              32

          Item 6. Exhibits and Reports on Form 8-K                                               32

SIGNATURES                                                                                       33

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

ITEM 1.  FINANCIAL STATEMENTS

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             SEPTEMBER 30, 2001
                                                           (RESTATED - SEE NOTE 7)  DECEMBER 31, 2000
                                                           -----------------------  -----------------
                          ASSETS

Current Assets:
   Cash and cash equivalents (includes restricted
        cash of $2,307 and $2,113, respectively)                 $     32,685         $     26,626
   Accounts receivable, net of allowance for doubtful
        accounts of $3,497 and $1,958, respectively                     3,135                6,272
   Inventories                                                            616                  685
   Prepaids and other assets                                            1,889                3,678
   Property available for sale                                          4,831                4,831
                                                                 ------------         ------------
           Total current assets                                        43,156               42,092
                                                                 ------------         ------------
Property and Equipment:
   Buildings on leased land                                           129,020              128,936
   Furniture, fixtures and equipment                                   28,200               22,492
   Property held for development                                       10,708               10,689
   Leasehold improvements                                                 284                  245
   Construction in progress                                               356                   89
                                                                 ------------         ------------
           Total                                                      168,568              162,451
Less - accumulated depreciation                                       (32,850)             (25,561)
                                                                 ------------         ------------
           Net property and equipment                                 135,718              136,890
                                                                 ------------         ------------
Other Assets:
   Deferred operating contract cost, net of accumulated
      amortization of $4,081 and $3,269, respectively                  24,724               25,536
   Lease prepayment, net of accumulated
      amortization of $1,016 and $816, respectively                     6,112                6,312
   Deferred charges and other, net of accumulated
      amortization of $2,130 and $1,567, respectively                  10,439               10,631
                                                                 ------------         ------------
           Total other assets                                          41,275               42,479
                                                                 ------------         ------------
           Total Assets                                          $    220,149         $    221,461
                                                                 ============         ============

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Short-term borrowings                                         $         --         $     23,250
   Accounts payable - trade                                             1,429                  844
   Accrued interest                                                     2,066                7,025
   Accrued expenses                                                    17,036               12,301
   Due to affiliates                                                    4,833               64,806
   Preconfirmation contingencies                                        3,064                2,212
   Other                                                                1,784                1,977
                                                                 ------------         ------------
           Total current liabilities                                   30,212              112,415
                                                                 ------------         ------------
Long-term debt, net of discount (including debt
      to affiliates of $42,800 and $31,947,
      respectively)                                                   103,207              396,412
Due to affiliates                                                       1,025               20,968
Other long-term liabilities                                               394                  339

Commitments and Contingencies
Stockholders' Equity (Deficit):
   Common Stock:
      Unclassified Common Stock (40,000 shares
          authorized; 12,386 shares issued and
          outstanding; par value $.01 per share)                          124                   --
      Class A Common Stock (20,000 shares authorized;
          5,778 shares issued and outstanding;
          par value $.01 per share)                                        --                   58
      Class B Common Stock (20,000 shares authorized;
          4,453 shares issued and outstanding; par
          value $.01 per share)                                            --                   45
   Additional paid-in capital                                         413,150              108,269
   Accumulated deficit                                               (327,963)            (417,045)
                                                                 ------------         ------------
          Total stockholders' equity (deficit)                         85,311             (308,673)
                                                                 ------------         ------------
          Total Liabilities and Stockholders'
             Equity (Deficit)                                    $    220,149         $    221,461
                                                                 ============         ============

See Notes to Condensed Consolidated Financial Statements.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                               ----------------------------    ----------------------------
                                                                   2001            2000            2001            2000
                                                               ------------    ------------    ------------    ------------
Revenues:
    Casino                                                     $     60,816    $     66,298    $    182,271    $    185,058
    Food and beverage                                                 5,819           5,351          16,180          15,342
    Retail, parking and other                                         2,708           2,403           8,306           7,173
    Less - casino promotional allowances                             (5,547)         (4,892)        (16,011)        (13,711)
                                                               ------------    ------------    ------------    ------------
        Total Net Revenues                                           63,796          69,160         190,746         193,862
                                                               ------------    ------------    ------------    ------------

Operating Expenses:
    Direct:
        Casino                                                       36,405          53,418         126,126         158,822
        Food and beverage                                             4,022           4,195          11,690          11,912
        Retail, parking and other                                       919             871           3,046           2,995
    General and administrative                                       18,660          24,182          58,615          65,422
    Depreciation and amortization                                     3,169           6,110           8,822          19,609
                                                               ------------    ------------    ------------    ------------
        Total operating expenses                                     63,175          88,776         208,299         258,760
                                                               ------------    ------------    ------------    ------------

Operating Income (Loss)                                                 621         (19,616)        (17,553)        (64,898)
                                                               ------------    ------------    ------------    ------------

Reorganization Expenses                                                  --              --        (101,029)             --

Other income (expense):
    Interest expense, net of capitalized interest                    (2,632)        (11,822)         (6,183)        (33,627)
    Interest and other income                                           137              83             403             295
                                                               ------------    ------------    ------------    ------------
        Total other income (expense)                                 (2,495)        (11,739)         (5,780)        (33,332)
                                                               ------------    ------------    ------------    ------------

Loss Before Extraordinary Item:                                      (1,874)        (31,355)       (124,362)        (98,230)

    Extraordinary gain on early extinguishment of debt                   --              --         213,448              --
                                                               ------------    ------------    ------------    ------------
Net Income (Loss)                                              $     (1,874)   $    (31,355)   $     89,086    $    (98,230)
                                                               ============    ============    ============    ============

Per Share Data:
    Loss before extraordinary item                             $      (0.15)   $      (3.06)   $     (10.04)   $      (9.66)

        Extraordinary gain on early extinguishment of debt               --              --    $      17.23)             --
                                                               ------------    ------------    ------------    ------------
    Basic Net Income (Loss)                                    $      (0.15)   $      (3.06)   $       7.19    $      (9.66)
                                                               ============    ============    ============    ============

    Weighted Average Shares Outstanding                          12,386,200      10,235,188      12,386,200      10,163,715
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

         Subsequent to the issuance of our Unaudited Condensed Consolidated Financial Statements as of and for the three and nine-month periods ended September 30, 2001, and considering recent discussions with the staff of the Securities and Exchange Commission, it was determined that we did not meet all of the conditions necessary to effect a quasi-reorganization, and that the quasi-reorganization adjustment should be reversed. Our board of directors has approved such reversal. Accordingly, the accompanying financial statements as of and for the three and nine-month periods ended September 30, 2001 have been restated from the amounts previously reported to increase the additional paid-in capital by $322.1 million and reinstate the accumulated deficit balance by the same amount. The restatement does not affect loss before extraordinary items, net income (loss) or net income(loss) per share.

         A summary of the significant effects of the restatement is as follows:

                                                         AS PREVIOUSLY         AS
(IN THOUSANDS)                                              REPORTED        RESTATED
                                                         -------------    ------------
STOCKHOLDERS' EQUITY AT SEPTEMBER 30, 2001:
      Common stock                                        $        124    $        124
      Additional paid-in capital                                91,098         413,150
      Accumulated deficit                                       (5,911)       (327,963)
                                                          ------------    ------------
             Total stockholders' equity                   $     85,311    $     85,311
                                                          ============    ============


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

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        JAZZ CASINO    JCC HOLDING     GUARANTOR                      CONSOLIDATED
                                                          COMPANY        COMPANY      SUBSIDIARIES    ELIMINATIONS        TOTAL
                                                        -----------    -----------    ------------    ------------    ------------
                        ASSETS
Current Assets:
   Cash and cash equivalents                            $    32,654    $        13    $         18    $         --    $     32,685
   Accounts receivable, net of allowance
      for doubtful accounts                                   3,135             --              --              --           3,135
   Intercompany receivables                                   2,092             --              --          (2,092)             --
   Inventories                                                  616             --              --              --             616
   Prepaids and other assets                                  1,838             --              51              --           1,889
   Property available for sale                                   --             --           4,831              --           4,831
                                                        -----------    -----------    ------------    ------------    ------------
      Total current assets                                   40,335             13           4,900          (2,092)         43,156
                                                        -----------    -----------    ------------    ------------    ------------

Property and Equipment:
   Buildings on leased land                                 129,020             --              --              --         129,020
   Furniture, fixtures and equipment                         28,200             --              --              --          28,200
   Property held for development                                 --             --          10,708              --          10,708
   Leasehold improvements                                       284             --              --              --             284
   Construction in progress                                     329             --              27              --             356
                                                        -----------    -----------    ------------    ------------    ------------
      Total                                                 157,833             --          10,735              --         168,568
   Less - accumulated depreciation                          (32,850)            --              --              --         (32,850)
                                                        -----------    -----------    ------------    ------------    ------------
      Net property and equipment                            124,983             --          10,735              --         135,718
                                                        -----------    -----------    ------------    ------------    ------------

Other Assets:
   Deferred operating contract cost, net
      of accumulated amortization                            24,724             --              --              --          24,724
   Lease prepayment, net of accumulated
      amortization                                            6,112             --              --              --           6,112
   Deferred charges and other, net of
      accumulated amortization                               10,400             --              39              --          10,439
   Investment in Subsidiary                                      --         86,201              --         (86,201)             --
                                                        -----------    -----------    ------------    ------------    ------------
      Total other assets                                     41,236         86,201              39         (86,201)         41,275
                                                        -----------    -----------    ------------    ------------    ------------
                       TOTAL ASSETS                     $   206,554    $    86,214    $     15,674    $    (88,293)   $    220,149
                                                        ===========    ===========    ============    ============    ============

      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Accounts payable - trade                             $     1,429    $        --    $         --    $         --    $      1,429
   Accrued interest                                           2,066             --              --              --           2,066
   Accrued expenses                                          17,012             23               1              --          17,036
   Due to affiliates                                          4,833             --              --              --           4,833
   Intercompany payables                                         --            879           1,214          (2,093)             --
   Preconfirmation contingencies                              3,064             --              --              --           3,064
   Other                                                      1,783              1              --              --           1,784
                                                        -----------    -----------    ------------    ------------    ------------
     Total current liabilities                               30,187            903           1,215          (2,093)         30,212
                                                        -----------    -----------    ------------    ------------    ------------

Long-Term Debt, net of discount                             103,207             --              --              --         103,207

Due to affiliates                                             1,025             --              --              --           1,025
Other long-term liabilities                                     394             --              --              --             394

Commitments and Contingencies

Stockholders' Equity (Deficit):
   Common Stock:
       Unclassified common stock (40,000 shares
          authorized; 12,386 shares issued and
          outstanding; par value $.01 per share)                 --            124              --              --             124

   Additional paid-in capital                               398,149        413,150          14,866        (413,015)        413,150


   Member capital                                                 1             --              --              (1)             --


   Accumulated deficit                                     (326,409)      (327,963)           (407)        326,816        (327,963)
                                                        -----------    -----------    ------------    ------------    ------------
       Total stockholders' equity (deficit)                  71,741         85,311          14,459         (86,200)         85,311
                                                        -----------    -----------    ------------    ------------    ------------
       TOTAL LIABILITIES AND  STOCKHOLDERS'
         EQUITY (DEFICIT)                               $   206,554    $    86,214    $     15,674    $    (88,293)   $    220,149
                                                        ===========    ===========    ============    ============    ============

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2000
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         JAZZ CASINO   JCC HOLDING    GUARANTOR                    CONSOLIDATED
                                                           COMPANY       COMPANY     SUBSIDIARIES   ELIMINATIONS       TOTAL
                                                         -----------   -----------   ------------   ------------   ------------
                        ASSETS
Current Assets:
   Cash and cash equivalents                             $    26,602   $        14   $         10   $         --   $     26,626
   Accounts receivable, net of allowance
     for doubtful accounts                                     6,271            --              1             --          6,272
   Intercompany receivables                                    1,746            --             --         (1,746)            --
   Inventories                                                   685            --             --             --            685
   Prepaids and other assets                                   3,678            --             --             --          3,678
   Property available for sale                                    --            --          4,831             --          4,831
                                                         -----------   -----------   ------------   ------------   ------------
         Total current assets                                 38,982            14          4,842         (1,746)        42,092
                                                         -----------   -----------   ------------   ------------   ------------

Property and Equipment:
   Buildings on leased land                                  128,936            --             --             --        128,936
   Furniture, fixtures and equipment                          22,492            --             --             --         22,492
   Property held for development                                  --            --         10,689             --         10,689
   Leasehold improvements                                        245            --             --             --            245
   Construction in progress                                       62            --             27             --             89
                                                         -----------   -----------   ------------   ------------   ------------
         Total                                               151,735            --         10,716             --        162,451
   Less - accumulated depreciation                           (25,561)           --             --             --        (25,561)
                                                         -----------   -----------   ------------   ------------   ------------
         Net property and equipment                          126,174            --         10,716             --        136,890
                                                         -----------   -----------   ------------   ------------   ------------
Other Assets:
   Deferred operating contract cost,
     net of accumulated amortization                          25,536            --             --             --         25,536
   Lease prepayment, net of accumulated amortization           6,312            --             --             --          6,312
   Deferred charges and other, net of accumulated
     amortization                                             10,589            --             42             --         10,631
                                                         -----------   -----------   ------------   ------------   ------------
         Total other assets                                   42,437            --             42             --         42,479
                                                         -----------   -----------   ------------   ------------   ------------
                        TOTAL ASSETS                     $   207,593   $        14   $     15,600   $     (1,746)  $    221,461
                                                         ===========   ===========   ============   ============   ============

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Short-term borrowings                                 $    23,250   $        --   $         --   $         --   $     23,250
   Accounts payable - trade                                      844            --             --             --            844
   Accrued inter est                                           7,025            --             --             --          7,025
   Accrued expenses                                           12,270            30              1             --         12,301
   Due to affiliates                                          64,806            --             --             --         64,806
   Intercompany payables                                          --           758            988         (1,746)            --
   Preconfirmation contingencies                               2,212            --             --             --          2,212
   Other                                                       1,977            --             --             --          1,977
                                                         -----------   -----------   ------------   ------------   ------------
         Total current liabilities                           112,384           788            989         (1,746)       112,415
                                                         -----------   -----------   ------------   ------------   ------------

Long-Term Debt, net of discount                              394,759            --          1,653             --        396,412

Due to affiliates                                             20,943            --             25             --         20,968
Other long-term liabilities                                      339            --             --             --            339
Investment in subsidiaries                                                 307,900                      (307,900)            --

Commitments and Contingencies

Stockholders' Equity (Deficit):
   Common Stock:
      Unclassified common stock (40,000 shares
         authorized;none issued and outstanding;
         par value $.01 per share)                                --            --             --             --             --
      Class A common stock (20,000 shares
         authorized; 5,778 shares issued and
         outstanding; par value $.01 per share                    --            58             --             --             58
      Class B common stock (20,000 shares authorized;
         4,453 shares issued and outstanding; par
         value $.01 per share)                                    --            45             --             --             45
   Additional paid-in capital                                 94,925       108,269         13,186       (108,111)       108,269
   Member capital                                                  1            --             --             (1)            --
   Retained earnings (Accumulated deficit)                  (415,758)     (417,046)          (253)       416,012       (417,045)
                                                         -----------   -----------   ------------   ------------   ------------
         Total stockholders' equity (deficit)               (320,832)     (308,674)        12,933        307,900       (308,673)
                                                         -----------   -----------   ------------   ------------   ------------
         TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY (DEFICIT)                              $   207,593   $        14   $     15,600   $     (1,746)  $    221,461
                                                         ===========   ===========   ============   ============   ============

                               JCC HOLDING COMPANY
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                       JAZZ CASINO   JCC HOLDING    GUARANTOR                    CONSOLIDATED
                                                         COMPANY       COMPANY     SUBSIDIARIES   ELIMINATIONS       TOTAL
                                                       -----------   -----------   ------------   ------------   ------------
Revenues:
     Casino                                            $    60,816   $        --   $         --   $         --   $     60,816
     Food and beverage                                       5,819            --             --             --          5,819
     Retail, parking and other                               2,704            --              4             --          2,708
     Less: casino promotional allowances                    (5,547)           --             --             --         (5,547)
                                                       -----------   -----------   ------------   ------------   ------------
          Total Net Revenues                                63,792            --              4             --         63,796
                                                       -----------   -----------   ------------   ------------   ------------

Operating Expenses:
     Direct
          Casino                                            36,405            --             --             --         36,405
          Food and beverage                                  4,022            --             --             --          4,022
          Retail, parking and other                            919            --             --             --            919
     General and administrative                             18,571            39             50             --         18,660
     Depreciation and amortization                           3,167            --              2             --          3,169
     Equity in Subsidiary Losses                                --         1,835             --         (1,835)            --
                                                       -----------   -----------   ------------   ------------   ------------
          Total operating expenses                          63,084         1,874             52         (1,835)        63,175
                                                       -----------   -----------   ------------   ------------   ------------

Operating Income (Loss)                                        708        (1,874)           (48)         1,835            621
                                                       -----------   -----------   ------------   ------------   ------------

Reorganization Expenses                                         --            --             --             --             --

Other income (expenses):
     Interest expense, net of capitalized interest          (2,632)           --             --             --         (2,632)
     Interest and other income                                 137            --             --             --            137
                                                       -----------   -----------   ------------   ------------   ------------
          Total other income (expenses)                     (2,495)           --             --             --         (2,495)
                                                       -----------   -----------   ------------   ------------   ------------

Net Income (Loss)                                      $    (1,787)  $    (1,874)  $        (48)  $      1,835   $     (1,874)
                                                       ===========   ===========   ============   ============   ============

                               JCC HOLDING COMPANY
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                       JAZZ CASINO   JCC HOLDING    GUARANTOR                    CONSOLIDATED
                                                         COMPANY       COMPANY     SUBSIDIARIES   ELIMINATIONS       TOTAL
                                                       -----------   -----------   ------------   ------------   ------------
Revenues:
     Casino                                            $    66,298   $        --   $         --   $         --   $     66,298
     Food and beverage                                       5,351            --             --             --          5,351
     Retail, parking and other                               2,401            --              2             --          2,403
     Less: casino promotional allowances                    (4,892)           --             --             --         (4,892)
                                                       -----------   -----------   ------------   ------------   ------------
          Total Net Revenues                                69,158            --              2             --         69,160
                                                       -----------   -----------   ------------   ------------   ------------

Operating Expenses:
     Direct
          Casino                                            53,418            --             --             --         53,418
          Food and beverage                                  4,195            --             --             --          4,195
          Retail, parking and other                            861            --             10             --            871
     General and administrative                             24,045           120             17             --         24,182
     Depreciation and amortization                           6,108            --              2             --          6,110
     Equity in Subsidiary Losses                                --        31,235             --        (31,235)            --
                                                       -----------   -----------   ------------   ------------   ------------
          Total operating expenses                          88,627        31,355             29        (31,235)        88,776
                                                       -----------   -----------   ------------   ------------   ------------

Operating Income (Loss)                                    (19,469)      (31,355)           (27)        31,235        (19,616)
                                                       -----------   -----------   ------------   ------------   ------------

Other income (expenses):
     Interest expense, net of capitalized interest         (11,822)           --             --             --        (11,822)
     Interest and other income                                  83            --             --             --             83
                                                       -----------   -----------   ------------   ------------   ------------
          Total other income (expenses)                    (11,739)           --             --             --        (11,739)
                                                       -----------   -----------   ------------   ------------   ------------

Net Income (Loss)                                      $   (31,208)  $   (31,355)  $        (27)  $     31,235   $    (31,355)
                                                       ===========   ===========   ============   ============   ============

                               JCC HOLDING COMPANY
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                       JAZZ CASINO   JCC HOLDING    GUARANTOR                    CONSOLIDATED
                                                         COMPANY       COMPANY     SUBSIDIARIES   ELIMINATIONS       TOTAL
                                                       -----------   -----------   ------------   ------------   ------------
Revenues:
     Casino                                            $   182,271   $        --   $         --   $         --   $    182,271
     Food and beverage                                      16,180            --             --             --         16,180
     Retail, parking and other                               8,297            --              9             --          8,306
     Less: casino promotional allowances                   (16,011)           --             --             --        (16,011)
                                                       -----------   -----------   ------------   ------------   ------------
         Total Net Revenues                                190,737            --              9             --        190,746
                                                       -----------   -----------   ------------   ------------   ------------

Operating Expenses:
     Direct
         Casino                                            126,126            --             --             --        126,126
         Food and beverage                                  11,690            --             --             --         11,690
         Retail, parking and other                           3,046            --             --             --          3,046
     General and administrative                             58,346           113            156             --         58,615
     Depreciation and amortization                           8,818            --              4             --          8,822
     Equity in Subsidiary Income                                --       (89,200)            --         89,200             --
                                                       -----------   -----------   ------------   ------------   ------------
         Total operating expenses                          208,026       (89,087)           160         89,200        208,299
                                                       -----------   -----------   ------------   ------------   ------------

Operating Income (Loss)                                    (17,289)       89,087           (151)       (89,200)       (17,553)
                                                       -----------   -----------   ------------   ------------   ------------

Reorganization Expenses                                   (101,029)           --             --             --       (101,029)

Other income (expenses):
     Interest expense, net of capitalized interest          (6,183)           --             --             --         (6,183)
     Interest and other income                                 403            --             --             --            403
                                                       -----------   -----------   ------------   ------------   ------------
         Total other income (expenses)                      (5,780)           --             --             --         (5,780)
                                                       -----------   -----------   ------------   ------------   ------------

Loss before extraordinary items:                          (124,098)       89,087           (151)       (89,200)      (124,362)

     Extraordinary gain on early extinguishment            213,448            --             --             --        213,448
                                                       -----------   -----------   ------------   ------------   ------------
Net Income (Loss)                                      $    89,350   $    89,087   $       (151)  $    (89,200)  $     89,086
                                                       ===========   ===========   ============   ============   ============

                               JCC HOLDING COMPANY
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                       JAZZ CASINO   JCC HOLDING    GUARANTOR                    CONSOLIDATED
                                                         COMPANY       COMPANY     SUBSIDIARIES   ELIMINATIONS       TOTAL
                                                       -----------   -----------   ------------   ------------   ------------
Revenues:
     Casino                                            $   185,058   $        --   $         --   $         --   $    185,058
     Food and beverage                                      15,342            --             --             --         15,342
     Retail, parking and other                               7,165            --              8             --          7,173
     Less: casino promotional allowances                   (13,711)           --             --             --        (13,711)
                                                       -----------   -----------   ------------   ------------   ------------
          Total Net Revenues                               193,854            --              8             --        193,862
                                                       -----------   -----------   ------------   ------------   ------------

Operating Expenses:
     Direct
          Casino                                           158,822            --             --             --        158,822
          Food and beverage                                 11,912            --             --             --         11,912
          Retail, parking and other                          2,985            --             10             --          2,995
     General and administrative                             64,921           371            130             --         65,422
     Depreciation and amortization                          19,605            --              4             --         19,609
     Equity in Subsidiary Losses                                --        97,859             --        (97,859)            --
                                                       -----------   -----------   ------------   ------------   ------------
          Total operating expenses                         258,245        98,230            144        (97,859)       258,760
                                                       -----------   -----------   ------------   ------------   ------------

Operating Income (Loss)                                    (64,391)      (98,230)          (136)        97,859        (64,898)
                                                       -----------   -----------   ------------   ------------   ------------

Other income (expenses):
     Interest expense, net of capitalized interest         (33,627)           --             --             --        (33,627)
     Interest and other income                                 293            --              2             --            295
                                                       -----------   -----------   ------------   ------------   ------------
          Total other income (expenses)                    (33,334)           --              2             --        (33,332)
                                                       -----------   -----------   ------------   ------------   ------------

Net Income (Loss)                                      $   (97,725)  $   (98,230)  $       (134)  $     97,859   $    (98,230)
                                                       ===========   ===========   ============   ============   ============

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                             JAZZ CASINO   JCC HOLDING    GUARANTOR                    CONSOLIDATED
                                                               COMPANY       COMPANY     SUBSIDIARIES   ELIMINATIONS       TOTAL
                                                             -----------   -----------   ------------   ------------   ------------
Cash Flows From Operating Activities:
     Net income (loss)                                       $    89,350   $    89,087   $       (151)  $    (89,200)  $     89,086
     Adjustments to reconcile net income (loss)
         to net cash provided by (used in)
         operating activities:
         Depreciation and amortization                             8,818            --              4             --          8,822
         Amortization of note discount                            91,431            --             --             --         91,431
         Extraordinary gain on early extinguishment
           of debt                                              (213,448)           --             --             --       (213,448)
         Deferred rent                                               288            --             --             --            288
         Provision for bad debts                                   1,901            --             --             --          1,901
         Equity in Subsidiary losses                                  --       (89,200)            --         89,200             --
     Changes in operating assets and liabilities:
         Accounts receivable                                       1,235            --              1             --          1,236
         Inventories                                                  69            --             --             --             69
         Prepaids and other assets                                 1,839            --            (50)            --          1,789
         Intercompany receivable/payable                            (347)          121            226             --             --
         Accounts payable - trade                                    584            --             --             --            584
         Accrued interest                                          2,066            --             --             --          2,066
         Accrued expenses                                          4,744            (9)            --             --          4,735
         Preconfirmation contingencies                               (38)           --             --             --            (38)
         Due to affiliates                                        13,911            --             --             --         13,911
         Other current liabilities                                  (193)           --             --             --           (193)
     Payment of liabilities subject to compromise due to
         reorganization activities:
         Reorganization costs, excluding amortization of
            note discount of $90,314                              10,715            --             --             --         10,715
         Payment of reorganization costs                          (9,824)           --             --             --         (9,824)
                                                             -----------   -----------   ------------   ------------   ------------
            Net cash flows provided by (used in)
               operating activities                                3,101            (1)            30             --          3,130
                                                             -----------   -----------   ------------   ------------   ------------

Cash Flows From Investing Activities:
     Capital expenditures                                         (2,423)           --            (22)            --         (2,445)
     Increase in deferred charges and other assets                  (371)           --             --             --           (371)
                                                             -----------   -----------   ------------   ------------   ------------
            Net cash flows used in investing activities           (2,794)           --            (22)            --         (2,816)
                                                             -----------   -----------   ------------   ------------   ------------

Cash Flows From Financing Activities:
     Proceeds from notes payable - affiliate                       5,745            --             --             --          5,745
                                                             -----------   -----------   ------------   ------------   ------------
            Net cash flows provided by financing activities        5,745            --             --             --          5,745
                                                             -----------   -----------   ------------   ------------   ------------

Net increase (decrease) in cash and cash equivalents               6,052            (1)             8             --          6,059

Cash and cash equivalents, beginning of period                    26,602            14             10             --         26,626
                                                             -----------   -----------   ------------   ------------   ------------
Cash and cash equivalents, end of period                     $    32,654   $        13   $         18   $         --   $     32,685
                                                             ===========   ===========   ============   ============   ============

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Nine Months Ended September 30, 2000
                                   (Unaudited)
                                 (In thousands)

                                                              JAZZ CASINO   JCC HOLDING    GUARANTOR                   CONSOLIDATED
                                                                COMPANY       COMPANY     SUBSIDIARIES   ELIMINATIONS     TOTAL
                                                              -----------   -----------   ------------   ------------  ------------

Cash Flows From Operating Activities:
  Net income (loss)                                           $   (97,725)  $   (98,230)  $      (134)   $     97,859  $    (98,230)
  Adjustments to reconcile net income
      (loss) to net cash provided by
      (used in) operating activities:
      Depreciation and amortization                                19,605            --             4              --        19,609
      Amortization of note discount                                 3,862            --            --              --         3,862
      Amortization of unearned compensation                            38           126            --              --           164
      Deferred rent                                                 1,270            --            --              --         1,270
      Provision for bad debts                                         995            --            --              --           995
      Write down of assets to be disposed of                        1,600            --            --              --         1,600
      Equity in Subsidiary losses                                      --        97,859            --         (97,859)           --
  Changes in operating assets and liabilities:
      Accounts receivable                                          (4,627)          (10)           --              --        (4,637)
      Inventories                                                    (351)           --            --              --          (351)
      Prepaids and other assets                                       684            --           (17)             --           667
      Intercompany receivable/payable                                (577)          285           292              --            --
      Accounts payable - trade                                      1,410            --           (30)             --         1,380
      Accrued interest                                             13,151            --            24              --        13,175
      Accrued expenses                                             (5,777)          (30)           --              --        (5,807)
      Preconfirmation contingencies                                  (838)           --            --              --          (838)
      Due to affiliates                                            23,640            --           (86)             --        23,554
      Other current liabilities                                       226            --            --              --           226
                                                              -----------   -----------   -----------    ------------  ------------
          Net cash flows provided by
           (used in) operating activities                         (43,414)           --            53              --       (43,361)
                                                              -----------   -----------   -----------    ------------  ------------

Cash Flows From Investing Activities:
  Capital expenditures                                               (645)           --          (461)             --        (1,106)
  Increase in deferred charges and other assets                      (974)           --             1              --          (973)
                                                              -----------   -----------   -----------    ------------  ------------
          Net cash flows used in investing activities              (1,619)           --          (460)             --        (2,079)
                                                              -----------   -----------   -----------    ------------  ------------

Cash Flows From Financing Activities:
  Repayments of short-term borrowings - affiliate                 (10,350)           --            --              --       (10,350)
  Proceeds from notes payable - affiliate                          45,127            --           412              --        45,539
                                                              -----------   -----------   -----------    ------------  ------------
          Net cash flows provided by financing activities          34,777            --           412              --        35,189
                                                              -----------   -----------   -----------    ------------  ------------

Net increase (decrease) in cash and cash equivalents              (10,256)           --             5              --       (10,251)

Cash and cash equivalents, beginning of period                     34,681             4             2              --        34,687
                                                              -----------   -----------   -----------    ------------  ------------
Cash and cash equivalents, end of period                      $    24,425   $         4   $         7    $         --  $     24,436
                                                              ===========   ===========   ===========    ============  ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         As discussed in Note 7 to the Unaudited Condensed Consolidated Financial Statements, we have restated our Unaudited Condensed Consolidated Balance Sheet as of September 30, 2001 to reverse the quasi-reorganization adjustment originally recognized on March 31, 2001. The accompanying management's discussion and analysis should be read in light of that restatement.

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

RESULTS OF OPERATIONS

         TOTAL NET REVENUES. For the three months ended September 30, 2001, net revenues decreased $5.4 million (or 7.8%), while net revenues for the nine months ended September 30, 2001 decreased by $3.1 million (or 1.6%) as compared to the same period in the previous year. The following table reflects the changes in revenues by category:

                                             THREE MONTHS ENDED       NINE MONTHS ENDED
                                            INCREASE/ (DECREASE)     INCREASE/ (DECREASE)
                                           ----------------------   ----------------------
(IN THOUSANDS)                                 $           %            $           %
                                           ----------  ----------   ----------  ----------

Revenues:
  Casino                                   $ (5,482)       (8.3)%   $ (2,787)       (1.5)%
  Food and beverage                             468         8.7%         838         5.5%
  Retail, parking and other                     305        12.7%       1,133        15.8%
  Less - casino promotional allowances          656        13.4%       2,300        16.8%
                                           --------                 --------
      Total Net Revenues                   $ (5,365)       (7.8)%   $ (3,116)       (1.6)%
                                           --------                 --------

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

         OPERATING EXPENSES. For the three and nine months ended September 30, 2001, operating expenses decreased by $25.6 million (or 28.8%) and $50.5 million (or 19.5%), respectively, resulting in operating income of $621,000 for the quarter and an operating loss of $17.6 million for the nine months ended September 30, 2001. The following table reflects the changes in operating expenses by category:

                                             THREE MONTHS ENDED       NINE MONTHS ENDED
                                            INCREASE/ (DECREASE)     INCREASE/ (DECREASE)
                                           ----------------------   ----------------------
(IN THOUSANDS)                                 $           %            $           %
                                           ----------  ----------   ----------  ----------

Operating Expenses:
  Direct:
  Casino                                   $ (17,013)    (31.8)%    $ (32,696)    (20.6)%
    Food and beverage                           (174)     (4.1)%         (222)     (1.9)%
    Retail, parking and other                     48       5.5%            51       1.7%
  General and administrative                  (5,521)    (22.8)%       (6,807)    (10.4)%
  Depreciation and amortization               (2,941)    (48.1)%      (10,787)    (55.0)%
                                           ---------                ---------
    Total operating expenses               $ (25,601)    (28.8)%    $ (50,461)    (19.5)%
                                           =========                =========

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