Form 10-K
period 2001-12-31
JCC HOLDING CO
filed 2002-03-14
CIK 1021352

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-33007

                               JCC HOLDING COMPANY
             (Exact name of registrant as specified in its charter)


             Delaware                                  62-1650470
             --------                                  ----------
   (State or other jurisdiction                      (IRS employer
         of incorporation)                       identification number)

                                 ONE CANAL PLACE
                           365 CANAL STREET, SUITE 900
                          NEW ORLEANS, LOUISIANA 70130
                          ----------------------------
                    (Address of principal executive offices)


                                 (504) 533-6000
                         (Registrant's telephone number)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

    TITLE OF EACH CLASS                              NAME OF EACH EXCHANGE ON
                                                     WHICH REGISTERED
--------------------------------------------------------------------------------
    Common Stock, par value $0.01 per share          OTC Bulletin Board


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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the Common Stock held by non-affiliates of the registrant was $6,665,234 at March 1, 2002, based on the closing sale price of $2.00 per share for the Common Stock on such date on the Over-the-Counter Bulletin Board trading system.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ].

         As of March 1, 2002, the number of shares of our Common Stock outstanding was 12,386,200.

         On March 19, 2001 the United States Bankruptcy Court for the Eastern District of Louisiana confirmed our Plan of Reorganization (the "Plan of Reorganization") which, among other things, resulted in the elimination of all of our outstanding shares of class A common stock and class B common stock upon the effective date of the Plan of Reorganization, which was March 29, 2001. A copy of the Plan of Reorganization was filed on March 29, 2001, with the SEC as part of our Form 8-K filing concerning the approval of the bankruptcy proceeding (which filing is incorporated herein by reference).

                       DOCUMENTS INCORPORATED BY REFERENCE

         Specifically identified portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on April 25, 2002, are incorporated by reference in Part III.

                               JCC HOLDING COMPANY

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS



 ITEM                                                                                                 PAGE
NUMBER                                                                                               NUMBER
------                                                                                               ------

                                                    PART I

   ITEM 1.      DESCRIPTION OF THE BUSINESS..............................................................4

   ITEM 2.      PROPERTIES..............................................................................16

   ITEM 3.      LEGAL PROCEEDINGS.......................................................................17

   ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................17


                                                    PART II

   ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...............17

   ITEM 6.      SELECTED FINANCIAL DATA.................................................................19

   ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS...........................................................................20

   ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................33

   ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................33

   ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                DISCLOSURE..............................................................................72


                                                   PART III

   ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................................72

   ITEM 11.     EXECUTIVE COMPENSATION..................................................................72

   ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..........................72

   ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................72


                                                    PART IV

   ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.........................72

                                     PART I

ITEM 1. DESCRIPTION OF THE BUSINESS.

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         This annual report of JCC Holding Company ("JCC Holding") on Form 10-K includes forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including in particular the statements about (1) our plans, objectives, expectations and prospects, (2) the development of non-gaming entertainment space on the second floor of the casino in New Orleans, Louisiana and of various adjacent properties for entertainment and other uses supporting the casino, and (3) the development and implementation of a plan for expanded buffet and dining facilities and other amenities for our patrons to the extent now permitted by applicable restrictions. In particular, such statements appear under the heading "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this document. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions identify forward-looking statements. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by such forward-looking statements are reasonable, such statements involve uncertainties and risks, and we cannot be certain that such plans, objectives, expectations and prospects will be achieved. Important factors that could cause actual results to differ materially from the results anticipated by the forward-looking statements include such matters as:

         o our ability to achieve sufficient revenues under our Plan of Reorganization to meet our reduced but continuing obligations to the State of Louisiana, the City of New Orleans and our various other creditors, including, in particular, our minimum required annual payment to the State of Louisiana in the amount of the greater of (i) $50 million (increased to $60 million beginning April 1, 2002 and continuing for each casino operating contract fiscal year thereafter during the term of the casino operating contract) or (ii) the sum of a sliding scale of gross gaming revenues that begins at 21.5% for gross gaming revenues up to $500 million and escalates to a high of 29% for revenues in excess of $900 million.

         o our ability to compete successfully with riverboat gaming operations in our market area which are now permitted to remain dockside without the requirement of periodically traveling offshore; and

         o our ability to develop a sufficiently effective marketing plan to succeed in operating in a weakened national economy, a weakened convention and leisure travel market and an increasingly competitive local and regional gaming marketplace in which we also compete with other entertainment alternatives.

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

                                   THE COMPANY

GENERAL

         We are a casino and entertainment company. We operate a land-based casino entertainment facility (the "Casino") in downtown New Orleans, Louisiana, which opened for business on October 28, 1999, at the foot of Canal and Poydras Streets on the site of New Orleans' former Rivergate convention center. Pursuant to a casino operating contract dated October 30, 1998 among Jazz Casino Company, L.L.C. which operates the Casino, Harrah's Jazz Company (now dissolved) and the State of Louisiana, through the Louisiana Gaming Control Board, we were granted the exclusive right to operate the Casino in Orleans Parish.

         JCC Holding was incorporated on August 20, 1996, in anticipation of assuming the business formerly owned by Harrah's Jazz Company, which had filed for bankruptcy in November 1995. We conduct business through our wholly-owned subsidiaries, Jazz Casino Company, L.L.C., a Louisiana limited liability company ("Jazz Casino"), JCC Development Company, L.L.C., a Louisiana limited liability company ("JCC Development"), JCC Canal Development, L.L.C., a Louisiana limited liability company ("Canal Development"), and JCC Fulton

Development, L.L.C., a Louisiana limited liability company ("Fulton Development"). We filed for bankruptcy protection in January 2001 and emerged in March 2001, as further described immediately below. Except as otherwise noted, for purposes of this report, the words "we," "us" and "our" refer to JCC Holding Company together with each of its subsidiaries. Our principal executive offices are located at One Canal Place, 365 Canal Street, Suite 900, New Orleans, Louisiana 70130, and our telephone number is (504) 533-6000.

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

         The bankruptcy petitions were filed in order to give us the opportunity to restructure our debt and other obligations. Our Plan of Reorganization filed with the Bankruptcy Court on February 8, 2001, set forth the means for satisfying claims, including reductions of our liabilities subject to compromise, and cancellation of equity interests in JCC Holding. The Plan of Reorganization was approved by the Bankruptcy Court on March 19, 2001 and was effective March 29, 2001. Consummation of this plan resulted in, among other things, elimination of all our common stock existing prior to the effective date of our Plan of Reorganization and the issuance of new equity and debt securities to creditors. In accordance with the Plan of Reorganization we issued, effective on March 29, 2001, 12,386,200 shares of new common stock ("Common Stock") and $124,519,758 of senior notes due 2008 ("Senior Notes") to certain of our creditors, including Harrah's Entertainment, Inc. ("Harrah's Entertainment" or "HET") and affiliates, in consideration of their consent to cancellation and/or reduction of claims against us in connection with certain agreements.

         Pursuant to Section 365 of the U.S. Bankruptcy Code, we had the right to assume or reject executory contracts or unexpired leases, and did so in certain instances in connection with our Plan of Reorganization. We did not reject any executory contracts or unexpired leases material to our business operations.

         This report should be read in light of our bankruptcy proceeding and Plan of Reorganization. The full Plan of Reorganization and related Disclosure Statement were filed with the SEC as part of our Form 8-K filing concerning the approval of the bankruptcy proceeding, on March 29, 2001 (which filing is incorporated herein by reference).

THE CASINO

         The Casino consists of 196,000 square feet on its first floor, 100,000 square feet of which is gaming space in five themed areas named The Jazz Court, The Mardi Gras Court, The Smuggler's Court, The Court of the Mansion and The Court of Good Fortune. The remaining space is used for a food service area with a 250 seat buffet and a 50 seat restaurant, casino support facilities, and multi-function, special event and meeting-room space. The second floor of the Casino, which is subleased by Jazz Casino to JCC Development, has not yet been developed. Parking for approximately 400 cars and approximately 145,000 square feet of back-of-house and support areas are provided in the basement level of the Casino under the main gaming floor. Across Poydras Street and connected to the Casino by an underground tunnel are two parking facilities that together contain approximately 1,550 parking spaces.

         The Casino has approximately 2,500 slot machines and 102 table games, including live poker, blackjack, craps, roulette and baccarat. The gaming activities that may be conducted at the Casino, subject to the rule-making authority of the Louisiana Gaming Control Board, include any banking or percentage game that is played with cards, dice or any electronic, electrical or mechanical device or machine for money, property or any thing of value. The Casino, however, may not offer lotteries, bingo, wagering on dog or horse races, sports betting or wagering on any type of sports contest or event. The Casino is open 24 hours a day, 365 days a year and can extend credit, with no loss or wagering limits.

         As funding and circumstances may permit, we plan to expand our existing buffet to 400 seats, develop a full-service restaurant with seating for 150 people, develop approximately 130,000 square feet of multipurpose non-gaming entertainment space on the second floor of the Casino and develop various adjacent properties for entertainment uses supporting the Casino. We have not obtained financing to fund these developments, and cannot assure that we will ever obtain such funding.

DESCRIPTION OF THE MANAGER

         On October 29, 1998, Jazz Casino and Harrah's New Orleans Management Company (the "Manager") entered into an agreement pursuant to which Jazz Casino engaged the Manager to manage the operations of the Casino. This management agreement was amended and restated in connection with our Plan of Reorganization. The Manager is an indirect wholly-owned subsidiary of Harrah's Entertainment, Inc. and was formed in May 1993 for the purpose of acting as the manager of the Casino. Harrah's Entertainment's casino business began operations more than 60 years ago and, through its operating subsidiaries and other affiliates, Harrah's Entertainment currently operates casino entertainment facilities in 12 states under the Harrah's, Showboat, Rio and Harveys brand names.

Under the management agreement, subject to certain budgetary constraints, the Manager is responsible for and has authority over, among other things:

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

         Under the management agreement, the Manager is entitled to receive a management fee equal to 30 percent of earnings before interest, income taxes, depreciation, amortization and management fees ("EBITDAM"). This management fee entitles us to the services described above. In addition, a portion of this fee may be designated as a marketing contribution that can be used for advertising services, special promotions, public relations and other marketing services. Harrah's Entertainment affiliates may pool the marketing contribution with contributions made by other participating casinos owned or managed by Harrah's Entertainment affiliates. In addition, Jazz Casino is required to reimburse Harrah's Entertainment for the cost of property level executive salaries, and for insurance related to the Casino. Neither the Manager nor any of its affiliates is entitled to receive fees for services previously provided under our administrative services agreement, which services must now be provided at no additional cost. These services include computer processing, payroll, marketing teleservices, and administering certain employee benefit packages.

         The management agreement also provides, among other things, that neither the Manager nor Jazz Casino nor any of their affiliates controlled by the Manager's ultimate parent or Jazz Casino's ultimate parent, as the case may be, can develop, own, finance or manage a casino or other gaming operations in Orleans, Plaquemines, St. Charles, St. Tammany, Jefferson or St. Bernard Parishes, Louisiana, except for the Casino.

         In June 2001, in order to reduce our expenses through the consolidation of duplicative functions, our board of directors agreed to release Fred Keeton from his position with us as Vice President of Community Relations and Governmental Affairs, permitting him to become an employee of HET. Mr. Keeton would continue his involvement in some governmental relations matters on our behalf at a reduced cost to us.

MARKETING STRATEGY

         Our marketing strategy is designed to attract primarily a broad "middle market" of local and regional gamers, national in-market tourists and Harrah's customers from across the country. We use marketing material emphasizing the Casino as a total entertainment destination, leveraging New Orleans' music, food, history, architecture and spirit. Additionally, under the terms of our ground lease with the Rivergate Development Corporation and the City of New Orleans for the site on which the Casino is located, as amended in connection with our bankruptcy proceeding, we pay the City of New Orleans $1.5 million per year to market and promote the Casino as a part of its destination marketing program. The Rivergate Development Corporation is a public benefit corporation formed for the purpose of subleasing to us the site in New Orleans designated by law for the Casino's location.

COMPETITION

         We face significant competition on a regional and local scale from gaming operations in Mississippi and Louisiana. The Casino competes for patrons on a national scale with large casino hotel facilities in Las Vegas, Nevada and Atlantic City, New Jersey. Because of the large number of casinos competing on both the local and national levels and the continued development of other gaming markets, the competition facing the Casino is expected to increase.

         The terms of the Louisiana Economic Development and Gaming Corporation Act and the Louisiana Gaming Control Act (collectively, the "Gaming Act") and the rules and regulations promulgated thereunder were amended in connection with our Plan of Reorganization. The Gaming Act and its rules and regulations in effect subsequent to the effectiveness of our Plan of Reorganization, now allow us as part of our casino operations to:

         o directly own and operate a full-service restaurant with seating limited to 150 seats;

         o expand our limited cafeteria style seating from 250 to 400 seats;

         o        cater certain functions within the Casino;

         o lease space to area restaurant owners in a food court with seating limited to 100 seats;

         o lease space to third parties to operate two restaurants on the second floor with a total of 350 seats;

         o offer and advertise limited complimentary and discount food offerings to certain specified persons; and

         o        buy, lease, or build a hotel with 450 rooms.

         Prior to these amendments to State law, we were not allowed to operate a hotel, obtain preferred pricing with any particular hotel or offer seated dining for our patrons with table service. Even with the amendments, we are still restricted from freely offering complimentary or discounted lodging or food to the general public except under limited circumstances.

         Certain amendments to our ground lease and general ordinances of the City also made in connection with our reorganization reduced restrictions on our food and lodging operations to mirror current restrictions imposed by the State of Louisiana.

         The vast majority of our competitors operate without the restrictions on lodging, food services and entertainment that apply to us. We believe that the ability to provide such amenities without such restrictions is a considerable advantage for our competitors.

         MISSISSIPPI. We compete on a national, regional and local scale for visitors with existing gaming facilities in Mississippi. The Mississippi Gulf Coast has become a major gaming destination. There are currently 12 dockside casinos operating on the Mississippi Gulf Coast that are within 100 miles of New Orleans. In addition, there is substantial growth in Mississippi's Gulf Coast gaming industry, including significant expansions of hotel and convention space and the addition of golf courses. For example, an 1,800 room hotel, resort and dockside casino opened in Biloxi in March 1999 that is larger than any hotel in New Orleans. Approximately $600 million was spent to develop this resort and due to its size and amenities, it provides significant competition to the Casino. Mississippi law allows dockside gaming and does not limit the number of casinos or the square feet of gaming space in these facilities. Mississippi has recently promulgated a regulation, however, that requires new entrants in the industry to spend certain amounts of money on non-gaming facilities in addition to the casino boat itself. Unlike the Casino, gaming facilities in Mississippi operate with no restrictions on lodging, food and beverage service, and entertainment, and several of such facilities have recently expanded to enhance such services.

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

         Notwithstanding our exclusive right to operate a land-based casino in Orleans Parish, on a regional and local scale, we still compete with 14 riverboat or dockside gaming operations in Louisiana, including:

         o        one riverboat in Orleans Parish;

         o        two riverboats in the New Orleans metropolitan area;

         o        two riverboats in Baton Rouge;

         o        four riverboats in Lake Charles in western Louisiana; and

         o        five dockside casinos in Shreveport/Bossier City in northern
                  Louisiana.

In addition, on October 16, 2001, a fifteenth license to conduct riverboat gaming in Louisiana was awarded by the Louisiana Gaming Control Board, to be located in Lake Charles, Louisiana. That project is in the planning stages at present. The riverboat gaming operations are regulated by the Louisiana Riverboat Economic Development and Gaming Control Act (the "Riverboat Act"), which does not impose wagering or loss limits and permits all forms of gaming with the exception of sports betting. In March 2001, the Louisiana legislature passed legislation that allows all riverboats to remain dockside. This change has increased competition for our Casino.

         We also compete with land-based gaming facilities located in central Louisiana on Native American land. The Tunica-Biloxi, Chitimacha and Coushatta Native American tribes have each opened casinos near the towns of Marksville, Charenton and Kinder, respectively, each of which is located more than 105 miles from New Orleans. In addition, in February 2002, the governor of Louisiana reached an agreement with the Jena band of Choctaw Indians that would allow this Native American tribe to build a casino in Vinton, Louisiana (between Lake Charles and the Texas border), pending Federal approval. The agreement did not receive federal approval, but we anticipate the governor will continue to negotiate with the Jena band for an acceptable contract.

         NATIONAL AND INTERNATIONAL COMPETITION. We compete for patrons on a national scale with large casino hotel facilities located in Las Vegas, Nevada and Atlantic City, New Jersey. Several new facilities have recently opened in Las Vegas and other existing facilities in Las Vegas and Atlantic City have undergone major expansions. This construction and expansion increased the number of hotel rooms and gaming positions in the Las Vegas and Atlantic City markets and created several attractions that have enhanced the appeal of those cities as tourist destinations. To a lesser degree, we also compete for international patrons with casinos in other parts of the world.

         OTHER VENUES. We may face additional regional competition generated from land-based or riverboat casino facilities to be located in states which have previously not allowed casino gaming activities, such as Alabama and Texas. Bills seeking to legalize gaming are introduced in both of these states from time to time. While the Texas legislature has thus far refused to authorize casino gambling in Texas, Indian tribal gaming has been approved for the certain federally recognized tribes in Texas, including the Kickapoo Nation and the Alabama-Coushatta Indians. Under federal law, the Kickapoo Nation operates the Lucky Eagle Pass Casino in Eagle Pass, Texas. In addition, the Alabama-Coushatta tribe, whose reservation is near Livingston, Texas, opened a casino in November 2001. Under a different federal law, the Tigua Indians operated the Speaking Rock Casino in El Paso. The Texas Attorney General initiated legal action to shut down the Tigua casino and in February 2002 a federal court ordered this casino to close. While we do not consider these activities directly competitive with our casino due to their locations, they do provide some general regional competition for gaming patrons and may thus affect our ability to attract patrons in the broader region in which we operate. Further, if new legislation permits additional gaming activities in Alabama or Texas, the Casino would likely face increased competition for patrons from those states.

         OTHER FORMS OF LEGAL WAGERING. We compete for local customers with other forms of legal wagering, including racetracks and off-track betting parlors. For example, under Louisiana law, certain parishes (including Orleans Parish) permit:

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

         In 1997, the Louisiana legislature authorized the use of slot machines in racetracks in three parishes (but not Orleans Parish). This legislation was subject to approval by a referendum in each of the parishes where the racetracks were located. The voters in all three parishes approved the use of slot machines at the racetracks located in those parishes, and legislative action on the fees and taxes to be imposed on the slot machines received legislative approval. These tracks are located in Calcasieu (near Lake Charles), Bossier (near Shreveport) and St. Landry (near Lafayette) Parishes. The track in Calcasieu Parish opened its slot machines on February 13, 2002. In the past there have been bills introduced in the Louisiana legislature to allow the racetrack in New Orleans to have slot machines in addition to its existing video poker machines. We anticipate that a similar bill will be introduced in the next session of the Louisiana legislature. Louisiana also sponsors a state-wide lottery with which we compete to some degree for gaming business.

DEVELOPMENT PLANS

         As a result of our Plan of Reorganization, we are now free to expand our buffet facilities from 250 to 400 seats, and develop, own and operate a full-service restaurant with seating for 150 people. We intend to commence such expansion and development during 2002. Funding for such expansion and development must come from cash flow from operations or from outside financing.

         Concurrent with constructing the Casino's gaming facilities, approximately 130,000 square feet of multipurpose non-gaming entertainment space on the second floor of the Casino was constructed to the point at which the shell of the structure is complete. We presented a preliminary master plan governing the use of the second floor of the Casino to the City of New Orleans on February 22, 2000, and are currently updating that plan. We intend to revise the master plan to include, among other things, restaurant facilities now that the restrictions against us providing restaurant facilities on the second floor have been lessened. As a result of our Plan of Reorganization, we are also now free to lease space to as many as two restaurant operators. We are obligated under the ground lease to develop the second floor of the Casino within a "reasonable period of time" after March 31, 2001. We are also considering alternatives for financing of the remainder of this development. We cannot be certain that we will ever obtain such financing. Without additional financing, we will be unable to build-out and develop the second floor of the Casino. Jazz Casino has subleased the second floor to JCC Development pursuant to the terms of a sublease dated October 29, 1998, and JCC Development intends to manage and lease the second floor development in a manner consistent with the master plan. The term of the second floor sublease commenced in September 1999. Unless the second floor sublease is sooner terminated by its terms, the sublease will terminate on the earlier of the date of expiration or the date of termination of Jazz Casino's amended and restated ground lease dated October 29, 1998 with the Rivergate Development Corporation, as landlord, and the City of New Orleans, as intervenor, for the Casino site in New Orleans. The Louisiana Gaming Control Board has the authority to approve the master plan and all subleases and uses on the second floor. Jazz Casino is entitled to convert any portion of the second floor to gaming use, subject to the approval of the Louisiana Gaming Control Board and the provisions of its casino operating contract. If, however, this conversion reduces the sublease revenue payable to the Rivergate Development Corporation pursuant to the second floor sublease, Jazz Casino is required, under certain circumstances and for certain periods of time, to compensate the Rivergate Development Corporation for the reduction.

         We own a city block of historical buildings across the street from the Casino and its garages, which we have planned to develop into entertainment and other uses that support the Casino. At this time, we have not completed our plans and have not obtained financing for this development. We cannot be certain that we can obtain such financing. This property does not generate any material revenue for us.

         We also owned the parcel of land across from the Casino located at 3 Canal Place in New Orleans, adjacent to the Canal Place Shopping Center. On October 15, 2001, we closed on the sale of this property to CP3 Associates, LLC. We plan to use the funds from the sale for development needs, including second floor development, subject to any limitations imposed by our financing documents. These funds, however, are not sufficient to complete development of the second floor.

EMPLOYEES

         As of March 1, 2002, we had approximately 2,200 full-time employees and 300 part-time employees. Jazz Casino, through the Manager, hires and trains employees to operate the Casino. The Casino's executive staff is comprised of employees of the Manager. The Gaming Act requires that at least 80% of the Casino's employees be Louisiana residents for at least one year prior to employment. Jazz Casino's ground lease with the Rivergate Development Corporation and the City of New Orleans also requires that at least 55% of the employees of Jazz Casino and JCC Development live and reside in Orleans Parish, subject to reduction to comply with applicable law. This minimum percentage will increase by 2% on each anniversary of the Casino's opening on October 28, 1999, until the residency requirement reaches 65%, subject to reductions to comply with applicable law. Jazz Casino's amended general development agreement and ground lease also require it to comply with the revised and updated open access program and plans adopted pursuant thereto that are designed to facilitate participation by minorities, women, and disadvantaged persons and business enterprises in developing, constructing and operating the Casino.

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

         o        standards for credit extension and collection; and

         o        permissible food services.

Failure to comply with the Gaming Act or its rules and regulations could result in disciplinary action, including fines and suspension or revocation of a license or an adverse suitability determination. Certain regulatory violations could also constitute an event of default under our casino operating contract, resulting in the termination of our right to operate the Casino.

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

         Under the Gaming Act and its rules and regulations, any person holding or controlling a direct or beneficial 5% or more equity interest (either alone or in combination with others) in a direct or indirect holding company of Jazz Casino, including JCC Holding or the Casino's Manager, is presumed to have the ability to control Jazz Casino or the Casino's Manager (or their holding companies, as the case may be), requiring a finding of suitability. However, this suitability finding is not required if, among other things, the presumption of control is rebutted or the holder is one of several specified passive institutional investors and it submits documentation which establishes (i) it holds its interest in the ordinary course of business for investment purposes only; (ii) it does not exercise influence over the affairs of JCC Holding or Jazz Casino (this shall not include the exercise of voting privileges), and
(iii) it does not intend to exercise influence over JCC Holding or Jazz Casino and it will notify the Louisiana Gaming Control Board in writing if such intent should change. To the extent any holder of the securities of JCC Holding fails to satisfy such requirement, the holder may be required to obtain certain qualifications or approvals (including a finding of suitability) from the Louisiana Gaming Control Board to continue to hold such securities. Any failure to obtain these qualifications or approvals may, by virtue of the requirements imposed on us, subject these security holders to certain requirements, limitations or prohibitions, including a requirement that the security holders liquidate their securities at a time or at a cost that is otherwise unfavorable. In addition, the Louisiana Gaming Control Board has the authority to investigate the suitability or qualifications of any of our investors, including an institutional investor, should it become aware of facts or information that an investor may be found unsuitable or disqualified.

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

         Under the Gaming Act and its rules and regulations, the Louisiana Gaming Control Board has the authority to deny, revoke, suspend, limit, condition, or restrict any finding of suitability. The Louisiana Gaming Control Board also has the authority to take further action against Jazz Casino on the grounds that a person found suitable is associated with, or controls, is controlled by, is under common control with, an unsuitable or disqualified person. If at any time the Louisiana Gaming Control Board finds that any person required to be and remain suitable has failed to demonstrate suitability, the Louisiana Gaming Control Board may take any action it deems necessary to protect the public interest. However, if a person associated with Jazz Casino, the Casino's Manager or their affiliates, intermediaries, or holding companies, as the case may be, has failed to be found or remain suitable, the Louisiana Gaming Control Board will not declare these companies unsuitable if the companies comply with the conditional licensing provisions, take immediate good faith action and comply with any order of the Louisiana Gaming Control Board to cause the person to dispose of its interest, and, before such disposition, ensure that the disqualified person does not receive any ownership benefits. These protections do not apply if Jazz Casino, the Casino's Manager or their affiliates, intermediaries, or holding companies, as the case may be, (1) fail to remain suitable, (2) had actual or constructive knowledge of the facts that are the basis for the Louisiana Gaming Control Board regulatory action and failed to take appropriate action, or (3) are so tainted by such person that it affects the suitability of the entity under the standards of the Gaming Act.

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

         Our Plan of Reorganization and actions by the Louisiana legislature relating to our Plan of Reorganization, resulted in, among other things, certain changes to the Gaming Act and the casino operating contract, including lowering the minimum payment due the Louisiana Gaming Control Board from $100 million to the greater of (i) $50 million for the casino operating contract fiscal year April 1, 2001 to March 31, 2002 and $60 million for each casino operating contract fiscal year of the term of the casino operating contract thereafter, or
(ii) the sum of a sliding scale of gross gaming revenues that begins at 21.5% for gross gaming revenues up to $500 million and escalates to a high of 29% for revenues in excess of $900 million. We are required to pay the minimum payment in daily increments with an end of the year settlement for any percentage of gross gaming revenues in excess of such amount.

         Pursuant to the amendments to the casino operating contract and pursuant to an unconditional guaranty executed by Harrah's Entertainment and Harrah's Operating Company, effective on the consummation of our Plan of Reorganization, Harrah's Entertainment and Harrah's Operating Company have agreed to guarantee to the Louisiana Gaming Control Board the minimum payments for the four year period commencing April 1, 2001 and ending March 31, 2005. In addition, on or before March 31, 2003, we are required to cause a third party to post a guaranty of the minimum payments for our fiscal year beginning April 1, 2005 in a form acceptable to the Louisiana Gaming Control Board and issued by a lender or third party with resources suitable to cover the minimum payments (as determined by the Louisiana Gaming Control Board) and that otherwise meets any suitability requirements imposed by the Louisiana Gaming Control Board. Unless gross gaming revenues exceed $350 million for two successive years with no defaults by us and certain other financial tests are met, this third party guaranty requirement continues for each fiscal year thereafter during the term of the casino operating contract. As a result, under the amendments to the casino operating contract, at the beginning of each fiscal year, there must be in place at least 36 months of third party guaranteed minimum payments to the Louisiana Gaming Control Board. Under the terms of the amendments to the casino operating contract, the failure to post such a guaranty by the date required by the casino operating contract results in the automatic termination of the casino contract upon the last day that the minimum payments are then guaranteed, with no cure period.

         On March 22, 2001, legislation became effective that amended the Gaming Act and significantly reduced the food, hotel, and retail restrictions that had been imposed on us. The previous restaurant restrictions were modified and we now are authorized to: (i) directly own and operate a single full service restaurant with seating limited to 150 seats; (ii) expand our limited cafeteria style seating from 250 to 400 seats; (iii) cater certain functions within the Casino facility; and (iv) lease space to area restaurant owners in a food court with seating limited to 100 seats. On the second floor of the Casino we are allowed, subject to City approval and subject to approval of the Louisiana Gaming Control Board, to: (x) lease space to no more than two unaffiliated third party restaurant(s), which, when calculated together, shall contain no more than 350 seats; (y) operate any business or entertainment facility on the second floor, provided that any food for such operation must be purchased or catered by a third party restaurateur or food preparer with purchases at fair market value; and (z) lease space to any other third parties to operate businesses where the primary purpose of any such business is not a restaurant and that requires no more than 35% of the gross revenue of such business shall be derived from the sale of food. The legislation also authorizes us to offer and advertise complimentary and discounted food offerings to certain specified persons, including a member of a customer reward system and other patrons based upon observed play at the Casino. We, however, may not offer or advertise discounted or complimentary food offerings through any advertising media to the general public within a 50 mile radius of the Casino within Louisiana.

         The lodging restrictions previously in effect under the Gaming Act were also modified, and we are now authorized to own, construct or lease lodging with no more than 450 rentable units off of the Casino site. The lodging, however, may be physically connected to the Casino. Meeting space must be limited to 15,000 square feet if the hotel is newly constructed, or 20,000 square feet if an existing hotel is purchased or leased and contains such space. The amendments to the Gaming Act provide that after March 31, 2005, we may own or operate additional hotel rooms if the Greater New Orleans Hotel Association agrees to the increase. Except for the limited exception for Casino customers, under the amendments to the Gaming Act, we may not advertise hotel rooms to the general public at rates below market rates. We are required to base room rates on a formula derived from average seasonal rates for the preceding year in the locality of the Casino (as compiled by a nationally recognized firm). The legislation also authorizes us to provide limited complimentary and discounted hotel offerings to certain specified persons, including a member of a customer reward system and other patrons based upon observed play at the Casino, provided, however, we shall pay room taxes on all such hotel rooms based upon prevailing tax schedules and rates as determined by the formula described above.

         All restrictions on the sale of non-gaming products within the Casino were eliminated from the Gaming Act, effective March 22, 2001 and from the City's Comprehensive Zoning Ordinance, effective March 21, 2001.

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

         o increase taxes on riverboat casinos (such a bill passed in March 2001);

         o        permit dockside riverboat gaming (such a bill passed in March
                  2001);

         o        limit credit that may be extended by casinos;

         o        mandate payout schedules for slot machines; and

         o        limit days and hours of operations.


ITEM 2. PROPERTIES.

         We own a city block of historical buildings across the street from the Casino and its garages. This property currently does not generate any material revenues. We owned the parcel of land across from the Casino at 3 Canal Place, adjacent to the Canal Place Shopping Center. We sold this property to CP3 Associates, LLC on October 15, 2001. In addition, we are party to an approximately 23-year, long-term ground lease, as amended as a result of our Plan of Reorganization, for the Casino site at the foot of Canal and Poydras Streets in New Orleans. Under the ground lease, we also lease the land across from the Casino on Poydras Street upon which the Casino operates two parking facilities that are connected to the Casino by an underground tunnel and that together contain approximately 1,550 spaces.

         We lease our principal executive offices of approximately 30,000 square feet under a 104 month lease effective as of January 1, 2000. Our property located on Fulton and Poydras Streets, which contains approximately 48,300 square feet of usable office space, is being used for recruiting offices until the property is developed.

         Approximately 130,000 square feet of multipurpose non-gaming entertainment space on the second floor of the Casino has been constructed to the point at which the shell of the structure is complete and the space is suitable for tenant build-out. Jazz Casino has subleased the second floor to JCC Development and JCC Development intends to manage and lease the second floor in a manner consistent with a master plan being developed by JCC Development and Jazz Casino. The term of the second floor sublease commenced in September 1999 and terminates on the earlier of the date of expiration or the date of termination of Jazz Casino's ground lease (as modified as a result of our Plan of Reorganization) with the Rivergate Development Corporation and the City of New Orleans, unless the second floor sublease is sooner terminated by its terms.

         Under a lease that expires in July 2023, we lease approximately 15 acres of land, including an unoccupied 15,000 square foot building. It was originally anticipated that this land would be used for employee parking. However, more suitable parking was located closer to the Casino. On January 3, 2001 this lease was amended to provide that a significant portion of the property, including the unoccupied building, was released to the landlord, effective March 31, 2001 and the rent reduced. On February 7, 2001, we entered into a month-to-month sublease agreement with a third party which subleased the remaining property under this lease effective as of February 1, 2001. We have the right to terminate this lease on August 1, 2003. Pursuant to a master lease that expires in February 2004, we also lease an aggregate of approximately 41,000 square feet of warehouse space where we store gaming equipment and supplies for use in the Casino.

         To secure present and future indebtedness under certain of our agreements the following are subject to mortgages granted to the Bank of New York as the collateral agent: (1) Jazz Casino's interest in the amended and restated ground lease between Jazz Casino and the Rivergate Development Corporation and the City of New Orleans, (2) the property located on Fulton and Poydras Streets, (3) the sublease of the second floor of the Casino, and (4) the lease of approximately 15 acres of land described above. The mortgage on the property located at 3 Canal Place was released as a result of the sale of this property to CP3 Associates, LLC.

ITEM 3. LEGAL PROCEEDINGS.

         We are subject to legal proceedings and claims that arise in the normal course of business. While we cannot predict the outcome of these matters with certainty, we do not believe they will materially and adversely affect our business, financial condition or results of operations.

         In addition, following our reduction in the Casino's work force on July 17, 2001, former employees of the Casino filed lawsuits against us in the Civil District Court for the Parish of Orleans, State of Louisiana on August 3, 2001. Since filing, the matter was removed to the United States District Court for the Eastern District of Louisiana. Plaintiffs have filed a Motion to Remand the lawsuit to state court, which is currently pending. The Plaintiffs are seeking damages for being laid off prior to the expiration of the term of alleged employment contracts between our employees and us. We believe that we have strong legal and factual defenses, and intend to vigorously contest the claims. No assurances can be given as to the outcome of such lawsuits, and consequently, we cannot reasonably predict at this time whether the final outcome of these matters will materially and adversely affect our results of operations, cash flows, or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         We did not submit any matters to a vote of stockholders during our fourth fiscal quarter ended December 31, 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is certain information regarding the executive officers of JCC Holding.

         Paul D. Debban, age 50, has served as the President of JCC Holding and Jazz Casino since July 15, 2001. Mr. Debban has also served as a director on our board of directors since June 15, 2001. Since 1988, Mr. Debban has served as Managing Director of the Reorganized Securities Group, a division of the investment banking firm The Seidler Companies, Inc.

         Preston Smart, age 46, has served as the President of JCC Development, Canal Development and Fulton Development since July 15, 2001. Mr. Smart has served as Vice President of JCC Holding since November 2, 2001. Mr. Smart has also served as a director on our board of directors since August 23, 2001. Since August 1995, Mr. Smart has served as the Chairman and Chief Executive Officer of BayVen Capital, Inc., a privately held investment firm.

         L. Camille Fowler, age 47, has served as the Vice President -- Finance, Treasurer and Secretary of JCC Holding, Jazz Casino, JCC Development, Canal Development and Fulton Development since September 1998. Ms. Fowler continued to serve in her capacity as an executive officer for these entities prior to and during our 2001 bankruptcy proceedings, as well as after the effective date of the Plan of Reorganization. Ms. Fowler also served as Director of Finance of the Manager from April 1996 to November 1998, Vice President and Secretary of the Manager from January 1998 to November 1998, and Treasurer of the Manager from February 1998 to November 1998. From October 1993 until April 1996, Ms. Fowler served as the Director of Financial Reporting of the Manager.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

COMMON STOCK PRICE

         In accordance with our Plan of Reorganization, we issued, effective on March 29, 2001, an aggregate of 12,386,200 shares of Common Stock, which began trading on the Over-the-Counter Bulletin Board under the symbol "JCHC" on April 27, 2001 and through the Over-the-Counter Bulletin Board trading system.


                                                                 HIGH             LOW
                                                                ------           ------
Fiscal 2001
  Second Quarter.........................................       $ 6.00           $ 2.00
  Third Quarter..........................................       $ 5.16           $ 1.41
  Fourth Quarter.........................................       $ 2.00           $ 0.55

         Our class A common stock began trading on the American Stock Exchange under the symbol "JAZ" on December 9, 1998. Prior to that time, our class A common stock was not listed or traded on any organized market. On November 15, 2000, the American Stock Exchange halted trading in our stock and notified us that we no longer met the American Stock Exchange's continued listing requirements. The class A common stock was delisted by the American Stock Exchange on November 30, 2000, and subsequently was traded only on the Over-the-Counter Bulletin Board under the Symbol "JCCHA." On March 19, 2001 the United States Bankruptcy Court for the Eastern District of Louisiana confirmed our Plan of Reorganization which, among other things, resulted in the elimination of all of our outstanding shares of class A common stock and class B common stock upon the effective date of the Plan of Reorganization, which was March 29, 2001. The table set forth below provides, on a per share basis for each quarter in 2001 and 2000, the high and low sales prices of our class A common stock as reported on the American Stock Exchange and through the Over-the-Counter Bulletin Board trading system.

                                                         HIGH             LOW
                                                        ------           ------
Fiscal 2001
  First Quarter.......................................  $ 0.44           $ 0.05
Fiscal 2000
  First Quarter.......................................  $ 4.25           $ 1.19
  Second Quarter......................................  $ 2.00           $ 0.63
  Third Quarter.......................................  $ 1.56           $ 0.50
  Fourth Quarter......................................  $ 0.81           $ 0.02

HOLDERS

         As of March 1, 2002, there were approximately 35 holders of record of the Common Stock, and we estimate that there were approximately 1,100 beneficial owners of the Common Stock.

DIVIDEND POLICY

         We have never paid any cash dividends on our class A or class B common stock and none will ever be paid inasmuch as all of these shares of common stock were eliminated on March 29, 2001 as a result of our Plan of Reorganization.

         We do not intend to pay cash dividends on the Common Stock in the foreseeable future. Further, pursuant to the terms of the indenture for our Senior Notes, revolving credit agreement, and HET/JCC Agreement, we are restricted from paying dividends on the Common Stock to our stockholders, or from setting aside funds for this purpose. The payment of cash dividends, if any, will be made only from assets legally available for that purpose (i.e. net profits or capital surplus), and will depend on our financial condition, results of operations, current and anticipated capital requirements, restrictions under then existing debt instruments and other factors deemed relevant by the board of directors.

RECENT SALES OF UNREGISTERED SECURITIES

         Pursuant to our Plan of Reorganization, we issued, effective on March 29, 2001, the following new equity and debt securities to certain creditors:

         o JCC Holding issued an aggregate of 12,386,200 shares of Common Stock, guarantees with respect to the Senior Notes, and guarantees of JCC Development's, Canal Development's and Fulton Development's guarantees with respect to the Senior Notes;

         o        Jazz Casino issued $124,519,758 of Senior Notes; and

         o each of JCC Development, Canal Development and Fulton Development issued guarantees with respect to the Senior Notes.

The securities and guarantees listed above were issued without registration under the Securities Act, or state or local law, in reliance on the exemptions provided for in Section 1145 of Title 11 of the Bankruptcy Code and Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA.

         The following table sets forth selected consolidated statements of operations and balance sheet data of (1) JCC Holding for the fiscal years ended and as of December 31, 2001, 2000 and 1999, and the two-month period ended December 31, 1998, and (2) Harrah's Jazz Company for the ten-month period ended October 30, 1998 and for the fiscal year ended, and as of, December 31, 1997. Although JCC Holding was incorporated on August 20, 1996, prior to October 30, 1998, we had not conducted any operations, generated any revenues or issued any capital stock. Accordingly, separate financial information with respect to the Company prior to the two-month period ended December 31, 1998 is omitted because we do not believe that such separate financial information is material or meaningful. On October 30, 1998, Jazz Casino succeeded to all of the assets of Harrah's Jazz Company except the property located at 3 Canal Place and the property located on Fulton and Poydras Streets, which vested in Canal Development and Fulton Development, respectively. The selected financial data for the ten-month period ended October 30, 1998 and for the fiscal year ended and as of December 31, 1997 have been derived from Harrah's Jazz Company's audited financial statements. The selected financial data for the fiscal years ended and as of December 31, 2001, 2000 and 1999 and for the two-month period ended and as of December 31, 1998 have been derived from our audited financial statements. The selected financial data should be read in conjunction with "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data," and in light of our Plan of Reorganization.


                                                                                                          HARRAH'S JAZZ
                                                         JCC HOLDING (SUCCESSOR)                       COMPANY (PREDECESSOR)
                                        --------------------------------------------------------    ----------------------------
                                                                                   TWO MONTH         TEN MONTH
                                                                                  PERIOD ENDED      PERIOD ENDED    YEAR ENDED
                                                 YEAR ENDED DECEMBER 31,           DECEMBER 31,      OCTOBER 30,    DECEMBER 31,
                                        ----------------------------------------  --------------    ----------------------------
                                          2001            2000            1999         1998            1998             1997
                                        ---------      ---------       ---------  --------------    ------------    ------------
                                          (In thousands, except per share data)

Net revenues                            $ 238,647      $ 242,114    (a)$  40,257    $      14       $      87       $   1,679
Extraordinary items                  (c)$ 213,448      $      --       $      --    $      --    (d)$ 267,706       $      --
Net income (loss)                    (c)$  91,786   (b)$(354,228)      $ (59,140)   $  (3,677)   (d)$ 169,993       $ (21,244)
Basic net income (loss) per share    (c)$    7.41      $  (34.79)      $   (5.88)   $   (0.37)            N/A             N/A
Total assets                            $ 223,123      $ 221,461       $ 506,402    $ 343,131       $      --       $ 354,417
Long-term debt                          $ 105,676      $ 396,412       $ 368,222    $ 185,519       $      --       $      --
Liabilities subject to compromise       $      --      $      --       $      --    $      --       $      --       $ 523,468


         (a) JCC Holding's fiscal 1999 results of operations reflect approximately two months of revenues generated from the Casino, which opened on October 28, 1999.

         (b) JCC Holding's 2000 net loss includes an asset impairment charge of $258.8 million which is discussed in Note 3 to JCC Holding Company's consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data."

         (c) On March 29, 2001, upon emerging from bankruptcy, JCC Holding recorded an extraordinary gain on early extinguishment of debt of $213.4 million ($17.23 per share), which is discussed in
                  Note 1 to JCC Holding Company's consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data."

         (d) On October 30, 1998, in accordance with the Harrah's Jazz Company ("HJC") Joint Plan of Reorganization, HJC's 14 1/4% First Mortgage Notes due 2001 with Contingent Interest were cancelled and certain other indebtedness was forgiven and/or cancelled in consideration of receiving new equity and debt securities. Accordingly, HJC recognized an extraordinary gain totaling $267.7 million in its statement of operations for the ten months ended October 30, 1998.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with "Item
6. Selected Financial Data" and "Item 8. Financial Statements and Supplementary Data." This discussion contains forward-looking statements that involve uncertainties and risks, such as statements of our plans, objectives, expectations and prospects. Our actual results could differ materially from those discussed herein as a result of certain factors, including but not limited to those discussed below in "Factors Affecting Future Performance" and elsewhere in this document. All of these statements and the entire text that follows should be read in conjunction with and in light of our Plan of Reorganization that became effective on March 29, 2001.

OVERVIEW

         We are a casino and entertainment company. JCC Holding Company was incorporated under Delaware law on August 20, 1996, and conducts business through its wholly-owned subsidiaries, Jazz Casino Company, JCC Development Company, JCC Canal Development and JCC Fulton Development. We began operations in October 1998, when we assumed the business operations formerly owned by Harrah's Jazz Company, a general partnership, and its subsidiary, Harrah's Jazz Finance Corporation, which filed for relief under the United States Bankruptcy Code on November 22, 1995. On October 30, 1998, in accordance with the plan of reorganization of Harrah's Jazz Company and its subsidiary, Harrah's Jazz Finance Corporation, we became the successor to the operations of Harrah's Jazz Company. Although JCC Holding Company was incorporated on August 20, 1996, prior to October 30, 1998, we did not conduct any operations, generate any revenues or issue any capital stock. During the period from October 30, 1998 to October 27, 1999, our activities consisted primarily of administering the construction of our Casino and preparing for opening of the Casino on October 28, 1999. Because the Casino did not open until October 28, 1999, our results of operations for 2000 and 1999 are not comparable. As a result, the discussion regarding operating results during 2000 and 1999 addresses only the various significant components of revenue and expense line items contributing to net losses for the respective periods.

         On January 4, 2001, we filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in order to allow restructuring of our obligations to the State of Louisiana and the City of New Orleans, long-term debt, bank credit facilities and trade and other obligations. The Bankruptcy Court confirmed our Plan of Reorganization on March 19, 2001 and this plan was effective on March 29, 2001. While the Company was in bankruptcy, we continued to operate the business as debtors-in-possession subject to the Bankruptcy Court's supervision and orders.

         We did not meet the requirements to utilize fresh start reporting, since our holders of existing voting shares immediately before confirmation received more than 50 percent of voting shares of the emerging entity. Therefore, in accordance with Statement of Position 90-7: "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," our liabilities compromised by the confirmed Plan of Reorganization have been stated at the present value of the amounts to be paid, reorganization expenses have been separately disclosed and the forgiveness of affiliate and non-affiliate debt has been reported as an adjustment to additional paid in capital and an extraordinary item, respectively, in the Consolidated Financial Statements.

         All of the following text should be read in light of and in conjunction with the Plan of Reorganization, a copy of which was filed on March 29, 2001, with the SEC as part of a Form 8-K filing concerning the approval of the bankruptcy proceeding (which filing is incorporated herein by reference).

RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

         TOTAL NET REVENUES. The following table reflects the percentage changes in revenues by category:


                                                                                            PERCENTAGE
                                                                                       INCREASE/(DECREASE)
                                                                                     -----------------------
(IN THOUSANDS)                                  2001         2000         1999       01 VS 00     00 VS 99 *
                                              ---------    ---------    ---------    ---------    ----------
Revenues:
  Casino                                      $ 242,950    $ 245,473    $  38,005         (1.0%)       545.9%
  Food and beverage                              21,673       20,356        3,693          6.5%        451.2%
  Retail, parking and other                      10,816        9,821        1,819         10.1%        439.9%
  Less - casino promotional allowances          (36,792)     (33,536)      (3,260)         9.7%        928.7%
                                              ---------    ---------    ---------
       Total Net Revenues                     $ 238,647    $ 242,114    $  40,257         (1.4%)       501.4%
                                              ---------    ---------    ---------

* Our revenues for 2000 and 1999 are not comparable.

         Casino revenues in 2001 decreased slightly as compared to the previous year primarily due to decreased tourist and conventioneer traffic in New Orleans, coupled with the adverse effects on tourism of the terrorist attacks in the United States on September 11, 2001. Food and beverage revenue increased during 2001 primarily due to an increase in buffet pricing as well as an increase in the number of covers served. Retail, parking, and other revenue also increased during 2001 primarily due to increased parking revenues as a result of a change in complimentary parking policies. This change also contributed, in part, to the increases in casino promotional allowances. Increased internal customer complimentaries related to beverages and meals also contributed to the increase.

         Because the Casino did not open until October 28, 1999, our revenues for 2000 and 1999 are not comparable. In 2000, the Casino's first full year of operations, we generated Casino revenue of $245.5 million, food and beverage revenue of $20.4 million, and retail, parking and other revenue of $9.8 million. Casino promotional allowances amount to $33.5 million resulting in total net revenues of $242.1 million. This level of revenues continued to be below the level necessary to satisfy our liquidity needs. Despite the deferrals under certain of our contractual agreements, our obligations, including the $100 million minimum annual payment required under our casino operating contract, continued to exceed revenues on a monthly basis. From January 1, 1999 to October 27, 1999, we generated revenues of approximately $126,000 consisting of parking revenues generated primarily by the parking facilities located on our property at 3 Canal Place, which opened in June 1999, and at the Casino, which opened in October 1999. From October

28, 1999 to December 31, 1999, Casino revenues, food and beverage revenues, and retail, parking and other revenues net of promotional allowances were $40.1 million.

OPERATING EXPENSES. The following table reflects the percentage changes in operating expenses by category:



                                                                                            PERCENTAGE
                                                                                        INCREASE/(DECREASE)
                                                                                   ------------------------------
(IN THOUSANDS)                         2001           2000             1999          01 VS 00         00 VS 99 *
                                   ------------    ------------    ------------    ------------      ------------
Operating Expenses:
  Direct:
      Casino                       $    147,077    $    196,185    $     34,114           (25.0%)           475.1%
      Food and beverage                  15,791          16,131           2,875            (2.1%)           461.1%
      Retail, parking and other           3,977           4,133           1,200            (3.8%)           244.4%
  General and administrative             75,538          86,387          16,046           (12.6%)           438.4%
  Depreciation and amortization          11,812          26,339           5,107           (55.2%)           415.7%
  Provision for asset impairment             --         258,812              --          (100.0%)             N/A
  Pre-opening expenses                       --              --          35,160             N/A            (100.0%)
                                   ------------    ------------    ------------
      Total operating expenses     $    254,195    $    587,987    $     94,502           (56.8%)           522.2%
                                   ------------    ------------    ------------


* Our operating expenses for 2000 and 1999 are not comparable.

         CASINO OPERATING EXPENSES. In 2001, we incurred casino expenses of $147.1 million resulting in a gaming operating profit of $59.1 million. Casino operating expenses decreased in 2001 primarily due to the reduction of our annual minimum payment obligations to the Louisiana Gaming Control Board by $50 million after the first quarter of the year, resulting in a decrease of $35.6 million in our annual minimum payments during the last three quarters of the year. For a discussion of the reduction in our annual minimum payments, which became effective on April 1, 2001, refer to Note 1 to the consolidated financial statements. The remaining decrease in casino operating expenses was primarily due to lower labor costs related to operational efficiencies achieved through improved staffing and scheduling practices and reduced costs related to various broad-based marketing programs and promotions.

         Because the Casino did not open until October 28, 1999, our operating expenses for 2000 and 1999 are not comparable. In 2000, we incurred Casino expenses of $196.2 million resulting in a gaming operating profit of $15.8 million. Gaming operating expenses primarily consisted of the minimum daily payments to the Louisiana Gaming Control Board required under our casino operating contract, labor costs, player development and entertainment costs, promotional costs, and security and surveillance related expenses. The high fixed cost components associated with the business prior to our 2001 bankruptcy adversely affected our ability to generate operating profits and maintain adequate liquidity for ongoing operations.

         From October 28, 1999 to December 31, 1999, we incurred Casino expenses of $34.1 million resulting in a gaming operating profit of $631,000. Gaming operating expenses primarily consisted of the minimum gaming revenue share payments to the Louisiana Gaming Control Board under Jazz Casino's casino operating contract, labor costs, player development and entertainment costs, promotional costs, and security and surveillance related expenses.

         FOOD AND BEVERAGE EXPENSES. In 2001, we incurred food and beverage operating expenses of $15.8 million resulting in a food and beverage operating profit of $5.9 million. Food and beverage expenses in 2001 decreased 2.1% primarily due to lower labor costs related to operational efficiencies achieved through improved staffing and scheduling practices and reduced costs related to food and beverage raw materials.

         In 2000, we incurred food and beverage operating expenses of $16.1 million resulting in a food and beverage operating profit of $4.2 million. From October 28, 1999 to December 31, 1999, we incurred food and beverage operating expenses of $2.9 million, resulting in a food and beverage operating profit of $818,000. Food and beverage operating expenses primarily consisted of labor costs and food and beverage raw materials costs. Our food and beverage operations and potential revenues from them were limited in 2000 and 1999 by the contractual restrictions imposed by the Louisiana Gaming Control Board in accordance with the terms of the Gaming Act. These restrictions were lessened effective April 1, 2001 as a result of negotiations with the Louisiana Gaming Control Board during the first quarter of 2001.

         RETAIL, PARKING, AND OTHER EXPENSES. In 2001, we incurred retail, parking and other expenses of $4.0 million, resulting in retail, parking and other operating profit of $6.8 million. Retail, parking, and other expenses in 2001 decreased by 3.8% due to lower labor costs related to operational efficiencies achieved through improved staffing and scheduling practices.

         In 2000, we incurred retail, parking and other expenses of $4.1 million, resulting in retail, parking and other operating profit of $5.7 million. In 1999, we incurred retail, parking and other expenses of $1.2 million, resulting in retail, parking and other operating profit of $619,000. Retail, parking and other operating expenses primarily consisted of the cost of retail merchandise sold and expenses related to operating the Casino's two parking facilities and providing an employee cafeteria.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased for the year ended December 31, 2001, primarily due to negotiated price reductions related to various administrative services provided by Harrah's Entertainment as well as a reduction in costs associated with public relations efforts, advertising and live entertainment. During 2001, we incurred charges totaling $2.0 million relating to severance and contract termination costs.

         In 2000 and 1999, we incurred general and administrative expenses of $86.4 million and $16.0 million, respectively. General and administrative expenses consist primarily of city rental payments, salaries and wages of administrative staff, advertising expenses, entertainment costs, and legal and professional fees.

         DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation expense decreased in 2001 due to the reduced basis of our assets as a result of the provision for asset impairment recorded in December 2000. In 2000 and 1999, we incurred depreciation and amortization expenses of $26.3 million and $5.1 million, respectively.

         PROVISION FOR ASSET IMPAIRMENT. We periodically evaluate whether events and circumstances have occurred that indicate that certain assets may not be recoverable. Management concluded from the results of an evaluation in late 2000 that a significant impairment of our long-lived assets had occurred and that an impairment charge was required. Accordingly, during the fourth quarter of 2000, we recorded an impairment charge of approximately $255.9 million and an additional $2.9 million for the write-down of assets to be disposed of during 2000. See Note 3 to the consolidated financial statements for a discussion of our asset impairment adjustments.

         PRE-OPENING EXPENSES. In 1999, we incurred pre-opening expenses of $35.2 million consisting primarily of salaries and wages, legal and professional fees, costs incurred to recruit and train employees to work in the Casino and pre-opening marketing expenses.

         REORGANIZATION EXPENSES. During 2001, we incurred reorganization expenses of $101.0 million. These expenses included a $90.3 million charge to reflect the write off of the unamortized balance of the discount of the senior subordinated notes, which were cancelled as a result of our Plan of Reorganization. The remaining expenses consisted primarily of consulting and legal fees, and costs associated with retention bonuses.

         PRECONFIRMATION CONTINGENCIES. During 2001, our 1998 bankruptcy preconfirmation contingencies were reduced by $1.8 million due to changes in estimates. During 1999, our 1998 bankruptcy preconfirmation contingencies were reduced by $1.6 million due to a change in estimate. The remaining liability represents management's assessment of the unresolved 2001 bankruptcy claims.

         OTHER INCOME (EXPENSE). In 2001, 2000 and 1999, we incurred interest charges of $8.5 million, $46.7 million and $6.9 million, respectively. On January 4, 2001, we filed a voluntary bankruptcy petition and ceased recording interest expense related to our long-term debt and other obligations, except for the debtor-in-possession loans made during the bankruptcy proceedings upon which interest accrued through March 29, 2001, the effective date of our Plan of Reorganization. The decrease in 2001 interest expense is due to the early extinguishment of debt on March 29, 2001. Subsequent to March 29, 2001, we incurred interest charges related to our $35.0 million revolving credit facility and $124.5 million Senior Notes due 2008 of $8.0 million.

         Prior to October 28, 1999, the Company capitalized all interest charges. In 2000 and from January 1, 1999 to October 27, 1999, we capitalized interest of $140,000 and $21.7 million, respectively.

         For the years of 2001, 2000 and 1999, we generated interest income of $437,000, $413,000 and $412,000, respectively, attributable primarily to overnight repurchase investments of balances in our operating and capital reserve accounts. In 2001, we generated other income of $1.1 million related to the gain recognized on the sale of our Canal Place parking lot property.

         EXTRAORDINARY GAIN ON EARLY EXTINGUISHMENT OF DEBT. During the first quarter of 2001, we recorded an extraordinary gain on the early extinguishment of our debt of $213.4 million. This gain arises from the discharge of $317.0 million of outstanding principal and interest due to non-affiliates under our senior subordinated notes with contingent payments due 2009, convertible junior subordinated debentures and our non-affiliate bank term loans in exchange for new debt and equity securities with a fair value of $103.6 million.

         INFLATION. To date, we believe inflation has not had a material impact on our operations.

LIQUIDITY AND CAPITAL RESOURCES

         Our Plan of Reorganization reflects reorganization of our debt and capital structure, in conjunction with a reduction in our $100 million minimum annual payment to the State of Louisiana, a reduction in rent and certain other charges imposed by the City of New Orleans and relief from certain operating restrictions. The timing of our filing for reorganization, January 4, 2001, was in part the result of our need to conclude our reorganization process prior to March 31, 2001 to meet the obligations imposed by our casino operating contract with the State of Louisiana and prevent closure of the Casino.

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

         WORKING CAPITAL FOR OPERATIONS. In 2001, net cash flow provided by operations was $7.4 million. In 2000 and 1999, net cash flow used in operations was $60.4 million and $38.9 million, respectively. A number of our contractual agreements prior to our restructuring contained provisions that allowed us to defer payment of certain operating expenses to help minimize our use of funds prior to March 29, 2001. As of March 29, 2001, we had deferred a total of $45.6 million of payments to our manager, Harrah's Operating Company and Harrah's Entertainment under the terms of the various agreements. Additionally, a total of $28.5 million in interest payments related to our Senior Subordinated Notes Due 2009 with contingent payments and our Convertible Junior Subordinated Debentures had been paid in kind since October 1998. Under our credit agreement in place prior to the bankruptcy and reorganization, $25.0 million was available for working capital purposes under our revolving line of credit, which amount was also used to partially cover operating losses. As of March 29, 2001, the outstanding balance under the revolving line of credit was $25.0 million, including outstanding letters of credit of $1.7 million.

         Under the HET/JCC agreement in effect prior to the bankruptcy, advances by Harrah's Entertainment and Harrah's Operating Company under the minimum payment guaranty constituted a demand obligation and were secured by first priority liens on our assets. During various periods in 2001 and 2000, under the terms of the minimum payment guaranty, HOCI began making the minimum daily payments of approximately $274,000 due to the Louisiana Gaming Control Board under our casino operating contract in order to provide us with necessary working capital. As of March 29, 2001, Harrah's Entertainment and Harrah's Operating Company had advanced

$51.8 million to the Louisiana Gaming Control Board on our behalf under the minimum payment guaranty. Prior to the date of our bankruptcy filing on January 4, 2001, the principal balance outstanding was subject to interest at LIBOR plus 1%; subsequent to this date, the principal balance outstanding was subject to interest at Prime plus 2% (10.0% as of March 29, 2001), which brought the total balance due to $53.8 million including principal and interest.

         In connection with our Plan of Reorganization, the claims of the various debt holders, including the claims of our senior noteholders, our bank term loans, our revolving credit facility and the amounts funded by Harrah's Entertainment pursuant to its guarantee, were settled in exchange for 1) the Senior Notes issued by our subsidiary, Jazz Casino Company, LLC, with a face amount of $124.5 million, and 2) approximately 12.4 million shares of our Common Stock. We also entered into an agreement with Harrah's Entertainment to provide us with a new $35 million revolving line of credit for the purpose of providing working capital for the business. The unsecured claims resulting from amounts owed to parties under the previous deferral arrangements were also eliminated.

         This significant reduction in debt, coupled with the reduction in the minimum annual payment to the Louisiana Gaming Control Board and other adjustments to our operating expenses, resulted in a positive impact to cash flow for the nine months following the restructuring. For the nine months since the reorganization (April 1 through December 31, 2001), net cash flow provided by operations was $13.8 million.

         Our Senior Notes provide for quarterly interest payments at a rate equal to LIBOR plus 2.75% annually. During the first year, 50% of the interest payments on the notes may be paid in kind at the borrower's option. Our new revolving credit agreement requires that we pay 50% of the interest payments on the Senior Notes during the first year in kind. As of December 31, 2001, we have paid $3.4 million in cash interest and paid $3.1 million in interest in kind by issuing additional Senior Notes. Principal payments on these notes are to be made semi-annually on November 15 and May 15 of each year commencing November 2002. Until May 2005, the payments are calculated at 50% of semi annual free cash flow, as defined in the Indenture governing our Senior Notes. Commencing September 30, 2005, principal payments of $1.5 million per quarter are due, with one final payment of all amounts due at March 31, 2008.

         Our new revolving credit agreement is provided by Harrah's Operating Company and provides an available line of credit of up to $35 million, with a letter of credit sublimit of $10 million. Interest is payable at LIBOR plus 3%. The facility matures on March 30, 2006, subject to extension until March 30, 2007 at our option. The revolver will be used to fund our operating needs that are not fulfilled by cash flows from operations of our Casino. As of March 1, 2002, there were no outstanding borrowings and $700,000 in outstanding letters of credit issued under this revolving credit facility.

         In addition to the capital and debt changes to our structure outlined above, some material reductions to our operating expense structure came about as a result of the implementation of our Plan of Reorganization, as discussed below.

         The gaming payments to the State of Louisiana required by our casino operating contract were reduced to the greater of 21.5% of gross gaming revenue or (i) $50 million in the first year ended March 31, 2002, and $60 million each fiscal year thereafter, or (iii) the sum of a sliding scale of gross gaming revenues that begins at 21.5% for gross gaming revenues up to $500 million and escalates to a high of 29% for revenues in excess of $900 million. The casino operating contract requires a rolling three year guaranty of this amount, with an initial four year unconditional guaranty. In connection with our Plan of Reorganization, we entered into the HET/JCC Agreement, pursuant to which Harrah's Entertainment has agreed to provide the initial four year unconditional guaranty of the required minimum payment to the State of Louisiana. Harrah's Entertainment will receive an annual fee from Jazz Casino in exchange for providing this guaranty. The obligations under this guaranty are secured by, among other things, a first lien on substantially all of our assets.

         Additionally, in connection with our Plan of Reorganization, the City of New Orleans agreed to reduce the payments and other impositions required in connection with our lease with the City by $5 million per year. We entered into the amended ground lease whereby the City of New Orleans had agreed to designate the sources of the savings within 120 days from March 15, 2001, which date was later extended by 30 days. On August 15, 2001, the special development projects committee of the City Council recommended reductions to the Council with which we disagreed. Subsequently, we filed a motion with the Bankruptcy Court asking it to review the proposed reductions for their consistency with our Plan of Reorganization. Over the following months we worked with the special development projects committee to develop a list of lease modifications and other items that we could agree upon, and on January 17, 2002, the City Council approved an ordinance and lease amendments that delineate these changes as outlined below. Each item agreed upon either reduces payments required under the amended ground lease, or lifts some operating restriction that we believe will result in improved operating performance by providing cost savings other than the lease payments or by providing additional revenue opportunities. The following is a summary of the material items agreed upon:

                  o Jazz Casino granted an annual credit of $2.1 million in property tax reduction toward the total reduction, including the property tax reduction achieved in 2001;

                  o A small lot on the corner of Fulton and Poydras Streets, which was previously conveyed by Jazz Casino's predecessors to the City of New Orleans, will be returned to Jazz Casino either in fee title, if the law allows, or pursuant to a ninety-nine year lease, independent of the amended ground lease;

                  o A lease amendment that commits the City to support, assist and cooperate with the development of a hotel on the Fulton Street property;

                  o A City commitment to support, assist and cooperate with our efforts to obtain approvals and permits for all future development. The agreement places time limits on Rivergate Development Corporation review and approval when such is necessary for City permitting;

                  o Jazz Casino gained permission to own and operate two courtesy cars and one courtesy bus. The agreement stipulates that if permits are unreasonably denied, Jazz Casino may deduct payments of up to $1 million from the minimum rent payment to the City;

                  o The language of the amended ground lease was conformed to reflect the recent changes in Louisiana law with respect to food services, hotel development and providing complimentary services;

                  o A number of significant adjustments to the reporting, record keeping and other administrative requirements of the open access program and plans, designed to facilitate participation by minorities, women and disadvantaged persons and business enterprises in developing, constructing and operating the Casino, which will result in cost savings and reduction of exposure for defaults under that plan;

                  o The City will agree to a reduction in the number of parking spaces required to be dedicated to Casino use provided we demonstrate that they are not needed to meet Casino use. As a result, any spaces freed up by the reduction, up to 700 spaces, may be rented by Jazz Casino to third parties under week-day parking contracts, which would provide additional revenue to us; and

                  o Mutual waivers of any defaults that any parties can allege up to the effective date of the amendments and a requirement of the dismissal of all legal proceedings filed by any parties as a result of the $5 million reduction issue.

         On January 28, 2002, the Mayor of New Orleans signed the ordinance effecting the above changes and on February 7, 2002, the lease amendment was signed by all parties.

         Since emerging from bankruptcy, we have continued to seek ways to improve the financial performance of the Casino to assist in making the Company financially stable over the long term. After extensive analysis and evaluation concerning operating efficiencies, we have, among other things, reduced the Casino's work force by eliminating 148 positions on July 17, 2001. Our agreements with the State preclude us from reducing our employment levels below certain thresholds, which were calculated based on employment and compensation levels at the Casino during March 2001. In addition, our agreement with the City creates certain obligations with respect to employment levels. There are no pending City or State actions regarding our current employment levels.

         We currently expect payments on our short-term obligations to be made from cash flows from operations. Even taking into consideration the reduced liabilities and operating expenses as a result of the reorganization, and further reductions in operating expenses post-restructuring, we cannot assure that we will have sufficient liquidity to meet our long-term obligations.

         LOSSES BEFORE INTEREST, INCOME TAXES, DEPRECIATION, AND AMORTIZATION. Losses before interest, income taxes, depreciation, and amortization ("EBITDA"), adjusted for certain non-recurring items for 2001, 2000 and 1999 was $2.2 million, $60.3 million, and $12.0 million, respectively. EBITDA adjusted for certain non-recurring items for the nine months ended December 31, 2001 (since the reorganization) was a positive $12.7 million. The improvement in EBITDA is related primarily to the decrease in the minimum annual payment to the State of Louisiana of $35.6 million for this period, accompanied by operating efficiencies achieved in Casino operations.

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

         Under our amended management agreement, there are performance targets that the Manager must meet for each twelve month period ended March 31, beginning with the twelve months ended March 31, 2002. Under the terms of the amended management agreement, failure to meet these targets, unless such failure is the result of a force majeure as defined in the management agreement, could result in termination of the agreement. The targets, which have been previously established for the first three fiscal periods, are based on a calculation of earnings before interest, income taxes, depreciation, amortization and management fees, adjusted for certain state and city costs, and corporate overhead costs ("Adjusted EBITDAM"). For the twelve months ended March 31, 2002, the target Adjusted EBITDAM is 85% of $115.2 million, or $97.9 million. For the nine months ended December 31, 2001, Adjusted EBITDAM was $77.9 million.

         CAPITAL EXPENDITURES. Pursuant to our amended and restated ground lease with the Rivergate Development Corporation and the City of New Orleans, our management agreement with Harrah's New Orleans Management Company and our casino operating contract, we established a capital replacement fund to fund the capital expenditures necessary to operate the Casino. We were contractually required to fund monthly payments into the capital replacement fund in an aggregate amount equal to $3 million for the first 12 months following the Casino's opening, $4 million for the second 12 months following the Casino's opening, $5 million for the third 12 months following the Casino's opening, and 2% of the gross revenues of the Casino for each fiscal year thereafter. As of December 31, 2001, we had deposited $7.4 million into the interest-bearing capital reserve account and expended approximately $4.5 million.

         As a result of our Plan of Reorganization, we are now free to expand our seated buffet facilities from 250 to 400 seats and develop a full service restaurant with seating for 150 people. We have not yet determined how much capital will be required to expand our dining facilities, but we are in the process of finalizing plans and budgets for this expansion. We intend to commence such expansion during 2002. The funds for such expansion and development will need to be obtained from cash flow from operations or external financing.

         CAPITAL RESOURCES FOR DEVELOPMENT ACTIVITIES. In addition to the gaming related entertainment offered at the Casino, as funding and circumstances may permit, we plan to develop additional real estate in New Orleans for entertainment and other uses that support the Casino. The second floor of our Casino was constructed to the point at which the shell of the structure was complete when the Casino opened in October 1999. The Casino's second floor was planned to ultimately consist of approximately 130,000 square feet of multipurpose non-gaming entertainment space.

         We have spent approximately $1.7 million through December 31, 2001 towards developing a master plan for the build out and leasing of the second floor of the Casino for non-gaming uses and for construction-related work that needed to take place on the second floor of the Casino prior to opening the Casino in order to prevent disruption to the Casino's gaming operations. We presented a preliminary master plan governing the use of the second floor of the Casino to the City of New Orleans on February 22, 2000 and are currently considering alternatives for financing the remainder of this development. Without additional financing, we will be unable to build-out and develop the second floor of the Casino. Other than the proceeds from the sale of land mentioned below, we have not obtained sufficient financing to fund these developments, and cannot assure that we will ever be able to do so.

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

         We also own the city block of historical buildings across the street from the Casino and its garages, which we have planned to either sell or to develop into entertainment or other uses that support the Casino. At this time, we have not completed our plans and have not obtained financing for this development.

         CAPITAL RESOURCES FOR CONSTRUCTION PROJECTS. From October 30, 1998 until the Casino's opening on October 28, 1999, our principal capital requirements related to constructing the Casino. As of December 31, 2001, all construction and pre-opening invoices had been paid. However, there were several remaining unresolved creditor claims from the 1995 bankruptcy of our predecessor, Harrah's Jazz Company, which also became claims in the 2001 bankruptcy. These claims have since been resolved and paid from funds previously set aside.

         SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Certain of our accounting policies, including the estimated lives assigned to our assets, the evaluation of uncollectible accounts receivable, preconfirmation contingencies, self insurance accruals, note discount, valuation allowance for deferred taxes, and asset impairment require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided to us by our customers and information available from other outside sources, as appropriate. To provide an understanding of the methodology we apply, our significant accounting policies are discussed where appropriate in this discussion and analysis and in the notes to our consolidated financial statements. See Note 2 to the consolidated financial statements for a summary of our significant accounting policies.

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS. In the first quarter of 2001, the Emerging Issues Task Force ("EITF") reached a consensus on certain issues in EITF 00-22 "Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." EITF 00-22 requires that cash rebates or refunds be shown as a reduction of revenues effective for quarters ending after February 15, 2001. In 2001, the EITF also reached a consensus on certain issues in EITF 00-14 "Accounting for Certain Sales Incentives." EITF 00-14 requires that the reduction in or refund of the selling price of the product or service resulting from any cash sales incentive should be classified as a reduction in revenues effective no later than in annual or interim financial statements for the periods beginning after December 15, 2001. We adopted the consensus provisions of EITF 00-22 and EITF 00-14 in the first quarter 2001 and the fourth quarter 2001, respectively. To be consistent with the 2001 presentation, various "cash back" rewards and cash sales incentives, previously shown as casino expenses, were reclassified as a reduction in revenues in 2000 and 1999. This did not have any effect on previously reported operating income (loss) or net income (loss). The cash back rewards and cash sales incentives for 2001, 2000, and 1999 were $18.6 million, $19.0 million, and $899,000, respectively.

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

SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. We are evaluating the impact of the adoption of those standards and have not yet determined the effect of adoption on our financial position and results of operations. Management does not believe these Standards will have a significant impact on our financial position and results of operations.

         SFAS No. 143, "Accounting for Asset Retirement Obligations", was issued during June 2001. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. Management does not believe this Standard will have a significant impact on our financial position and results of operations.

         SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued during August 2001. SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. Management does not believe this Standard will have a significant impact on our financial position and results of operations.

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

         o increase taxes on riverboat casinos (such a bill passed in March 2001);

         o        permit dockside riverboat gaming (such a bill passed in March
                  2001);

         o        limit credit that may be extended by casinos;

         o        mandate payout schedules for slot machines; and

         o        limit days and hours of casino operations.

         We cannot be certain that Louisiana will not subsequently enact new legislation that modifies or revokes our right to conduct gaming activities or otherwise materially and adversely affects our business and operations. For example, in the spring of 1996, the Louisiana legislature passed legislation that called for a parish-by-parish referendum to decide, on an item-by-item basis, whether riverboat gaming, video poker gaming and, in Orleans Parish, a land-based casino should be permitted to operate in the parish. Although, on November 5, 1996, voters in Orleans

Parish elected to permit land-based casino gaming, riverboat gaming and video poker gaming in Orleans Parish, if similar legislation is enacted in the future, it could lead to the Casino's gaming operations being suspended or permanently prohibited. In addition, the State of Louisiana could increase competition by authorizing additional riverboats or other forms of gaming or other land-based casinos in Orleans Parish or elsewhere in Louisiana. For example, in 1997, the Louisiana legislature authorized the use of slot machines at racetracks in three parishes in Louisiana (but not Orleans Parish) subject to a 15,000 square foot limitation, and in 2001 it passed legislation authorizing dockside gaming. In addition, other legislative changes, such as broadened food service restrictions, could materially and adversely affect our business, financial condition and results of operations.

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

         We and our debt and equity holders (resulting from our Plan of Reorganization) could be the subject of regulatory enforcement actions. The Louisiana Gaming Control Board is empowered to sanction Jazz Casino, JCC Holding, the Manager, holders of debt and equity of Jazz Casino and its affiliates, including JCC Holding, and people that hold permits, licenses or that are required to be found suitable by the Louisiana Gaming Control Board for violations of the Gaming Act and the rules and regulations promulgated thereunder. If Jazz Casino, Jazz Casino's employees, JCC Holding or the Manager fails to comply with the Gaming Act, its rules and regulations or regulatory requirements in our casino operating contract, including suitability requirements, it could materially and adversely affect us and holders of our debt and equity. For example, we could be subject to fines, suspension of our rights granted by the casino operating contract and, under certain circumstances, revocation or termination of our casino operating contract. In addition, if any holder of our debt instruments or equity is required to be suitable and fails to be found suitable, the holder may be required to sell or otherwise divest such securities at substantially below-market prices.

         We may not be able to enforce our contractual rights against the State of Louisiana. Under our casino operating contract, we are entitled to bring an action to compel specific performance or any other remedy permitted or provided by law if the Louisiana Gaming Control Board breaches the contract and fails to cure the breach. In the spring of 1996, however, the Louisiana legislature enacted a bill that purports to amend the Gaming Act to provide the State of Louisiana and all of its subdivisions (including the Louisiana Gaming Control Board) with immunity from suit and liability for any action or failure to act on the part of Louisiana or any of its political subdivisions (including the Louisiana Gaming Control Board). We cannot assure you that in the event we seek to enforce our rights under the casino operating contact, a court would allow the suit to proceed. If the Louisiana Gaming Control Board fails to comply with the casino operating contract, it could materially and adversely affect our business, financial condition and results of operations. This adverse affect would be exacerbated if a court applied the immunity statute.

         Our operations could be subject to future federal legislation. In 1996, Congress enacted a law creating a federal commission to study the economic and social impact of gaming and report its findings to Congress and the President. A report was issued by the commission in June 1999. We cannot determine the possible impact of this report on future legislation that may impact the gaming industry. We cannot be certain that the report will not result in new laws or regulations that would adversely impact the gaming industry in general and the Casino in particular.

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

WE MAY NOT BE ABLE TO RENEW OUR MINIMUM PAYMENT GUARANTY

         Under the terms of our casino operating contract, as amended pursuant to our Plan of Reorganization, we are required to pay at least $50 million per year in our first year of operations and at least $60 million per year for each year thereafter to the State of Louisiana. In addition, at the beginning of each casino operating contract fiscal year there must be in place at least 36 months of third party guaranteed minimum payments to the State. Harrah's Entertainment and Harrah's Operating Company agreed to post the guaranty for four years through March 31, 2005, but not for the entire term of the casino operating contract. On or before March 31, 2003 we are required to cause a third party to post a guaranty of the minimum payment for the casino operating contract fiscal year beginning April 1, 2005 and ended March 31, 2006. This renewal requirement continues for each year that we operate, subject to certain limitations. There can be no assurance that we will be able to obtain a minimum payment guarantor for a renewal period during the term of our casino operating contract.

LACK OF PROFITABILITY

         We cannot predict the number of visitors to the Casino, their propensity to wager or the success of land based gaming in New Orleans, a market that did not include significant land based gaming operations before 1999. For the years ended December 31, 2001, 2000, and 1999, we sustained net operating losses of $15.5 million, $345.9 million, and $54.2 million, respectively. Since the opening through the quarter ended June 30, 2001 we did not post a positive operating cash flow. Throughout these time periods our revenues were lower than expected relative to our fixed and variable expenses. In addition, despite achieving operating income for the quarter ended September 30, 2001, we reported a net loss for that quarter as a result of our significant debt service. Third quarter operating results were weaker than expected, primarily due to decreased tourist and conventioneer traffic in New Orleans, coupled with the adverse effects on tourism of the terrorist attacks in the United States on September 11, 2001. We have taken actions to reduce our variable expenses, including a reduction in personnel, but revenues have continued to fall short of our projections. While we have also taken action to increase our revenues through marketing initiatives, player incentives, customer service initiatives and other means we cannot predict the results of these efforts. As a result, there can be no assurance that we will be able to operate the Casino in a profitable manner.

JAZZ CASINO MAY HAVE NO RECOURSE IF ADDITIONAL LAND-BASED CASINOS ARE PERMITTED

         The Gaming Act presently restricts land-based casino gaming in Orleans Parish to the site on which the Casino is presently located, at the foot of Canal and Poydras Streets on the site of New Orleans' former Rivergate Convention Center. However, we cannot assure that the State of Louisiana will not enact future legislation that would permit competing land-based casinos at other sites or in parishes other than Orleans Parish, including other parishes in the New Orleans metropolitan area. If an additional land-based casino gaming establishment is authorized to operate in Orleans Parish, Jazz Casino would not have to pay the Louisiana Gaming Control Board the compensation required under the provisions of its casino operating contract, although this obligation may resume pursuant to the terms of the casino operating contract. Additional land-based casino operations could materially and adversely affect the Casino's operations by increasing the amount of competition it faces.

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

WE MAY NOT BE ABLE TO DEVELOP CERTAIN OF OUR PROPERTIES

         We cannot complete our anticipated build-out of the non-gaming tenant improvements on the second floor of the Casino until, among other things, the master plan governing the use of the second floor is approved, tenant leases are obtained, the necessary financing is secured and a conditional use permit is obtained. In addition, we will be unable to develop the property located on Fulton and Poydras Streets for entertainment uses that support the Casino until, among other things, we obtain the necessary financing. We have not completed plans for the development of this property. We may not be able to obtain the necessary financing and satisfy the other conditions to developing the non-gaming tenant improvements on the second floor of the Casino, including any restaurant facilities we may wish to develop to take advantage of the newly lessened restrictions on our provision of restaurant facilities, or the property located on Fulton and Poydras Streets. The failure to develop these properties could materially and adversely affect our ongoing business, financial condition and results of operations.

THE MANAGER AND CERTAIN OF OUR DIRECTORS HAVE CONFLICTS OF INTERESTS REGARDING THE CASINO

       Harrah's Entertainment owns or controls (indirectly through one or more subsidiaries or affiliates) dockside casinos in Vicksburg and Tunica, Mississippi, Shreveport and two riverboat casinos in Lake Charles, Louisiana. These casinos, together with other casinos that Harrah's Entertainment (or one or more of its subsidiaries or affiliates) may develop, compete with the Casino at a regional level. Harrah's Entertainment also owns or controls (indirectly through one or more subsidiaries or affiliates) casinos in the five major Nevada and New Jersey gaming markets, which casinos compete with the Casino on a national basis. Currently, the Chairman of our board of directors, Mr. Philip G. Satre, is also (1) the Chairman of the Board and Chief Executive Officer of Harrah's Entertainment, and (2) the Chairman of the Board and Chief Executive Officer of Harrah's New Orleans Management Company. Eddie N. Williams is a director on our board and a director of Harrah's Entertainment. Anthony Sanfilippo, a director on our board, is also the President of the Central Division of Harrah's Entertainment, and President and Chief Operating Officer of Harrah's New Orleans Management Company. Under Jazz Casino's management agreement with the Manager, the Manager, a wholly-owned subsidiary of Harrah's Entertainment, has been exclusively responsible for supervising and managing the Casino. As a result of Harrah's Entertainment's ownership of casinos that may, or currently, compete with our casino, together with its ownership of the Manager and the positions held by Messrs. Satre and Sanfilippo as officers or directors of Harrah's Entertainment, and by Mr. Williams, as a director of Harrah's Entertainment, a conflict of interest may be deemed to exist by reason of such persons' access to our information and business opportunities, any or all of which could be useful to one or more of Harrah's Entertainment's competing casinos. The indenture governing the Senior Notes, our credit agreement and our management agreement with the Manager each have imposed restrictions on our ability to enter into transactions with affiliates, including Harrah's Entertainment. In addition, our board of directors has implemented procedures that require transactions with Harrah's Entertainment and its affiliates to be approved by disinterested directors. We cannot assure, however, that the restrictions in these agreements or these procedures will successfully resolve conflicts of interest confronting, or which may confront, us. Refer to Note 8 to the consolidated financial statements for disclosure of related party transactions.

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

         We have a significant amount of indebtedness, which accrues interest at variable rates. As of December 31, 2001, the aggregate face amount of our outstanding indebtedness was $127.6 million. The interest rate of our variable rate indebtedness will fluctuate with changes in the LIBOR rate applicable under our credit agreement. A change in either the base rate or LIBOR under our credit agreement will affect the interest rate at which indebtedness outstanding under the credit agreement accrues. As a result, a significant increase in LIBOR could materially and adversely affect our financial position and results of operations. For example, a 50 basis point movement in interest rates would result in an approximate $638,000 annualized increase or decrease in interest expense based on the outstanding balance of our variable rate indebtedness as of December 31, 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of JCC Holding Company
New Orleans, LA

         We have audited the accompanying consolidated balance sheets of JCC Holding Company and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2001, 2000, and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         As discussed in Note 1, the Company filed for reorganization under Chapter 11 of the Federal Bankruptcy Code on January 4, 2001. The Bankruptcy Court entered an order confirming the plan of reorganization, which became effective on March 29, 2001. The consequences of this bankruptcy proceeding have been reflected in the accompanying financial statements as of the effective date of reorganization.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of JCC Holding Company and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.


/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 22, 2002

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                          DECEMBER 31,     DECEMBER 31,
                                                                              2001             2000
                                                                          ------------     ------------
                               ASSETS
Current Assets:
   Cash and cash equivalents (includes restricted
        cash of $3,253 and $2,113, respectively)                          $     41,702     $     26,626
   Accounts receivable, net of allowance for doubtful
        accounts of $4,022 and $1,958, respectively                              3,414            6,272
   Inventories                                                                     639              685
   Prepaids and other assets                                                     2,162            3,678
   Property available for sale                                                      --            4,831
                                                                          ------------     ------------
             Total current assets                                               47,917           42,092
                                                                          ------------     ------------
Property and Equipment:
   Buildings on leased land                                                    129,027          128,936
   Furniture, fixtures and equipment                                            28,406           22,492
   Property held for development                                                10,708           10,689
   Leasehold improvements                                                          284              245
   Construction in progress                                                        309               89
                                                                          ------------     ------------
             Total                                                             168,734          162,451
   Less - accumulated depreciation                                             (35,253)         (25,561)
                                                                          ------------     ------------
             Net property and equipment                                        133,481          136,890
                                                                          ------------     ------------
Other Assets:
   Deferred operating contract cost, net of accumulated
        amortization of $4,351 and $3,269, respectively                         24,454           25,536
   Lease prepayment, net of accumulated
        amortization of $1,082 and $816, respectively                            6,046            6,312
   Deferred charges and other, net of accumulated
        amortization of $2,320 and $1,567, respectively                         11,225           10,631
                                                                          ------------     ------------
             Total other assets                                                 41,725           42,479
                                                                          ------------     ------------
             Total Assets                                                 $    223,123     $    221,461
                                                                          ============     ============

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Short-term borrowings                                                  $         --     $     23,250
   Accounts payable - trade                                                      2,196              844
   Accrued interest                                                                 --            7,025
   Accrued expenses                                                             17,231           12,301
   Due to affiliates                                                             4,591           64,806
   Preconfirmation contingencies                                                   900            2,212
   Other                                                                         2,036            1,977
                                                                          ------------     ------------
             Total current liabilities                                          26,954          112,415
                                                                          ------------     ------------
Long-term debt, net of discount (including debt to affiliates of
        $43,824 and $31,947, respectively)                                     105,676          396,412
Due to affiliates                                                                2,050           20,968
Other long-term liabilities                                                        428              339

Commitments and Contingencies
Stockholders' Equity (Deficit):
   Common Stock:
      Common Stock (40,000 shares authorized; 12,386 shares
         issued and outstanding; par value $.01 per share)                         124               --
      Unclassified Common Stock (40,000 shares authorized; none
         issued and outstanding; par value $.01 per share)                          --               --
      Class A Common Stock (20,000 shares authorized;
         5,778 shares issued and outstanding;
         par value $.01 per share)                                                  --               58
      Class B Common Stock (20,000 shares authorized; 4,453 shares
         issued and outstanding; par value $.01 per share)                          --               45
   Additional paid-in capital                                                  413,150          108,269
   Accumulated deficit                                                        (325,259)        (417,045)
                                                                          ------------     ------------
         Total stockholders' equity (deficit)                                   88,015         (308,673)
                                                                          ------------     ------------
         Total Liabilities and Stockholders' Equity (Deficit)             $    223,123     $    221,461
                                                                          ============     ============

See Notes to Consolidated Financial Statements.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                      ----------------------------------------------
                                                          2001             2000             1999
                                                      ------------     ------------     ------------
Revenues:
    Casino                                            $    242,950     $    245,473     $     38,005
    Food and beverage                                       21,673           20,356            3,693
    Retail, parking and other                               10,816            9,821            1,819
    Less - casino promotional allowances                   (36,792)         (33,536)          (3,260)
                                                      ------------     ------------     ------------
       Total net revenues                                  238,647          242,114           40,257
                                                      ------------     ------------     ------------
Operating Expenses:
   Direct:
      Casino                                               147,077          196,185           34,114
      Food and beverage                                     15,791           16,131            2,875
      Retail, parking and other                              3,977            4,133            1,200
   General and administrative                               75,538           86,387           16,046
   Depreciation and amortization                            11,812           26,339            5,107
   Provision for asset impairment                               --          258,812               --
   Pre-opening expenses                                         --               --           35,160
                                                      ------------     ------------     ------------
      Total operating expenses                             254,195          587,987           94,502
                                                      ------------     ------------     ------------

Operating Loss                                             (15,548)        (345,873)         (54,245)
                                                      ------------     ------------     ------------
Reorganization Expenses                                   (101,029)              --               --
Preconfirmation Contingencies                                1,824               --            1,562

Other Income (Expense)
   Interest expense, net of capitalized interest            (8,495)         (46,668)          (6,869)
   Interest and other income                                 1,586              413              412
                                                      ------------     ------------     ------------
       Total other income (expense)                         (6,909)         (46,255)          (6,457)
                                                      ------------     ------------     ------------
Loss Before Taxes and Extraordinary Item                  (121,662)        (392,128)         (59,140)

Income Tax Benefit                                              --           37,900               --
                                                      ------------     ------------     ------------
Loss Before Extraordinary Item                            (121,662)        (354,228)         (59,140)
                                                      ------------     ------------     ------------
Extraordinary Gain on Early Extinguishment of Debt         213,448               --               --
                                                      ------------     ------------     ------------
Net Income (Loss)                                     $     91,786     $   (354,228)    $    (59,140)
                                                      ============     ============     ============

Per Share Data:
   Loss Before Extraordinary Item                     $      (9.82)    $     (34.79)    $      (5.88)

   Extraordinary Gain on Early Extinguishment of
      Debt                                                   17.23               --               --
                                                      ------------     ------------     ------------
   Basic Net Income (Loss)                            $       7.41     $     (34.79)    $      (5.88)
                                                      ============     ============     ============

   Weighted Average Shares Outstanding                  12,386,200       10,180,505       10,055,140
                                                      ============     ============     ============

See Notes to Consolidated

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                                 (IN THOUSANDS)


                                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                                          -------------------------------------
                                                                                            2001             2000        1999
                                                                                          ---------      ---------    ---------
Cash Flows From Operating Activities:
  Net income (loss)                                                                       $  91,786      $(354,228)   $ (59,140)
  Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                                          11,812         26,339        5,107
      Amortization of note discount                                                          92,008          5,369          765
      Extraordinary gain on early extinguishment of debt                                   (213,448)            --           --
      Deferred rent                                                                             322          1,624          226
      Provision for bad debts                                                                 2,426          1,770           --
      Write-off of preconfirmation contingencies                                             (1,824)            --       (1,562)
      Provision for asset impairment                                                             --        258,812           --
      Deferred income taxes                                                                      --        (37,900)          --
      Amortization of unearned compensation                                                      --             --          259
      (Gain) loss on sale of property and equipment                                          (1,167)            --           27
      Changes in operating assets and liabilities:
         Accounts receivable                                                                    431         (4,865)      (3,134)
         Inventories                                                                             46           (331)        (354)
         Prepaids and other assets                                                            1,516           (918)      (1,062)
         Accounts payable - trade                                                             1,352         (1,168)       1,369
         Accrued interest                                                                        --         19,523       (5,855)
         Accrued expenses                                                                     4,930         (7,652)      16,336
         Preconfirmation contingencies                                                         (256)          (821)      (2,084)
         Due to Affiliates                                                                   16,591         34,090        8,224
         Other current liabilities                                                               58            (31)       2,009
         Payment of liabilities subject to compromise due to reorganization activities:
            Reorganization costs, excluding amortization of note discount of $90,314         10,715             --           --
            Payment of reorganization costs                                                  (9,947)            --           --
                                                                                          ---------      ---------    ---------
         Net cash flows provided by (used in) operating activities                            7,351        (60,387)     (38,869)
                                                                                          ---------      ---------    ---------

Cash Flows From Investing Activities:
  Capital expenditures                                                                       (2,671)        (3,408)    (130,552)
  Proceeds from sale of property                                                              5,998             --        6,042
  Increase in deferred charges and other assets                                              (1,347)        (1,218)      (8,492)
                                                                                          ---------      ---------    ---------
         Net cash flows provided by (used in) investing activities                            1,980         (4,626)    (133,002)
                                                                                          ---------      ---------    ---------
Cash Flows From Financing Activities:
  Net short-term borrowings                                                                      --          7,400       15,850
  Proceeds from notes payable - affiliate                                                     5,745         49,552        1,204
  Proceeds from issuance of long-term debt                                                       --             --      163,998
                                                                                          ---------      ---------    ---------
        Net cash flows provided by financing activities                                       5,745         56,952      181,052
                                                                                          ---------      ---------    ---------
Net increase (decrease) in cash and cash equivalents                                         15,076         (8,061)       9,181

Cash and cash equivalents, beginning of period                                               26,626         34,687       25,506
                                                                                          ---------      ---------    ---------
Cash and cash equivalents, end of period                                                  $  41,702      $  26,626    $  34,687
                                                                                          =========      =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
      Interest                                                                            $   3,417      $  15,519    $  10,473
Noncash investing and financing activities:
      Increase in long-term debt for payment-in-kind interest payments                    $   3,083      $  14,578    $  14,013
      Capitalized interest                                                                $      --      $     140    $  18,924
      Issuance of restricted stock awards                                                 $      --      $     199    $     527
      Amortization of note discount                                                       $      --      $      --    $   2,771

See Notes to Consolidated Financial Statements.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                                 (IN THOUSANDS)


                                                                      COMMON STOCK
                                          ------------------------------------------------------------------------
                                                   NEW                   CLASS A                   CLASS B           ADDITIONAL
                                          ---------------------   ----------------------    ----------------------     PAID-IN
                                           SHARES      AMOUNT      SHARES       AMOUNT       SHARES       AMOUNT       CAPITAL
                                          ---------   ---------   ---------    ---------    ---------    ---------   ----------
Balance -- January 1, 1999                       --   $      --       5,547    $      55        4,453    $      45    $ 107,987
Restricted stock activity                        --          --          92            1           --           --          526
Other                                            --          --          (1)          --           --           --           25
Net loss                                         --          --          --           --           --           --           --
                                          ---------   ---------   ---------    ---------    ---------    ---------    ---------
Balance -- December 31, 1999                     --          --       5,638           56        4,453           45      108,538
                                          ---------   ---------   ---------    ---------    ---------    ---------    ---------
Restricted stock activity                        --          --         140            2           --           --         (269)
Net loss                                         --          --          --           --           --           --           --
                                          ---------   ---------   ---------    ---------    ---------    ---------    ---------
Balance -- December 31, 2000                     --          --       5,778           58        4,453           45      108,269
                                          ---------   ---------   ---------    ---------    ---------    ---------    ---------
Forgiveness of affiliate debt in
   exchange for new common stock and
   Senior Secured Notes due 2008 and
   cancellation of class B common stock       6,069          61          --           --       (4,453)         (45)     260,380
Forgiveness of non-affiliate debt in
   exchange for new common stock and
   Senior Secured Notes due 2008 and
   cancellation of class A common stock       6,317          63      (5,778)         (58)          --           --       44,501
Net income                                       --          --          --           --           --           --           --
                                          ---------   ---------   ---------    ---------    ---------    ---------    ---------
Balance -- December 31, 2001                 12,386   $     124          --    $      --           --    $      --    $ 413,150
                                          =========   =========   =========    =========    =========    =========    =========



                                             ACCUMULATED        UNEARNED
                                              DEFICIT         COMPENSATION          TOTAL
                                            ------------      ------------      ------------
Balance -- January 1, 1999                  $     (3,677)     $         --      $    104,410
Restricted stock activity                             --              (268)              259
Other                                                 --                --                25
Net loss                                         (59,140)               --           (59,140)
                                            ------------      ------------      ------------
Balance -- December 31, 1999                     (62,817)             (268)           45,554
                                            ------------      ------------      ------------
Restricted stock activity                             --               268                 1
Net loss                                        (354,228)               --          (354,228)
                                            ------------      ------------      ------------
Balance -- December 31, 2000                    (417,045)               --          (308,673)
                                            ------------      ------------      ------------
Forgiveness of affiliate debt in
   exchange for new common stock and
   Senior Secured Notes due 2008 and
   cancellation of class B common stock               --                --           260,396
Forgiveness of non-affiliate debt in
   exchange for new common stock and
   Senior Secured Notes due 2008 and
   cancellation of class A common stock               --                --            44,506
Net income                                        91,786                --            91,786
                                            ------------      ------------      ------------
Balance -- December 31, 2001                $   (325,259)     $         --      $    (88,015)
                                            ============      ============      ============

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


NOTE 1. ORGANIZATION, BASIS OF PRESENTATION AND BANKRUPTCY IN JANUARY 2001

Organization. JCC Holding Company ("JCC Holding") was incorporated under Delaware law on August 20, 1996 in contemplation of succeeding to all of the assets and liabilities of Harrah's Jazz Company, a general partnership, which filed for relief under the United States Bankruptcy Code on November 22, 1995. JCC Holding conducts business through its wholly-owned subsidiaries, Jazz Casino Company, L.L.C., a Louisiana limited liability company ("Jazz Casino"), JCC Development Company, L.L.C., a Louisiana limited liability company ("JCC Development"), JCC Canal Development, L.L.C., a Louisiana limited liability company ("Canal Development") and JCC Fulton Development, L.L.C., a Louisiana limited liability company ("Fulton Development" and, together with JCC Holding, Jazz Casino, JCC Development and Canal Development, the "Company"). Except as otherwise noted for purposes of this report, references to the words "we", "us" and "our" refer to JCC Holding Company together with each of its subsidiaries.

On October 30, 1998, in accordance with the Harrah's Jazz Company Joint Plan of Reorganization confirmed by the United States Bankruptcy Court, we became the successor to the operations of Harrah's Jazz Company. In connection with the Harrah's Jazz Company plan of reorganization, JCC Holding issued an aggregate of 10 million shares of its capital stock consisting of both class A and class B common stock. The former bondholders of Harrah's Jazz Company received class A common stock, which constituted approximately 52% of the issued and outstanding class A and class B common stock. In addition, the former bondholders also received their pro rata share of (i) $187.5 million in aggregate principal amount of Jazz Casino's senior subordinated notes with contingent payments, and
(ii) Jazz Casino's senior subordinated contingent notes (see Note 6). Harrah's Entertainment, Inc. ("Harrah's Entertainment" or "HET") acquired beneficial ownership of class B common stock which constituted approximately 43% of the issued and outstanding class A and class B common stock. In accordance with the American Institute of Certified Public Accountants' Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), we adopted "fresh start reporting" on October 30, 1998 because owners immediately before filing and confirmation of the Harrah's Jazz Company plan of reorganization received less then 50% of the voting shares of the emerging entity.

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

Our Plan of Reorganization, which was approved by the Bankruptcy Court on March 19, 2001 and was consummated on March 29, 2001 (the "Effective Date"), resulted in, among other things, elimination of our then existing common stock and debt securities and the issuance of new common stock and debt securities to certain creditors. The accounting consequences of our bankruptcy proceeding are reflected in the financial statements as of the Effective Date of our reorganization. From January 1, 2001 through March 29, 2001, the Consolidated Statements of Operations includes only five days of interest expense on our old long-term debt and other obligations, except for debtor-in-possession loans made during the bankruptcy proceedings upon which interest accrued through March 29, 2001, the Effective Date of our reorganization. The interest charges incurred contractually from January 4, 2001 through March 29, 2001, but not recorded as a result of our bankruptcy proceeding, totaled $15.6 million. The cancellation of non-affiliate debt and related accrued interest resulted in an extraordinary gain as of the Effective Date. During 2001, we recorded an extraordinary gain on the early extinguishment of our debt of $213.4 million. This gain arises from the discharge of $317.0 million of outstanding principal and interest due to non-affiliates under our senior subordinated notes with contingent payments due 2009, bank term loans, and convertible junior subordinated debentures, in exchange for new debt and equity securities with a fair value of $103.6 million. In addition, the cancellation of non-affiliate and affiliate debt and other obligations resulted in an increase of $304.8 million to additional paid in capital as of the Effective Date of our reorganization. We did not meet the requirements to utilize fresh start reporting, since our holders of existing voting shares immediately before confirmation received more than 50 percent of voting shares of the emerging entity. Therefore, in accordance with SOP 90-7 our liabilities compromised by the confirmed Plan of Reorganization have been stated at the present value of the amounts to be paid, reorganization expenses have been separately disclosed and the forgiveness of affiliate and non-affiliate debt has been reported as an adjustment to additional paid in capital and an extraordinary item, respectively, in the Consolidated Financial Statements.

         The key components of our Plan of Reorganization were:

             o The reduction of our annual minimum payment obligations to the Louisiana Gaming Control Board to the greater of 21.5% of gross gaming revenue or a minimum payment of $50 million commencing April 1, 2001, through March 31, 2002, and $60 million each casino operating contract fiscal year thereafter. Harrah's Entertainment and Harrah's Operating Company, Inc., a wholly-owned subsidiary of Harrah's Entertainment, ("Harrah's Operating Company" or "HOCI") have provided a new minimum payment guaranty to the Louisiana Gaming Control Board, which secures Jazz Casino's annual minimum payment obligation to the Louisiana Gaming Control Board for an initial four year period through March 31, 2005 pursuant to a new agreement among Harrah's Entertainment and Harrah's Operating Company and our subsidiary Jazz Casino (the "new HET/JCC Agreement") (see Notes 8 and 10).

             o Our Plan of Reorganization also took into account a reduction of at least $5 million in payments, taxes, administrative and operational costs and/or other expenses that were paid or incurred at least annually under the ground lease with the City of New Orleans and the Rivergate Development Corporation or as a result of obligations imposed or created by the ground lease, whether to the City, the Rivergate Development Corporation or others (see Note 9).

             o    Cancellation of all existing class A and class B common stock.

             o Issuance of 12,386,200 shares of new common stock to various creditors as described below.

             o In consideration of, among other things, 1) Harrah's Entertainment's and Harrah's Operating Company's consent to the cancellation and extinguishment of all claims against us arising under our Revolving Credit Facility, the Tranche A-2 Term Loan, the Tranche B-2 Term Loan, the Slot Lease, the Junior Subordinated Credit Facility, the Completion Loan Guarantee, and the JCC Development promissory note; 2) Harrah's New Orleans Management Company, Inc.'s, and its affiliates' agreement to waive all claims relating to existing defaults under our Management Agreement, the Administrative Services Agreement, the Forbearance Agreement, and any other pre-petition claims against us; 3) Harrah's Crescent City Investment Company's consent to waive the Warrant Agreement; and 4) Harrah's Operating Company's agreement to contribute the slot machines used in our Casino to us, Harrah's Entertainment received 6,069,238 shares (49%) of our new common stock.

             o Holders of claims arising under Tranche B-1 of the Bank Credit Facilities received 1,734,068 shares (14%) of our new common stock.

             o Holders of claims arising under our senior subordinated notes received 4,582,894 shares (37%) of our new common stock.

             o We issued new term notes, the Senior Notes due 2008, in the aggregate amount of $124.5 million (face value), which will mature seven years from their issuance and bear interest at The London

                  Interbank Offered Rate ("LIBOR") plus 275 basis points. The holders of claims arising under Tranches A-1, A-3 and B-1 of the Bank Credit Facilities received $55.0 million in Senior Notes; Harrah's Entertainment and its affiliates, as holders of claims arising under the HET/JCC Agreement and Tranche A-2 of the Bank Credit Facilities received $51.6 million in Senior Notes; and holders of claims arising under the senior subordinated notes received $17.9 million in Senior Notes.

             o All holders of Casino operation related unsecured claims were paid, in cash, the full amount of their claims.

Upon the filing of our petitions for Chapter 11 reorganization, we required funds to meet certain post-petition financial obligations, including the minimum daily payments required under our casino operating contract and the payment obligations arising under our ground lease with Rivergate Development Corporation and the City of New Orleans. To meet those cash needs, we arranged for a debtor-in-possession financing facility provided by Harrah's Entertainment and its affiliates, the terms of which were negotiated with Harrah's Entertainment prior to the date of filing our bankruptcy petition. Under this facility, the interest rate was Prime plus 3% (11% as of March 29, 2001). In 2001, we borrowed $6.3 million under this facility, of which $2.1 million was repaid in cash and the remaining balance of principal and related accrued interest was eliminated in accordance with the Plan of Reorganization.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of JCC Holding Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows and consolidated balance sheets, cash and cash equivalents include highly liquid investments with original maturities of three months or less. As of December 31, 2001, restricted cash includes approximately $3.2 million of contributions to the capital replacement fund (see Notes 9 and 10) and $43,000 of contributions to the Open Access Program public support efforts (see Note
10). As of December 31, 2000, restricted cash includes approximately $1.9 million of unused contributions to the capital replacement fund, $184,000 of contributions to the Open Access Program public support efforts and $8,000 of construction escrow funds.

Inventories. Inventories, which consist primarily of food, beverage, operating supplies and retail items, are stated at average cost.

Property and Equipment. Property and equipment are stated at cost, except for adjustments related to fresh start reporting in 1998 and adjustments related to asset impairment in 2000 (see Note 3). Improvements and repairs that extend the life of the asset are capitalized. Maintenance and repairs are expensed as incurred. Interest is capitalized on constructed assets at the Company's overall weighted average rate of interest. No interest was capitalized in 2001. Capitalized interest amounted to $140,000 and $21.7 million in 2000 and 1999, respectively.

Depreciation is calculated using the straight-line method over the shorter of the estimated useful lives of the assets, the related lease term, or the life of the amended casino operating contract as follows:

Buildings on leased land             25 years
Leasehold improvements               9 years
Furniture, fixtures and equipment    3 to 7 years

Property held for development is valued at the lower of cost or estimated fair value. Costs incurred in developing these properties, not in excess of their fair values, are capitalized. On October 15, 2001, we sold the Canal Place property for approximately $6 million and recognized a $1.1 million gain recorded in other income.

Deferred Operating Contract Cost. Deferred operating contract cost consists of payments, net of adjustments related to asset impairment (see Note 3) and of adjustments related to fresh start reporting in 1998, to the Louisiana Economic Development and Gaming Corporation (see Note 10) required under the original casino operating contract between Harrah's Jazz Company and the Louisiana Economic Development and Gaming Corporation, which commenced on July 15, 1994, and is being amortized on the straight-line basis over the period from October 28, 1999 through July 24, 2024, the life of the amended and renegotiated casino operating contract dated October 30, 1998 among Harrah's Jazz Company, Jazz Casino and the State of Louisiana, by and through the Louisiana Gaming Control Board. The amended and renegotiated casino operating contract, which was entered into in connection with the Harrah's Jazz Company plan of reorganization, modified the original casino operating contract between Harrah's Jazz Company and the Louisiana Economic Development and Gaming Corporation and is referred to herein as the amended casino operating contract. This contract was subsequently amended as a result of our Plan of Reorganization as discussed in Note 10.

Lease Prepayment. Lease prepayment includes a non-refundable initial payment, net of adjustments related to fresh start reporting in 1998 and adjustments related to asset impairment (See Note 3), required under the original ground lease for the site on which the Casino has been constructed (see Note 9) and is being amortized on a straight-line basis over 25 years, the life of the amended casino operating contract.

Revenue Recognition and Promotional Allowances. Jazz Casino recognizes the net win from gaming activities (the difference between gaming wins and losses) as casino revenues. Casino revenues are net of accruals for anticipated payouts of progressive slot machine jackpots and certain progressive table game payouts. Such anticipated jackpots and payouts are reflected as other current liabilities in the accompanying consolidated balance sheets. Food and beverage, parking, retail, and other revenues are recognized as services are provided. The estimated value of beverages, food, parking, retail and other items, which are provided to customers without charge or in exchange for total reward points, has been included in revenues and a corresponding amount has been deducted as a promotional allowance. We reflect "cash back" rewards and cash sales incentives as a reduction of revenues in promotional allowances. "Cash back" rewards and cash sales incentives for the years ended December 31, 2001, 2000, and 1999 were $18.6 million, $19.0 million and $899,000 respectively.

The estimated costs of providing such complimentary services are included in Casino costs and expenses and for the years ended December 31, 2001, 2000, and 1999 are as follows:



                    2001              2000             1999
                 ------------     ------------     ------------
                                (in thousands)

Beverage         $     10,335     $      5,700     $        893
Food                    4,607            1,900               --
Parking                 4,178            1,100              235
Retail Items              610              500               39


Under the amended Gaming Act and its rules and regulations, subsequent to the effective date of our Plan of Reorganization, we are still restricted from freely offering complimentary or discounted food and lodging to the general public except under limited circumstances. Under the terms of the amended casino operating contract, in effect for the three months ended March 31, 2001 and years ended December 31, 2000 and 1999, Jazz Casino was not allowed to give away or subsidize food from the Casino's buffet and is prohibited from developing on-site lodging. In order to compensate for these limitations and offer its patrons the integrated Casino, dining and entertainment experience, the Casino offers its patrons complimentary meals, hotel rooms, transportation, entertainment, and other amenities at various local establishments. The expense related to providing these external complimentary services are included in casino costs and expenses and totaled $32.7 million in 2001, $20.8 million in 2000 and $4.5 million for the period from October 28, 1999 to December 31, 1999.

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

Preconfirmation Contingencies. Preconfirmation contingencies as of December 31, 2001, represent estimated amounts owed to creditors of Jazz Casino under its Plan of Reorganization. Preconfirmation contingencies as of

December 31, 2000 represent amounts owed to creditors of the predecessor company, Harrah's Jazz Company, which were transferred to the Company under the Harrah's Jazz Company Plan of Reorganization. During 2001 and 1999, preconfirmation contingencies were reduced by $1.8 million and $1.6 million, respectively, due to changes in estimates. This amount is included as a reorganization item in the Consolidated Statements of Operations.

Amortization of Note Discount. The discount associated with Jazz Casino's Senior Notes and senior subordinated notes with contingent payments (see Note 6) are amortized using the interest method. Our interest expense for 2001, 2000 and 1999 includes amortization of the note discount of $1.7 million, $5.4 million and $3.5 million, respectively.

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

Net Income (Loss) Per Share. We account for net income (loss) per share under the provisions of SFAS No. 128, "Earnings Per Share." This standard requires dual presentation of net income per common share and net income per share assuming dilution on the face of the statement of operations. Basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per common share assume that any dilutive convertible debentures outstanding at the beginning of each year were converted at those dates, with related interest and outstanding common shares adjusted accordingly. Jazz Casino's convertible junior subordinated debentures (see Note 6) were not included in the computation of diluted earnings per common share for 2000 and 1999 because it would have resulted in an antidilutive effect. Diluted earnings per common share also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock warrants and stock options for which market price exceeds exercise price, less shares which could have been purchased by us with related proceeds. Since the exercise price associated with the warrant issued to Harrah's Crescent City Investment Company (see Note 12) is above the market price of the class A common stock, it was not dilutive in 2000 and 1999. In 2001, the net income (loss) per share was not dilutive.

Stock-Based Compensation. In 1999, we adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock-based compensation. The disclosures are presented in Note 11. We continue to account for stock-based compensation using the intrinsic value method as prescribed under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

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

Fair Value of Financial Instruments. SFAS No. 107, "Disclosure About Fair Value of Financial Instruments", requires certain disclosures regarding the fair value of financial instruments. Current assets and current liabilities, including due to affiliates, are reflected in the consolidated financial statements at fair value because of the short-term maturity of these instruments, except for certain balances as of December 31, 2000 including short-term borrowings, due to affiliates and accrued interest which had a fair value of $17.6 million, $50.0 million and $2.3 million, respectively, based on the Plan of Reorganization. The fair value of long-term other assets and liabilities, excluding debt and due to affiliates, closely approximates their carrying value (see Note 6). We use quoted market prices, when available, or discounted cash flows to calculate these fair values.

Segment Information. Our principal line of business is casino and entertainment development.

Recently Issued Accounting Pronouncements. In the first quarter of 2001, the Emerging Issues Task Force ("EITF") reached a consensus on certain issues in EITF 00-22 "Accounting for "Points" and Certain Other Time-Based and Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." EITF 00-22 requires that cash rebates or refunds be shown as a reduction of revenues effective for quarters ending after February 15, 2001. In 2001, the EITF also reached a consensus on certain issues in EITF 00-14 "Accounting for Certain Sales Incentives." EITF 00-14 requires that the reduction in or refund of the selling price of the product or service resulting from any cash sales incentive should be classified as a reduction in revenues effective no later than in annual or interim financial statements for the periods beginning after December 15, 2001. We adopted the consensus provisions of EITF 00-22 and EITF 00-14 in the first quarter 2001 and the fourth quarter 2001, respectively. To be consistent with the 2001 presentation, various "cash back" rewards and cash sales incentives, previously shown as casino expenses, were reclassified as a reduction in revenues in 2000 and 1999. This did not have any effect on previously reported operating income (loss) or net income (loss). The cash back rewards and cash sales incentives for 2001, 2000, and 1999 were $18.6 million, $19.0 million, and $899,000, respectively.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." Both statements were issued in June 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interests method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Management does not believe these Standards will have a significant impact on our financial position and results of operations.

SFAS No. 143, "Accounting for Asset Retirement Obligations", was issued during June 2001. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. Management does not believe this Standard will have a significant impact on our financial position and results of operations.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued during August 2001. SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. Management does not believe this Standard will have a significant impact on our financial position and results of operations.

Reclassifications. Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

NOTE 3. ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

We account for impairment of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." On December 27, 2000, we received notice from Harrah's Entertainment, Inc. and Harrah's Operating Company that they would not provide the minimum payment guaranty required under the terms of our casino operating contract. Accordingly, management reviewed its long-lived assets and identifiable intangibles and determined an impairment had occurred. The estimated fair value of the assets was determined by management using judgment and a reorganization value determined in consultation with an independent firm. During the fourth quarter of 2000, we recorded an impairment charge and wrote down approximately $255.9 million of impaired long-lived assets. The write down included $177.4 million of buildings on leased land, $19.2 million of furniture, fixtures and equipment, $293,000 of leasehold improvements, $138,000 of construction in progress, $39.9 million of deferred operating contract costs, $9.9 million of lease prepayments and $9.1 million of deferred charges and other long lived assets. Generally, fair value represents our expected future cash flows from the use of the long-term assets, discounted at a rate commensurate with the risks involved. Considerable management judgment is necessary to estimate the fair value of our long-lived assets. Accordingly, actual results may vary from management's estimates. In addition, for the year ended December 31, 2000, we recorded asset impairment adjustments of $2.9 million to write down furniture, fixtures and equipment to be disposed of to their net realizable value. There were no impairment charges for the year ended December 31, 2001.

NOTE 4. ACCRUED EXPENSES

Accrued expenses as of December 31 consist of the following:


                                               2001        2000
                                             -------     -------
                                               (In thousands)
Payroll & related benefits                   $ 7,604     $ 7,348
State gaming minimum payment                   2,646       1,096
Orleans Parish School Board contribution       2,025       2,000
Professional fees                              1,000         483
Marketing and advertising expenses               889         326
Accrued taxes, excluding income taxes            876         294
Hotel rooms & catering                           572         412
Other                                          1,619         342
                                             -------     -------
     Total                                   $17,231     $12,301
                                             =======     =======

NOTE 5. SHORT-TERM BORROWINGS

We have $35 million available for working capital purposes under a new revolving line of credit provided by Harrah's Entertainment with a letter of credit sublimit of $10 million. Our new revolving line of credit bears interest at a rate of LIBOR plus 3.00% per annum and will mature in 2006 subject to extension until March 30, 2007 at our option. The obligations under the new revolving line of credit are secured by substantially all of our assets (except our casino operating contract with the State of Louisiana and the revenue share payments due to the State of Louisiana thereunder) and the Casino's bankroll. Our new revolving line of credit is secured on a second lien priority basis, junior only to a lien securing certain obligations under the new HET/JCC Agreement pursuant to which Harrah's Entertainment agreed to provide a minimum payment guaranty. As of December 31, 2001, Jazz Casino had no outstanding borrowings under this revolving line of credit and had outstanding letters of credit of $700,000.

Pursuant to our cancelled credit agreement dated as of October 29, 1998 among Jazz Casino, as borrower, JCC Holding, as guarantor, and a syndicate of lenders led by Bankers Trust Company, Jazz Casino had obtained a $25 million revolving line of credit, which would have terminated in January 2006. Letters of credit could be drawn on the available balance under this credit facility up to $10 million. Under the revolving line of credit, the interest rate on the Eurodollar loans ranged from LIBOR plus 2.50% to LIBOR plus 3.50% and the interest rate on the base rate loans was prime plus 1.0% less than the applicable margin on the Eurodollar loans. As of December 31, 2000, Jazz Casino had outstanding borrowings of $23.3 million and outstanding letters of credit of $1.7 million under this revolving line of credit. On the Effective Date, this revolving line of credit was cancelled. The weighted average interest rates on our outstanding short-term borrowings during the years ended December 31, 2001 and 2000 were 9.64% and 9.56%, respectively. Refer to Note 6 for a discussion of the former guaranty related to the revolving line of credit.

NOTE 6. LONG-TERM DEBT AND OTHER FINANCING AGREEMENTS

         Long-term debt consisted of the following as of December 31:


                                                                     2001          2000
                                                                 ------------  ------------
                                                                       (In thousands)
Senior secured notes due 2008, ("Senior Notes")
     5.4% (b), LIBOR plus 2.75%(c)                               $    127,603  $         --
Unamortized note discount                                             (21,927)           --
                                                                 ------------  ------------
                                                                      105,676            --
                                                                 ------------  ------------
Term loans:
     Tranche A-1, 8.00% (a), (LIBOR plus 1%)(e)                            --        10,000
     Tranche A-2, 9.75% (a), (LIBOR plus 2.5% to 3.5%)(d)(e)               --        20,000
     Tranche A-3, 8.00% (a), (LIBOR plus 1%)(e)                            --        30,000
     Tranche B-1, 9.50% (a), (LIBOR plus 2.5%)(e)                          --        30,000
     Tranche B-2, 9.75% (a), (d)(e)                                        --       121,500
                                                                 ------------  ------------
                                                                           --       211,500
                                                                 ------------  ------------

Senior subordinated notes with contingent
     payments, 6.10% (a)                                                   --       211,305
Unamortized note discount                                                  --       (90,365)
                                                                 ------------  ------------
                                                                           --       120,940
                                                                 ------------  ------------

Senior subordinated contingent notes                                       --            --

Convertible junior subordinated debentures, 8.00%(a)                       --        32,025

Junior subordinated credit facility-affiliate, 8.00%(a)                    --        25,167

Completion Loan - affiliate, 8.00%(a)                                      --         5,127

Promissory note - affiliate, 9.00%(a)                                      --         1,653

                                                                 ------------  ------------
Total long-term debt                                             $    105,676  $    396,412
                                                                 ============  ============


----------

(a) Represents the interest rate for the respective debt agreement in effect as of December 31, 2000.

(b) Represents the interest rate for the respective debt agreements in effect as of December 31, 2001.

(c)      The Senior Notes pay interest quarterly at LIBOR plus 2.75% annum.

(d) The applicable interest rate on tranche B-2 on borrowings up to $10 million was LIBOR plus Harrah's Entertainment's applicable margin then in effect, which represents Harrah's Entertainment's current interest rate on its credit facility. Borrowings in excess of $10 million accrued interest at LIBOR plus 2.5% to LIBOR plus 3.5%.

(e) The interest rate on the term loans maintained as base rate loans was the sum of (i) the applicable base interest rate and (ii) that percentage (not below 1.0%) which was 1.0% less than the margin for loans of such Tranche maintained as Eurodollar loans.

Senior Notes

On the Effective Date, the existing long-term debt was cancelled. In connection with the cancellation of this debt and certain other obligations, Senior Notes were issued by Jazz Casino Company in the aggregate principal (face) amount of $124.5 million that will mature seven years after the Effective Date (see Note 1 and 9). The Senior Notes pay interest quarterly at LIBOR plus 2.75% per annum. In the first year, one half of the interest payments on the Senior Notes may be paid in kind and added to the principal at our option. Principal payments on the Senior Notes will be amortized as follows: zero in the first year; 50% of free cash flow (as defined in the Senior Note agreement) in the second through fourth years; and $6 million annually in the fifth through seventh years, with all remaining unpaid principal payable at maturity. As of the effective date, we considered the variable interest rate on the new term notes to be lower than prevailing interest rates for debt with similar terms and credit ratings. In accordance with Statement of Position 90-7, the new term notes were valued based on discounting concepts to approximate their fair value (12.5% discount rate). We are also subject to numerous debt covenants under the new term note agreement, including restrictions on, among other things, certain payments, transactions with affiliates, dividends, liens, incurrence of additional indebtedness, asset sales, mergers and consolidations, payment of certain indebtedness, capital expenditures, and investments or loans. JCC Holding Company and all of its wholly owned subsidiaries have fully and unconditionally guaranteed on a joint and several basis Jazz Casino's obligations under the Senior Notes (see Note 13).

Pursuant to the terms of the indenture for our Senior Notes, revolving credit agreement, and HET/JCC Agreement, we are restricted from paying dividends on the Common Stock to our stockholders, or from setting aside funds for this purpose. The payment of cash dividends, if any, will be made only from assets legally available for that purpose (i.e. net profits or capital surplus), and will depend on our financial condition, results of operations, current and anticipated capital requirements, restrictions under then existing debt instruments and other factors deemed relevant by the board of directors.

As of December 31, 2001, Jazz Casino Company had paid $ 3.1 million in interest in kind and $ 3.4 million in cash interest on these Senior Notes.

Term Loans (Cancelled March 29, 2001)

Pursuant to the cancelled credit agreement dated as of October 29, 1998 among Jazz Casino, as borrower, JCC Holding, as guarantor, and a syndicate of lenders led by Bankers Trust Company, Jazz Casino had obtained and used a construction financing loan of $211.5 million under various term loans and up to $25 million of available working capital under a revolving line of credit (see Note 5). The term loans and the revolving line of credit were a single combined credit facility. As of December 31, 2000 and March 29, 2001, the outstanding balance of the term loans amounted to $211.5 million.

The scheduled quarterly repayments on these old notes were deferred for the first six semi-annual interest payment periods since interest on Jazz Casino's senior subordinated notes with contingent payments (see below) was paid in kind and the Harrah's New Orleans Management Company (the " Manager") had deferred its fees under the terms of its management agreement with Jazz Casino (see Note
8) and under the agreement (the "HET/JCC Agreement") among Jazz Casino, Harrah's Entertainment and Harrah's Operating Company, pursuant to which Harrah's Entertainment and Harrah's Operating Company had provided an initial guaranty in favor of the State of Louisiana by and through the Louisiana Gaming Control Board of a $100 million annual payment due to the State of Louisiana under the amended casino operating contract (see Note 10). Jazz Casino had included $13.4 million and $5.2 million of repayments due in 2001 and 2000 as long-term debt due to its intent to defer these repayments, prior to the Effective Date.

The tranche A term loans generally ranked senior to all existing and future indebtedness of Jazz Casino except certain obligations of Jazz Casino under the HET/JCC Agreement (see Note 8).

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

In conjunction with an amendment to our credit agreement, on September 1, 2000, Harrah's Operating Company purchased from our bank lenders approximately $145.5 million of our obligations outstanding at that time to the bank lenders, which amount it had previously guaranteed under the guaranty and loan purchase agreement. Harrah's Operating Company, agreed to provide the funding for the balance of our $25 million revolving line of credit as it was drawn from the banks.

On the Effective Date, this credit facility was cancelled and Senior Notes and new Common Stock were issued in the amount of $55.0 million (face value) and 1.7 million shares, respectively, to the syndicate of lenders and Senior Notes of $21.0 (face value) and 2.5 million shares of common stock to Harrah's Entertainment and its affiliates (see Note 1).

Senior Subordinated Notes and Contingent Notes (Cancelled March 29, 2001)

In connection with the Harrah's Jazz Company plan of reorganization, in 1998 Jazz Casino issued (1) $187.5 million aggregate principal amount of senior subordinated notes with contingent payments maturing in 2009, and (2) senior subordinated contingent notes maturing in 2009 pursuant to indentures, dated as of October 30, 1998, by and among Jazz Casino, as obligor, JCC Holding, JCC Development, Canal Development and Fulton Development, as guarantors, and Norwest Bank Minnesota, National Association, as Trustee. As of December 31, 2000 and March 31, 2001, the outstanding balance amounted to $211.3 million.

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

As of December 31, 2000, there were no amounts outstanding under the senior subordinated contingent notes or the contingent payments under the senior subordinated notes.

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

On the Effective Date, the senior subordinated notes with contingent payments and the senior subordinated contingent notes were cancelled. The senior subordinated noteholders received Senior Notes and new Common Stock in the amount of $17.9 million (face value) and 4.6 million shares, respectively. The senior subordinated contingent noteholders did not receive any Senior Notes or new Common Stock for the cancellation of this debt (see Note 1).

Convertible Junior Subordinated Debentures (Cancelled March 29, 2001)

On October 30, 1998, Jazz Casino issued to Bankers Trust Company, Donaldson, Lufkin & Jenrette Securities Corporation, Salomon Smith Barney Inc., BT Alex. Brown Incorporated and Bank One, $27,287,500 aggregate principal amount of its convertible junior subordinated debentures due 2010. The convertible junior subordinated debentures were scheduled to mature in May 2010. The convertible junior subordinated debentures bore interest at the rate of 8% per year, payable semi-annually in cash; provided, however, that Jazz Casino had the option of paying the interest on the debentures, in whole or in part, in kind rather than in cash (1) at any time on or prior to October 30, 2003, and (2) at any time thereafter if Jazz Casino did not make contingent payments with respect to the senior subordinated contingent notes on the immediately preceding interest payment date for the senior subordinated contingent notes. Jazz Casino had paid the first four interest payments amounting to $4.7 million in kind. The convertible junior subordinated debentures were unsecured obligations of Jazz Casino. The convertible junior subordinated debentures were convertible at the option of the holders, in whole or in part, at any time after October 1, 2002, into class A common stock or, after the Transition Date (as defined in the agreement), unclassified common stock of JCC Holding at a conversion price of $25.00 per share, subject to dilution and other appropriate adjustments.
As of December 31, 2000 and March 29, 2001, the outstanding balance amounted to $32.0 million.

On the Effective Date, the convertible junior subordinated debentures were cancelled. The holders of the convertible junior subordinated debentures did not receive any Senior Notes or new Common Stock for the cancellation of this debt (see Note 1).

Junior Subordinated Credit Facility (Cancelled March 29, 2001)

On October 30, 1998, Jazz Casino entered into a junior subordinated credit facility with Harrah's Entertainment and Harrah's Operating Company whereby Harrah's Operating Company agreed to make available to Jazz Casino up to $22.5 million of subordinated indebtedness to fund project costs to the extent that such costs exceeded amounts available under the term loans (excluding the tranche A-2 and tranche B-2 term loans), the proceeds from the issuance of the convertible junior subordinated debentures and the $15 million equity investment by Harrah's Crescent City Investment Company in JCC Holding on October 30, 1998. As of March 29, 2001, Jazz Casino had drawn $22.5 million under this facility.

The junior subordinated credit facility was unsecured. Amounts owed under the junior subordinated credit facility were due and payable six months following the maturity of the senior subordinated notes with contingent payments. Outstanding principal under the junior subordinated credit facility bore interest at the rate of 8% per year. Interest would be paid in cash and would be added to the outstanding principal amount if certain earnings before interest, income taxes, depreciation, and amortization ("EBITDA") tests were not met for the contingent payment periods or if Jazz Casino paid interest in kind on its senior subordinated notes with contingent payments after September 30, 2000. Jazz Casino paid the first interest payment due on September 30, 2000 amounting to $2.7 million under this facility in kind. As of December 31, 2000 and March 29, 2001, the outstanding balance amounted to $25.2 million.

On the Effective Date the junior subordinated credit facility was cancelled. The holders of the junior subordinated credit facility did not receive any Senior Notes or new Common Stock for the cancellation of this debt (see Note 1).

Completion Loan Agreement (Cancelled March 29, 2001)

On October 30, 1998, Jazz Casino entered into an amended and restated subordinated completion loan agreement with Harrah's Entertainment and Harrah's Operating Company under which any expenditure made by Harrah's Entertainment and Harrah's Operating Company under its completion guarantees, which were not also expenditures under our amended and restated construction lien indemnity agreement with Harrah's Operating Company, were deemed unsecured loans. The loans under the completion loan agreement bore interest at a rate of 8% per annum and were scheduled to mature on April 30, 2010. No fees were payable to Harrah's Entertainment and Harrah's Operating Company in connection with the completion guarantees. As of December 31, 2000 and March 29, 2001, the outstanding balance under the completion loan was $5.1 million.

On the Effective Date, the completion loan agreement was cancelled. The holders of the completion loan agreement did not receive any Senior Notes or new Common Stock for the cancellation of this debt (see Note 1).

Promissory Note (Cancelled March 29, 2001)

On October 26, 1999, JCC Development entered into a promissory note with Harrah's Operating Company that provided for borrowings up to $2 million. Borrowings under this loan accrued interest at 9% per year, and, at JCC Development's option, could be paid in cash or in kind. The entire unpaid balance of principal and interest was scheduled to be due on October 26, 2004. As of December 31, 2000 and March 29, 2001, JCC Development had outstanding borrowings under this note of $1.7 million, and had incurred interest costs of $140,000, which was capitalized in connection with its development activities.

On the Effective Date, the promissory note was cancelled. The holder of this promissory note did not receive any Senior Notes or new Common Stock for the cancellation of this debt (see Note 1).

As of December 31, 2001, maturities of long-term debt (by their original terms) are as follows:


                                 (In thousands)

2002                              $        --

2003                                       --

2004                                       --

2005                                    4,500

2006                                    6,000

Thereafter                            117,103

Unamortized Discount                  (21,927)
                                  -----------

Total Long-Term Debt              $   105,676
                                  ===========

Fair Value

The estimated fair values and carrying amounts of long-term debt and due to affiliates are as follows (in thousands):



                                            2001                           2000
                                -----------------------------   -----------------------------
                                 FAIR VALUE    CARRYING VALUE    FAIR VALUE    CARRYING VALUE
                                ------------   --------------   ------------   --------------
Senior notes due 2008           $     95,702    $    105,676              --              --
Senior subordinated notes
     with contingent                      --              --    $     46,182    $    120,940
     payments
Term loans                                --              --          72,238         211,500
Convertible junior
     subordinated debentures              --              --              --          32,025
Junior subordinated credit                --              --              --          25,167
     facility - affiliate
Completion loan - affiliate               --              --              --           5,127
Promissory note - affiliate               --              --              --           1,653
Long-term due to affiliates            2,050           2,050              --          20,968

The fair value of Jazz Casino's long-term debt and due to affiliates was determined using valuation techniques that considered cash flows discounted at current market rates and management's best estimate for instruments without quoted market prices.

NOTE 7. FEDERAL INCOME TAXES

For the years ended December 31, 2001, 2000, and 1999, the provision (benefit) for income tax is as follows:


                                  2001             2000             1999
                              ------------     ------------     ------------
Current income tax benefit    $    (24,752)    $    (52,769)    $    (22,881)
Deferred tax expense                24,752           14,869           22,881
                              ------------     ------------     ------------

Income tax benefit            $         --     $    (37,900)    $         --
                              ============     ============     ============

For the years ended December 31, 2001, 2000 and 1999 the effective income tax rate differs from the statutory federal income tax rate as follows:


                                      2001              2000               1999
                                  ------------      ------------      ------------
Statutory federal rate                   38.00%           (38.00%)          (38.00%)
State income taxes, net of
  Federal income tax benefit                --                --                --
Valuation allowance                     (44.68)            28.73             38.23
Net operating losses reduction            6.37                --                --
Permanent items                            .36             (0.40)            (0.23)
Other                                    (0.05)               --                --
                                  ------------      ------------      ------------

Effective tax rate                        0.00%            (9.67%)            0.00%
                                  ============      ============      ============

Significant components of net deferred tax liabilities as of December 31 consisted of the following:


                                                     2001         2000
                                                  ---------     ---------
                                                       (in thousands)
Deferred Tax Liabilities:
   Discount on debt                               $  (8,332)    $ (34,339)
   Capitalized interest                                  --          (410)
   Early extinguishment of debt                     (81,110)           --
   Original issue discount                               --        (1,717)
                                                  ---------     ---------
         Total                                      (89,442)      (36,466)
                                                  ---------     ---------

Deferred Tax Assets:
   Net operating loss                                97,061        76,936
   Basis difference in fixed assets                  78,067        88,288
   Basis difference in intangible assets             19,563        22,393
   Accrued reserves                                   2,726         1,354
   Contribution carryover                             1,111           709
   Stock compensation cost                               --            85
   Work opportunity and welfare-to-work credit          282           226
   Self insurance                                       609           753
   Valuation allowance                             (109,977)     (154,278)
                                                  ---------     ---------
         Total                                       89,442        36,466
                                                  ---------     ---------

         Net deferred tax liability               $      --     $      --
                                                  =========     =========

At December 31, 2001, we had a valuation allowance to reduce our net deferred taxes to zero. As of December 31, 2000, the valuation allowance was adjusted to reduce our net deferred taxes to zero, resulting in an income tax benefit of $37.9 million. The valuation allowance has been established against the net deferred tax asset as of December 31, 2001 and 2000 due to the uncertainty of sufficient future taxable income.

In connection with our reorganization, we had an ownership change as defined by Internal Revenue Code ("IRC") Section 382. Since the change occurred while under the jurisdiction of the bankruptcy court, the net operating loss limitations of IRC Section 382 do not apply. However, our net operating loss carryforwards must be reduced by certain interest expense previously deducted.

In addition, a deferred tax liability has been recorded in 2001 related to the extraordinary gain on debt extinguishment not recognized for tax purposes. As required for federal income tax purposes, we will reduce our tax attributes in an amount equal to the income not recognized. We, at our option, will reduce our net operating losses or our basis in depreciable property. Such election will be made with our 2001 federal income tax return.

As of December 31, 2001, we had a net operating loss carryforward for both regular tax and alternative minimum tax of $255.4 million that begins to expire in 2018. In addition, we had a charitable contribution carryforward of approximately $2.9 million that expires as follows: $0.2 million in 2004; $1.6 million in 2005; and $1.1 million in 2006.

We have tax credit carryforwards for the Work Opportunity Credit and the Welfare to Work Credit of $179,000 and $103,000, respectively, that begin to expire in 2019. For state income tax purposes, Jazz Casino and JCC Holding have net operating loss carryforwards of $254.6 million and $1.1 million, respectively, that begin to expire in 2013.

NOTE 8. RELATED PARTY TRANSACTIONS

Management and Administrative Services Agreements

The Casino's operations are managed by Harrah's New Orleans Management Company (the "Manager"), a wholly-owned subsidiary of Harrah's Entertainment, pursuant to the second amended and restated management agreement. Under the terms of the management agreement in effect prior to the Effective Date, the Manager was entitled to receive a management fee having two components. The first component was 3% of annual gross revenues of the Casino. The second component was an incentive based fee that was equal to 7% of certain consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") targets. In addition, the Manager was entitled to receive a travel fee equal to $100,000 per year, subject to adjustment based on changes in the Consumer Price Index and a "marketing contribution," which as of December 31, 2000 was an amount equal to 1.5% of the Casino's net revenues. The Manager had the ability to increase this marketing contribution from time to time to ensure that it generally equaled the fee charged to other participating casinos owned or managed in effect prior to the Effective Date by Harrah's Entertainment's affiliates. Under the terms of the management agreement, the management fee was deferred until such time as Jazz Casino met certain interest payment requirements under its various debt agreements.

Jazz Casino also contracted with Harrah's Operating Company to perform various administrative services pursuant to an administrative services agreement. The administrative service agreement, dated October 30, 1998, was renewable each year. Services to be provided under this agreement included accounting, computer processing, risk management, marketing and administration of certain human resource matters. The fees under the administrative agreement were negotiated annually and were to be paid monthly.

For the years ending December 31, 2001 and 2000, Jazz Casino incurred costs of $8.0 million and $21.9 million, respectively, under the above agreements.

During 2000, Jazz Casino leased certain employees from Harrah's Entertainment or its affiliates for approximately $174,000.

On the Effective Date, all fees under the old management agreement were waived and Jazz Casino entered into the amended management agreement. Under the amended management agreement, the Manager will continue to be responsible for and have authority over, among other things:

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

In addition, the Manager and Harrah's Operating Company shall continue to provide the administrative services formerly provided by Harrah's Operating Company under the administrative service agreement, which was terminated on the Effective Date, at no additional costs (other than for insurance and risk management services).

Under the amended management agreement on the Effective Date, as consideration for managing the Casino, the Manager is entitled to receive a management fee equal to thirty percent of earnings before interest, taxes, depreciation, amortization, and management fees ("EBITDAM"). Under the amended management agreement, Jazz Casino shall continue to reimburse Harrah's Entertainment for the cost of property level executive salaries and benefits and shall continue to reimburse Harrah's Entertainment for insurance related to the Casino. Neither the Manager or any of its affiliates shall be entitled to receive fees for services formerly provided under the administrative service agreement, which services shall be provided at no additional cost (see Note 1).

Our Manager continues to manage the Casino pursuant to our management agreement, which was amended in connection with our bankruptcy Plan of Reorganization. Under our Amended Management Agreement, we have the right to terminate the management agreement if the Casino fails to achieve earnings before interest, income taxes, depreciation, amortization and management fees, adjusted for certain state and city costs and corporate overhead costs ("Adjusted EBITDAM"), of not less than 85% of the specified target Adjusted EBITDAM for the twelve months ended March 31, 2002, 84% of the specified target Adjusted EBITDAM for the twelve months ended March 31, 2003, and 83% of the specified target Adjusted EBITDAM for the twelve months ended March 31, 2004 and thereafter. The targets of Adjusted EBITDAM for these first three fiscal periods, as specified in the management agreement, are $115.2 million, $127.4 million, and $134.3 million, respectively. For the twelve months ended March 31, 2002, the target Adjusted EBITDAM is 85% of $115.2 million, or $97.9 million. For the nine months ended December 31, 2001, Adjusted EBITDAM was $77.9 million.

For the year ended December 31, 2001, Jazz Casino incurred costs of $4.4 million under the Amended Management Agreement.

HET/JCC Agreement

On October 30, 1998, Jazz Casino entered into the HET/JCC Agreement with Harrah's Entertainment and Harrah's Operating Company, under which Harrah's Entertainment and Harrah's Operating Company had posted an initial payment guaranty for the benefit of the State of Louisiana by and through the Louisiana Gaming Control Board to assure payment of the minimum $100 million annual payment due to the State of Louisiana under Jazz Casino's amended casino operating contract. The amounts funded by Harrah's Entertainment to the Louisiana Gaming Control Board under this agreement took the form of a demand obligation by Jazz Casino to Harrah's Entertainment and first priority liens on our assets.

For the years ending December 31, 2001 and 2000, Jazz Casino incurred minimum payment guaranty fees of approximately $1.5 million and $6.0 million, respectively under the HET/JCC Agreement.

Under the terms of the minimum payment guaranty, on February 29, 2000, upon notice by the Louisiana Gaming Control Board that we had failed to make a daily payment, Harrah's Operating Company, Inc., began making the minimum daily payments of approximately $274,000 due to the Louisiana Gaming Control Board under the terms of our casino operating contract.

Because funding under the minimum payment guaranty would constitute a default under our credit agreement with our bank lenders if our reimbursement obligation to Harrah's Entertainment and Harrah's Operating Company under the HET/JCC agreement exceeded $5 million, at our request, our bank lenders granted us a limited waiver of the default subject to certain conditions. The waiver granted by the bank lenders allowed funding under the HET/JCC agreement of up to $40 million. This limit was reached on July 20, 2000, at which time we resumed making the minimum daily payments. On August 31, 2000, the credit agreement was amended to include additional waivers to allow Harrah's Entertainment and Harrah's Operating Company to advance up to an additional $10 million under the HET/JCC agreement, subject to certain limitations, including the requirement that we must first borrow all of the $25 million available under our revolving line of credit before additional amounts could be advanced under the minimum payment guaranty. As of December 31, 2000 and March 29, 2001, Harrah's Entertainment and Harrah's Operating Company had advanced $44.1 million and $45.5 million, respectively, to the Louisiana Gaming Control Board on our behalf under the minimum payment guaranty. The principal balance outstanding bore interest at LIBOR plus 1% (8.00% as of December 31, 2000).

On the Effective Date, the minimum payment loan along with the guaranty fees and related interest charges were cancelled and Harrah's Entertainment and Harrah's Operating Company received Senior Notes and new Common Stock in the amount of $30.6 million (face value) and approximately 3.1 million shares, respectively. In addition, Jazz Casino entered into the New HET/JCC Agreement pursuant to which Harrah's Entertainment will provide a minimum payment guaranty to the Louisiana Gaming Control Board. Jazz Casino has procured an initial rolling, four-year minimum payment guaranty guaranteeing the minimum payment required to be made to the Louisiana Gaming Control Board under the second and third amendments to the amended and renegotiated casino operating contract, and must provide rolling, three year minimum payment guaranties thereafter. The initial minimum payment guaranty will be provided by Harrah's Entertainment, and will guarantee the following amounts payable to the Louisiana Gaming Control Board:

     o   $50 million in the period April 1, 2001 to March 31, 2002;

     o   $60 million in the period April 1, 2002 to March 31, 2003;

     o   $60 million in the period April 1, 2003 to March 31, 2004; and

     o   $60 million in the period April 1, 2004 to March 31, 2005.

Harrah's Entertainment and Harrah's Operating Company will receive an annual guaranty fee in the amount of two percent of the total amount at risk at such time under the minimum payment guaranty. The guaranty fees for the period through March 31, 2002 shall be deferred and become payable in four equal installments due on March 31, 2002, March 31, 2003, March 31, 2004, and March 31, 2005, provided that any then unpaid installments of the deferred guaranty fee for the period through March 31, 2002 shall be due and payable in full upon any termination of the amended management agreement. For any periods after March 31, 2002, the guaranty fee is payable in four equal installments on June 30, September 30, December 31 and March 31 of that year. Advances made by Harrah's Entertainment on Jazz Casino's behalf pursuant to the new HET/JCC agreement shall bear interest at the rate specified for loans under the New Revolving Credit Facility (LIBOR plus 3.00% per annum) and shall be secured on a first lien priority basis by substantially all of the Debtors' assets (except the second and third amendments to the amended and renegotiated casino operating agreement, the Casino bankroll and the Gross Revenue Share Payments (as defined in Note 10)).

For the year ended December 31, 2001, Jazz Casino incurred minimum payment guaranty fees of $3.1 million under the new HET/JCC Agreement.

Junior Subordinated Credit Facility

Harrah's Entertainment and Harrah's Operating Company provided Jazz Casino with the $22.5 million junior subordinated credit facility (see Note 6). On the Effective Date, this Junior Subordinated credit facility was cancelled (see Note
1).

Promissory Note

Harrah's Operating Company provided JCC Development with a $2 million promissory note (see Note 6). On the Effective Date, this promissory note was cancelled (see Note 1).

Harrah's Entertainment Loan Guarantee

Harrah's Entertainment and Harrah's Operating Company provided a payment guaranty with respect to the Tranche A-2 and B-2 term loans and the revolving line of credit (see Notes 5 and 6). On the Effective Date, this payment guaranty was cancelled (see Note 1).

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

Limited Forbearance Agreement

On February 29, 2000, Jazz Casino entered into a limited forbearance agreement with Harrah's Operating Company and Harrah's New Orleans Management Company, the Manager of our Casino. This agreement was subsequently amended on August 31, 2000. Under this amended forbearance agreement, Harrah's Operating Company and Harrah's New Orleans Management Company each agreed to forbear until April 1, 2001 certain payments under the management agreement, the administrative agreement and the master lease agreement that we owed or which become due prior to April 1, 2001. The amended limited forbearance agreement also waived any penalties or late charges assessed on the deferred payments under these agreements. As of December 31, 2000 and March 29, 2001, pursuant to the amended limited forbearance agreement, we had deferred approximately $18.0 million and $23.9 million, respectively related to the payments and fees payable to Harrah's Operating Company or Harrah's New Orleans Management Company.

On the Effective Date, the limited forbearance agreement was cancelled and Harrah's Operating Company and Harrah's New Orleans Management Company did not receive New Notes or new Common Stock related to this agreement (see Note 1).

Debtor-in-Possession Financing

Prior to filing our bankruptcy petition, we arranged for a debtor-in-possession financing facility provided by Harrah's Entertainment and its affiliates. The principal amounts borrowed under this facility bore interest at LIBOR plus 3.0%. In 2001, we borrowed $6.3 million under this facility, of which $2.1 million was repaid in cash and the remaining balance of principal and related accrued interest was eliminated in accordance with the Plan of Reorganization. (See Note
1).

NOTE 9. LEASES

We lease real estate, office space, and equipment for use in our business through operating leases. In addition to minimum rentals, certain leases provide for contingent rents based on percentages of revenue. Real estate operating leases range from 12 months to 23 years with options for extensions for up to an additional 20 years. The average remaining term for non-real estate leases ranges from one to five years.

The Casino Site

Jazz Casino entered into an amended and restated ground lease agreement dated October 29, 1998 with the Rivergate Development Corporation, as landlord, and the City of New Orleans, as intervenor, for the site on which the Casino is located. The initial term of the amended and restated ground lease expires on August 28, 2023 and contains three consecutive ten-year renewal options. Under the first amendment to the amended and restated ground lease, entered into in connection with our reorganization, the initial term of the ground lease is for 23 years from March 31, 2001.

Under the terms of the original ground lease, Harrah's Jazz Company was required to make an initial payment of $30 million. The amended and restated ground lease required payments of $736,000 per month until the Casino opened. These monthly payments were capitalized during the construction of the Casino until opening and are being amortized over the life of the amended casino operating contract. Subsequent to October 28, 1999, the minimum lease payment increased to $12.5 million per year. The amended and restated ground lease provides for additional rents based on various percentages of gross gaming and non-gaming revenues. Jazz Casino is also required to make a $2.0 million annual contribution to the Orleans Parish School Board as well as certain additional non-recurring rental payments totaling $2.25 million over the lease term of which $875,000 was paid during the year ended December 31, 1999, and $1.4 million was paid during 2001. The amended and restated ground lease also requires annual payments of approximately $1.25 million contingent upon gross gaming revenues equaling $325 million under the amendment effective as of March 31, 2001. Jazz Casino was required to fund this initial amount on a monthly basis in the first fiscal year of operations. At the end of the first fiscal year of operations, since Jazz Casino's gross gaming revenues were less than $350 million, no additional amounts were required to be paid, and the initial funded amount of $1.25 million, which was funded in 2000 and 1999, will be utilized as a credit in the first fiscal year that gross gaming revenue equals or exceeds $325 million under the amendment effective as of March 31, 2001. Jazz Casino is further obligated to pay contingent rent in the event a dividend is declared or if the Manager is paid a termination fee. Under certain conditions, the Rivergate Development Corporation has a one-time right to receive additional rent based on the net market appreciation of JCC Holdings' Common Stock as computed by a defined formula. Jazz Casino is also required to contribute $1.5 million each year to the City of New Orleans for a joint marketing fund and to make monthly payments to a capital replacement fund. The annual aggregate payments to the capital replacement fund are $3.0 million in the first year of the Casino's operations and increase $1.0 million in year two and three and in each succeeding year the payments are based on 2.0% of gross gaming and non-gaming revenues to be paid 10 days in arrears on a monthly basis. For the years ended December 31, 2001, 2000, and 1999, Jazz Casino has contributed $1.5 million, $1 million and $1 million to the City of New Orleans for the joint marketing fund, respectively. In addition, for the years ended December 31, 2001, 2000 and 1999, Jazz Casino has contributed $4.1 million, $2.8 million and $500,000 in an interest-bearing account to fund the capital replacement reserve. In connection with the development of the second floor of the Casino, Jazz Casino is also required to pay the Rivergate Development Corporation rent equal to 50% of net operating cash income generated from operations on the second floor of the Casino.

In connection with the reorganization, the City of New Orleans agreed to reduce the payments and other impositions required in connection with our lease with the City by $5 million per year. Each item agreed upon either reduces payments required under the ground lease, or lifts some operating restriction that we believe will result in improved operating performance by providing cost savings other than the lease payments or by providing additional revenue opportunities. Following is a summary of the items agreed upon:

              o JCC granted an annual credit of $2.1 million in property tax reduction toward the total reduction, including the property tax reduction achieved in 2001;

              o A small lot on the corner of Fulton and Poydras Streets, which was previously conveyed by JCC's predecessors to the City of New Orleans, will be returned to JCC either in fee title, if the law allows, or pursuant to a ninety-nine year lease, independent of the Casino lease;

              o A lease amendment that commits the City to support, assist and cooperate with the development of a hotel on the Fulton Street property;

              o A City commitment to support, assist and cooperate with our efforts to obtain approvals and permits for all future development. The agreement places time limits on Rivergate Development Corporation review and approval when such is necessary for City permitting;

              o JCC gained permission to own and operate two courtesy cars and one courtesy bus. The agreement stipulates that if permits are unreasonably denied, JCC may deduct payments of up to $1 million from the minimum rent payment to the City;

              o The language of the amended ground lease was conformed to reflect the recent changes in State law with respect to food services, hotel development and providing complimentary services;

              o A number of significant adjustments to the reporting, record keeping and other administrative requirements of the open access program and plans, designed to facilitate participation by minorities, women and disadvantaged persons and business enterprises in developing, constructing and operating the Casino, which will result in cost savings and reduction of exposure for defaults under that plan;

              o The City will agree to a reduction in the number of parking spaces required to be dedicated to Casino use provided we demonstrate that they are not needed to meet Casino use. As a result, any spaces freed up by the reduction, up to 700 spaces, may be rented by JCC to third parties under week-day parking contracts, which would provide additional revenue to us; and

              o Mutual waivers of any defaults that any parties can allege up to the effective date of the amendments and a requirement of the dismissal of all legal proceedings filed by any parties as a result of the $5 million reduction issue.

Slot Leases

In October 1999, Jazz Casino entered into a master lease agreement with Harrah's Operating Company pursuant to which Jazz Casino leased approximately 1,900 slot machines. The terms of the various slot machines leased under the master lease agreement ranged from 3 years to 3.7 years.

On the Effective Date, the master lease agreement was cancelled. Harrah's Operating Company contributed the slot machines under the master lease agreement to us in exchange for receiving new Common Stock of approximately 500,000 shares (see Note 1). The slot machines were recorded at an estimated fair value of $3.6 million.

Future Minimum Rental Commitments

The aggregate contractual future minimum rental commitments, excluding contingent rentals related to the amended and restated ground lease and after the Effective Date of the new amended and restated ground lease as of December 31, 2001, are as follows


                                              (In thousands)
         2002                                   $  15,488

         2003                                   $  13,687

         2004                                   $  13,453

         2005                                   $  13,279

         2006                                   $  13,254

         Thereafter                             $  75,050
                                                ---------
         Total Minimum Lease
         Payments                               $ 144,211
                                                =========

Scheduled rent increases are amortized on a straight-line basis primarily over the life of the applicable lease. Lease expense for the years ended December 31, 2001, 2000 and 1999 was approximately $22.6 million, $22.5 million and $6.3 million respectively.

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

Under the original casino operating contract, Harrah's Jazz Company paid the Louisiana Economic Development and Gaming Corporation an initial payment of $125 million in installments as well as certain percentage payments based on the gross gaming revenues from the operations of a temporary casino operated by Harrah's Jazz Company. Under Jazz Casino's original amended casino operating contract, during each fiscal year of the Casino's operation, Jazz Casino was required to pay to the State of Louisiana, by and through the Louisiana Gaming Control Board, an amount equal to the greater of (i) $100 million or (ii) the sum of the following percentages of gross gaming revenue from the Casino in a fiscal year (the "Gross Gaming Revenue Share Payments"):

18.5% of gross gaming revenue up to $600 million
20.0% of gross gaming revenue in excess of $600 million up to $700 million 22.0% of gross gaming revenue in excess of $700 million up to $800 million 24.0% of gross gaming revenue in excess of $800 million up to $900 million 25.0% of gross gaming revenue in excess of $900 million

Under the original amended casino operating contract, Jazz Casino was required to advance the Louisiana Gaming Control Board up to $3.5 million to reimburse the Louisiana Gaming Control Board for its actual personnel costs (to include Louisiana Gaming Control Board, the Louisiana State Police and Louisiana Attorney General personnel and contract staff appropriate to the suitability process) that were incurred in connection with the suitability findings necessary for the execution of the amended casino operating contract and the opening of the Casino. Harrah's Jazz Company paid $500,000 of this amount prior to October 30, 1998, and Jazz Casino advanced $3 million of this amount on October 30, 1998. On October 19, 1999, Jazz Casino was notified through an amendment to the amended casino operating contract by the Louisiana Gaming Control Board that the $3.5 million advance discussed above would not be sufficient to pay the suitability costs and that an additional $1.7 million would be required. The amendment provided for the $1.7 million to be deducted from the $4.8 million credit due from the Louisiana Gaming Control Board to Jazz Casino which resulted from an overpayment by Harrah's Jazz Company in 1995. As of December 31, 2001, the remaining credit of $3.1 million is in other long-term assets. Jazz Casino is entitled to offset this credit against daily payments to the Louisiana Gaming Control Board on or after April 1, 2003 subject to certain stipulations under the second and third amendments to the amended and renegotiated casino operating contract as described below.

The original amended casino operating contract obligates Jazz Casino to maintain a capital replacement fund. The capital replacement fund is the same as that required pursuant to Jazz Casino's amended and restated ground lease with the Rivergate Development Corporation and the City of New Orleans and its management agreement with the Manager and is not meant to duplicate the capital replacement fund obligations under those agreements (see Note 9).

Under the original amended casino operating contract, the Casino was prohibited from engaging in certain activities related to food, lodging and retail, which also applies to our operations on the second floor of the Casino. The amended casino operating contract also imposed certain financial stability requirements on Jazz Casino relating to its ability to meet ongoing operating expenses, casino bankroll requirements, projected debt payments and capital maintenance requirements.

Since the Effective Date, Jazz Casino now operates under a third amendment to the amended and renegotiated casino operating contract establishing the minimum payments to the Louisiana Gaming Control Board at the greater of (i) 21.5% of gross gaming revenues from the Casino in the applicable casino operating contract fiscal year or (ii) $50 million for the period from April 1, 2001 to March 31, 2002, and $60 million for each annual period thereafter. In addition, Jazz Casino will pay an override on gross gaming revenues equal to (i) 1.5% of gross gaming revenues in excess of $500 million, up to $700 million, (ii) 3.5% for gross gaming revenues in excess of $700 million, up to $800 million, (iii) 5.5% for gross gaming revenues in excess of $800 million, up to $900 million, and (iv) 7.5% for gross gaming revenues in excess of $900 million.

Jazz Casino was required to procure an initial rolling, four-year minimum payment guaranty guaranteeing the minimum payments required to be made to the Louisiana Gaming Control Board under the third amendment to the amended and renegotiated casino operating contract, and must provide rolling, three-year minimum payment guaranties thereafter. By March 31 of each year (beginning with March 31, 2003), Jazz Casino must obtain a minimum payment guaranty (or extension thereof) extending the minimum payment guaranty to the third anniversary of such date, so that three years of future payments to the Louisiana Gaming Control Board are guaranteed. Jazz Casino need not procure the guaranty if its gross gaming income exceeds $350 million for two successive years with no defaults by Jazz Casino and certain other financial tests are met.

In addition, certain restrictions previously imposed on food and restaurant facilities and service, lodging or the sale of products not directly related to gaming operations have been modified.

General Development Agreement

The general development agreement entered into with the Rivergate Development Corporation sets forth the obligations of the parties and the procedures to be followed relating to the design, development and construction of the Casino and certain related facilities. Jazz Casino is obligated to reimburse the Rivergate Development Corporation for certain costs incurred during the construction of the Casino and certain of its parking facilities, totaling approximately $280,000. Since 1999, Jazz Casino reimbursed the Rivergate Development Corporation for approximately $248,000 of these costs.

Amended Open Access Program and Plans

The amended open access program and plans require Jazz Casino to form a special purpose corporation to foster new and existing businesses owned and controlled by minorities, women and disadvantaged people. Harrah's Jazz Company was required to capitalize this corporation with $500,000. Jazz Casino will underwrite its operations at a minimum of $250,000 per year for five years. The first $250,000 payment was required to be paid on October 30, 1998 with subsequent annual payments payable quarterly in equal installments of $62,500. Jazz Casino must also contribute an additional $500,000 per year for five years to promote similar public support efforts, in accordance with standards to be established by the Company. The first annual installment was due on October 28, 1999, with the remaining installments to be funded quarterly in equal installments of $125,000. Effective in 2001, the installments are to be funded semi-annually. Jazz Casino is required to deposit these amounts into a separate account and then fund contributions to qualified recipients based upon certain criteria. For the years ended December 31, 2001, 2000 and 1999, Jazz Casino has contributed $750,000, $750,000 and $187,000, respectively related to the amended open access program and plans.

Audubon Institute Agreement

On October 30, 1998, Jazz Casino assumed the obligations related to a ticket purchase agreement with the Audubon Institute whereby Jazz Casino has agreed to purchase tickets from the Audubon Institute for a minimum of $375,000 per year for the first six years of Casino operations. This amount is subject to increase based on increasing gross gaming revenue levels achieved by Jazz Casino. For the years ended December 31, 2001, 2000 and 1999, Jazz Casino has contributed $375,000, $375,000 and $125,000, respectively, related to the ticket purchase agreement.

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

Jazz Casino Company 401(k) Plan. On November 27, 1998, we established a defined contribution savings and retirement plan, which among other things, allows pretax and after-tax contributions to be made by employees to the plan. Under the plan, participating employees may elect to contribute up to 16 percent of their eligible earnings, the first six percent of which is fully matched by us. Under the terms of the plan, we may also elect to make an additional discretionary contribution. Amounts contributed to the plan are invested at the participant's direction in a money market fund, a bond fund, two balanced funds, a small capitalization stock fund, a Standard and Poor's 500 Index Fund, or an international stock fund. Participants become vested in the matching contribution over five years of credited service. Our contribution expense for the years ended December 31, 2001, 2000 and 1999 was approximately $1.4 million, $626,000, and $46,000, respectively.

1998 Long-Term Incentive Plan. On October 29, 1998, the board of directors adopted the JCC Holding 1998 Long-Term Incentive Plan, which received stockholder approval on May 13, 1999. Under the terms of the long-term incentive plan, as amended to apply to the new Common Stock pursuant to our Plan of Reorganization, the following can be awarded to employees, officers, consultants and directors: restricted cash awards, stock options, stock appreciation rights, performance units, restricted stock, dividend equivalents, other stock-based awards or any other right or interest relating to Common Stock. JCC Holding has reserved for issuance upon the grant or exercise of the above awards, 750,000 shares of the authorized but unissued shares of Common Stock. During the year ended December 31, 2001, JCC Holding granted options to purchase 175,306 shares of Common Stock under this plan.

During the year ended December 31, 2000, we granted 145,000 shares of restricted class A common stock under the long-term incentive plan. During the year ended December 31, 1999, JCC Holding granted options to purchase an aggregate of 214,835 shares of class A common stock and 24,664 shares of restricted class A common stock under the long-term incentive plan. All the shares covered by these awards were eliminated on the Effective Date.

1999 Non-Employee Director Stock Option Plan. On March 4, 1999, the board of directors adopted the 1999 Non-Employee Director Stock Option Plan, which received stockholder approval on May 13, 1999. Under the terms of JCC Holding's director stock option plan, options to purchase class A common stock could be awarded to certain non-employee directors of JCC Holding. JCC Holding had reserved for issuance upon the exercise of stock options granted under JCC Holding's director stock option plan an aggregate of 150,000 shares of the authorized but unissued shares of class A common stock. During the year ended December 31, 1999, JCC Holding granted options to purchase an aggregate of 20,000 shares of class A common stock under JCC Holding's director stock option plan. On the Effective Date, the director stock options were cancelled (see Note
1). This plan is no longer in effect.

Stock Option Awards. A stock option grant under JCC Holding's long-term incentive plan typically vests in equal installments over a four year period and allows the option holder to purchase stock over specified periods of time, generally ten years from the date of grant, at a fixed price equal to the market value at the date of grant. Options granted under JCC Holding's director stock option plan were immediately exercisable.

As of December 31, 2000, there were 208,889 outstanding stock options with exercise prices ranging from $3.50 to $7.56 and weighted average remaining contractual lives of 8.7 years. As of December 31, 2000, there were 158,250 exercisable stock options with a weighted average exercise price of $4.04. The weighted average fair value per share of options granted during 1999 was $5.59. On the Effective Date, these stock options were cancelled (see Note 1).

As of December 31, 2001, there were 175,306 outstanding stock options with exercise prices of $3.20 and weighted average remaining contractual lives of 9.8 years. As of December 31, 2001, there were no exercisable stock options. The weighted average fair value per share of options granted during 2001 was $1.85.

Had compensation cost for the stock options granted in 2001 been determined under SFAS 123, based on the fair market value at the grant dates, the Company's pro forma net income and net income per share for the year ended December 31, 2001 would have been $91.7 million and $7.40, respectively.

The fair value of each option grant is estimated at the date of grant using the Black Scholes option pricing model with the following weighted average assumptions used for those options granted in 2001: expected volatility of 210%, risk-free interest rate of 6.05%, expected lives of 10 years and no dividend yield rate.

Restricted Stock Awards. Restricted stock awards have full voting and dividend rights during the restricted period; however, the shares are restricted as to transfer and subject to forfeiture during a specified period or periods prior to vesting. The compensation arising from a grant of restricted stock awards is based upon the market price at the grant date. Such expense is deferred and amortized to expense over the vesting period. On the Effective Date, the previously issued restricted stock awards were cancelled (see Note 1).

Deferred Compensation Plans. On November 18, 1999, JCC Holding's board of directors approved two deferred compensation plans under which certain executives and employees could defer a portion of their compensation. Amounts deposited into these plans are our unsecured liabilities and earn interest at rates approved by the compensation committee of the board of directors. The first plan year for each of these plans commenced on January 1, 2000 and the liability related to deferred compensation as of December 31, 2000 was approximately $11,000. On the Effective Date, this plan was not reinstated.

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

Harrah's Entertainment Warrants. Pursuant to a warrant agreement between JCC Holding and Harrah's Crescent City Investment Company dated October 30, 1998, Harrah's Crescent City Investment Company received warrants entitling it to purchase additional shares of JCC Holding Unclassified Common Stock such that, upon exercise of the warrant in its entirety, Harrah's Entertainment and its subsidiaries, including Harrah's Crescent City Investment Company, would own in the aggregate 50.0% of the then outstanding shares of Unclassified Common Stock, subject to certain adjustments. On the Effective Date, these warrants were eliminated as a result of the Plan of Reorganization.

On the Effective Date, JCC Holding's class A common stock and class B common stock were cancelled. The class A common stockholders and class B common stockholders did not receive any distributions for their respective stock. On the Effective Date, the outstanding new Common Stock of JCC Holding consisted of 12,386,200 shares of new Common Stock. In consideration of, among other things, Harrah's Entertainment's and Harrah's Operating Company's consent to the cancellation and extinguishment of all claims against us arising under the revolving credit facility, the tranche A-2 term loan, the tranche B-2 term loan, the slot lease, the junior subordinated credit facility, the completion loan agreement and the promissory note, it and its affiliates' agreement to waive all claims relating to existing defaults under the management agreement, the administrative services agreement, the forbearance agreement, the warrant agreement, and any other pre-petition claims against us, and Harrah's Operating Company's agreement to contribute the slot machines to the Company, Harrah's Entertainment received 6,069,238 shares (49%) of the new Common Stock; holders of claims arising under the tranche B-1 term loan of the bank credit facilities received 1,734,068 shares (14%) of the new Common Stock; and holders of claims arising under the senior subordinated notes will receive 4,582,894 shares (37%) of our new Common Stock (see Note 1).

The Board of Directors of JCC Holding Company consists of seven directors. Four of the initial directors were selected by the noteholders committee and Bankers Trust Company, and three of the initial directors were selected by Harrah's Entertainment. The three directors selected by Harrah's Entertainment have one one-year, one two-year and one three-year term, and the four directors elected by the noteholders committee and Bankers Trust Company will initially have one one-year, one two-year and two three-year terms.

NOTE 13. GUARANTOR FINANCIAL INFORMATION

JCC Holding and all of its other wholly owned subsidiaries (the "Guarantor Subsidiaries") have fully and unconditionally guaranteed on a joint and several basis Jazz Casino's obligations under the Senior Notes described in Note 6. The Guarantor Subsidiaries and Jazz Casino comprise all of the direct and indirect subsidiaries of the Company. All of the assets of JCC Holding's subsidiaries are restricted and may not be transferred to JCC Holding in the form of loans, cash or dividends without the consent of a third party. The following consolidating schedules present condensed financial information on a combined basis as of and for the years ended December 31, 2001, 2000 and 1999:

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 2001
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       JAZZ CASINO     JCC HOLDING      GUARANTOR                     CONSOLIDATED
                                                         COMPANY         COMPANY       SUBSIDIARIES   ELIMINATIONS        TOTAL
                                                       ------------    ------------    ------------   ------------    ------------
                                  ASSETS
Current Assets:

    Cash and cash equivalents                          $     36,016    $         13    $      5,673   $         --    $     41,702
    Accounts receivable, net of
      allowance for doubtful accounts                         3,414              --              --             --           3,414
    Intercompany receivables                                  1,972              --              --         (1,972)             --
    Inventories                                                 639              --              --             --             639
    Prepaids and other assets                                 2,162              --              --             --           2,162
                                                       ------------    ------------    ------------   ------------    ------------
              Total current assets                           44,203              13           5,673         (1,972)         47,917
                                                       ------------    ------------    ------------   ------------    ------------
Property and Equipment:
    Buildings on leased land                                129,027              --              --             --         129,027
    Furniture, fixtures and equipment                        28,406              --              --             --          28,406
    Property held for development                                --              --          10,708             --          10,708
    Leasehold improvements                                      284              --              --             --             284
    Construction in progress                                     82              --             227             --             309
                                                       ------------    ------------    ------------   ------------    ------------
              Total                                         157,799              --          10,935             --         168,734
    Less - accumulated depreciation                         (35,253)             --              --             --         (35,253)
                                                       ------------    ------------    ------------   ------------    ------------
              Net property and equipment                    122,546              --          10,935             --         133,481
                                                       ------------    ------------    ------------   ------------    ------------
Other Assets:
    Deferred operating contract cost,                        24,454              --              --             --          24,454
    net of accumulated amortization
    Lease prepayment, net of                                  6,046              --              --             --           6,046
    accumulated amortization
    Deferred charges and other, net of                       11,196              --              29             --          11,225
    accumulated amortization
    Investment in Subsidiary                                     --          88,941              --        (88,941)             --
                                                       ------------    ------------    ------------   ------------    ------------
              Total other assets                             41,696          88,941              29        (88,941)         41,725
                                                       ------------    ------------    ------------   ------------    ------------
                         TOTAL ASSETS                  $    208,445    $     88,954    $     16,637   $    (90,913)   $    223,123
                                                       ============    ============    ============   ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
    Accounts payable - trade                           $      2,196    $         --    $         --   $         --    $      2,196
    Accrued interest                                             --              --              --             --              --
    Accrued expenses                                         17,200              30               1             --          17,231
    Due to affiliates                                         4,591              --              --             --           4,591
    Intercompany payables                                        --             909           1,063         (1,972)             --
    Preconfirmation contingencies                               900              --              --             --             900
    Other                                                     2,036              --              --             --           2,036
                                                       ------------    ------------    ------------   ------------    ------------
              Total current liabilities                      26,923             939           1,064         (1,972)         26,954
                                                       ------------    ------------    ------------   ------------    ------------
Long-Term Debt, net of discount                             105,676              --              --             --         105,676

Due to affiliates                                             2,050              --              --             --           2,050
Other long-term liabilities                                     428              --              --             --             428

Commitments and Contingencies

Stockholders' Equity (Deficit):
    Common Stock:
       Unclassified common stock (40,000
           shares authorized; 12,386
           shares issued and outstanding; par
           value $.01 per share)                                 --             124              --             --             124
    Additional paid-in capital                              398,148         413,150          14,866       (413,014)        413,150
    Member capital                                                1              --              --             (1)             --
    Retained earnings (accumulated deficit)                (324,781)       (325,259)            707        324,074        (325,259)
                                                       ------------    ------------    ------------   ------------    ------------
           Total stockholders' equity (deficit)              73,368          88,015          15,573        (88,941)         88,015
                                                       ------------    ------------    ------------   ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)   $    208,445    $     88,954    $     16,637   $    (90,913)   $    223,123
                                                       ============    ============    ============   ============    ============

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 2000
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                        JAZZ CASINO    JCC HOLDING      GUARANTOR                      CONSOLIDATED
                                                         COMPANY         COMPANY       SUBSIDIARIES    ELIMINATIONS       TOTAL
                                                       ------------    ------------    ------------    ------------    ------------
                              ASSETS
Current Assets:

    Cash and cash equivalents                          $     26,602    $         14    $         10    $         --    $     26,626
    Accounts receivable, net of allowance
       for doubtful accounts                                  8,017              --               1          (1,746)          6,272
    Inventories                                                 685              --              --              --             685
    Prepaids and other assets                                 3,678              --              --              --           3,678
    Property available for sale                                  --              --           4,831              --           4,831
                                                       ------------    ------------    ------------    ------------    ------------
               Total current assets                          38,982              14           4,842          (1,746)         42,092
                                                       ------------    ------------    ------------    ------------    ------------
Property and Equipment                                      151,735              --          10,716              --         162,451
    Less - accumulated depreciation                         (25,561)             --              --              --         (25,561)
                                                       ------------    ------------    ------------    ------------    ------------
               Net Property and Equipment                   126,174              --          10,716              --         136,890
                                                       ------------    ------------    ------------    ------------    ------------
Other Assets:
     Deferred operating contract costs,
        net of accumulated amortization                      25,536              --              --              --          25,536
     Lease prepayment, net of accumulated
        amortization                                          6,312              --              --              --           6,312
     Deferred charges and other, net of
        accumulated amortization                             10,589              --              42              --          10,631
                                                       ------------    ------------    ------------    ------------    ------------
               Total other assets                            42,437              --              42              --          42,479
                                                       ------------    ------------    ------------    ------------    ------------
                              TOTAL ASSETS             $    207,593    $         14    $     15,600    $     (1,746)   $    221,461
                                                       ============    ============    ============    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:

     Short-term borrowings                             $     23,250    $         --    $         --    $         --    $     23,250
     Accounts payable - trade                                   845             757             988          (1,746)            844
     Accrued interest                                         7,025              --              --              --           7,025
     Accrued expenses                                        12,270              30               1              --          12,301
     Due to affiliate                                        64,806              --              --              --          64,806
     Preconfirmation contingencies                            2,212              --              --              --           2,212
     Other                                                    1,977              --              --              --           1,977
                                                       ------------    ------------    ------------    ------------    ------------
               Total Current Liabilities                    112,385             787             989          (1,746)        112,415
                                                       ------------    ------------    ------------    ------------    ------------
Long-term debt                                              394,759              --           1,653              --         396,412

Due to affiliate                                             20,943              --              25              --          20,968
Other long-term liabilities                                     339              --              --              --             339
Investment in Subsidiaries                                       --         307,900              --        (307,900)             --

Stockholder's Equity (Deficit):
Class A common stock                                             --              58              --              --              58
Class B common stock                                             --              45              --              --              45
Additional paid-in capital                                   94,926         108,269          13,187        (108,113)        108,269
Accumulated deficit                                        (415,759)       (417,045)           (254)        416,013        (417,045)
Less: Unearned compensation                                      --              --              --              --              --
                                                       ------------    ------------    ------------    ------------    ------------
           Total stockholder's equity (deficit)            (320,833)       (308,673)         12,933         307,900        (308,673)
                                                       ------------    ------------    ------------    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)   $    207,593    $         14    $     15,600    $     (1,746)   $    221,461
                                                       ============    ============    ============    ============    ============

                 JCC HOLDING COMPANY AND SUBSIDIARIES CONDENSED
                     CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                     JAZZ CASINO    JCC HOLDING    GUARANTOR                    CONSOLIDATED
                                                       COMPANY        COMPANY     SUBSIDIARIES   ELIMINATIONS       TOTAL
                                                     -----------    -----------   ------------   ------------   ------------
Revenues:
     Casino                                          $   242,950    $        --    $        --    $        --    $   242,950
     Food and beverage                                    21,673             --             --             --         21,673
     Retail, parking and other                            10,806             --             10             --         10,816
     Less - casino promotional allowances                (36,792)            --             --             --        (36,792)
                                                     -----------    -----------    -----------    -----------    -----------
           Total net revenues                            238,637             --             10             --        238,647
                                                     -----------    -----------    -----------    -----------    -----------
Operating Expenses:
     Direct:
           Casino                                        147,077             --             --             --        147,077
           Food and beverage                              15,791             --             --             --         15,791
           Retail, parking and other                       3,977             --             --             --          3,977
     General and administrative                           75,179            151            208             --         75,538
     Depreciation and amortization                        11,807             --              5             --         11,812
     Equity in Subsidiary income                              --        (91,937)            --         91,937             --
                                                     -----------    -----------    -----------    -----------    -----------
           Total operating expenses                      253,831        (91,786)           213         91,937        254,195
                                                     -----------    -----------    -----------    -----------    -----------
Operating Income (Loss)                                  (15,194)        91,786           (203)       (91,937)       (15,548)
                                                     -----------    -----------    -----------    -----------    -----------
Reorganization Expenses                                 (101,029)            --             --             --       (101,029)
Preconfirmation Contingencies                              1,824             --             --             --          1,824

Other income (expenses):
     Interest expense, net of capitalized interest        (8,495)            --             --             --         (8,495)
     Interest and other income                               421             --          1,165             --          1,586
                                                     -----------    -----------    -----------    -----------    -----------
           Total other income (expenses)                  (8,074)            --          1,165             --         (6,909)
                                                     -----------    -----------    -----------    -----------    -----------
Income (Loss) Before Taxes and Extraordinary Items      (122,473)        91,786            962        (91,937)      (121,662)

Income Tax Benefit                                            --             --             --             --             --
                                                     -----------    -----------    -----------    -----------    -----------
Income (Loss) Before Extraordinary Item                 (122,473)        91,786            962        (91,937)      (121,662)
                                                     -----------    -----------    -----------    -----------    -----------
Extraordinary Gain on Early Extinguishment of Debt       213,448             --             --             --        213,448
                                                     -----------    -----------    -----------    -----------    -----------
Net Income (Loss)                                    $    90,975    $    91,786    $       962    $   (91,937)   $    91,786
                                                     ===========    ===========    ===========    ===========    ===========

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                     JAZZ CASINO     JCC HOLDING      GUARANTOR                      CONSOLIDATED
                                                       COMPANY         COMPANY       SUBSIDIARIES    ELIMINATIONS       TOTAL
                                                     ------------    ------------    ------------    ------------    ------------
Revenues:
     Casino                                          $    245,473    $         --    $         --    $         --    $    245,473
     Food and beverage                                     20,356              --              --              --          20,356
     Retail, parking and other                              9,798              --              23              --           9,821
     Less - casino promotional allowances                 (33,536)             --              --              --         (33,536)
                                                     ------------    ------------    ------------    ------------    ------------
           Total net revenues                             242,091              --              23              --         242,114
                                                     ------------    ------------    ------------    ------------    ------------
Operating Expenses:
     Direct:
           Casino                                         196,185              --              --              --         196,185
           Food and beverage                               16,131              --              --              --          16,131
           Retail, parking and other                        4,123              --              10              --           4,133
     General and administrative                            85,951             286             150              --          86,387
     Depreciation and amortization                         26,334              --               5              --          26,339
     Provision for asset impairment                       258,674              --             138              --         258,812
     Equity in Subsidiary losses                               --         353,942              --        (353,942)             --
                                                     ------------    ------------    ------------    ------------    ------------
           Total operating expenses                       587,398         354,228             303        (353,942)        587,987
                                                     ------------    ------------    ------------    ------------    ------------
Operating Loss                                           (345,307)       (354,228)           (280)        353,942        (345,873)
                                                     ------------    ------------    ------------    ------------    ------------
Other income (expenses):
     Interest expense, net of capitalized interest        (46,668)             --              --              --         (46,668)
     Interest and other income                                411              --               2              --             413
                                                     ------------    ------------    ------------    ------------    ------------
           Total other income (expenses)                  (46,257)             --               2              --         (46,255)
                                                     ------------    ------------    ------------    ------------    ------------
Loss Before Taxes                                        (391,564)       (354,228)           (278)        353,942        (392,128)

Income Tax Benefit                                         37,900              --              --              --          37,900
                                                     ------------    ------------    ------------    ------------    ------------
Net Loss                                             $   (353,664)   $   (354,228)   $       (278)   $    353,942    $   (354,228)
                                                     ============    ============    ============    ============    ============

                 JCC HOLDING COMPANY AND SUBSIDIARIES CONDENSED
                     CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                      JAZZ CASINO     JCC HOLDING      GUARANTOR                     CONSOLIDATED
                                                        COMPANY         COMPANY       SUBSIDIARIES   ELIMINATIONS       TOTAL
                                                      ------------    ------------    ------------   ------------    ------------
Revenues:
      Casino                                          $     38,005    $         --    $         --   $         --    $     38,005
      Food and beverage                                      3,693              --              --             --           3,693
      Retail, parking and other                              1,796              --              23             --           1,819
      Less - casino promotional allowances                  (3,260)             --              --             --          (3,260)
                                                      ------------    ------------    ------------   ------------    ------------
           Total net revenues                               40,234              --              23             --          40,257
                                                      ------------    ------------    ------------   ------------    ------------
Operating Expenses:
      Direct:
           Casino                                           34,114              --              --             --          34,114
           Food and beverage                                 2,875              --              --             --           2,875
           Retail, parking and other                         1,200              --              --             --           1,200
General and administrative                                  15,602             437               7             --          16,046
Depreciation and amortization                                5,102              --               5             --           5,107
Pre-opening Expenses                                        35,160              --              --             --          35,160
Equity in Subsidiary losses                                     --          58,703              --        (58,703)             --
                                                      ------------    ------------    ------------   ------------    ------------
           Total operating expenses                         94,053          59,140              12        (58,703)         94,502
                                                      ============    ============    ============   ============    ============

Operating Loss                                             (53,819)        (59,140)             11         58,703         (54,245)
                                                      ------------    ------------    ------------   ------------    ------------
Reorganization Item                                          1,562              --              --             --           1,562

Other income (expenses):
      Interest expense, net of capitalized interest         (6,869)             --              --             --          (6,869)
      Interest and other income                                412              --              --             --             412
                                                      ------------    ------------    ------------   ------------    ------------
           Total other income (expense)                     (6,457)             --              --             --          (6,457)
                                                      ------------    ------------    ------------   ------------    ------------
Income (Loss) Before Taxes                                 (58,714)        (59,140)             11         58,703         (59,140)
Income Tax Benefit                                              --              --              --             --              --
                                                      ------------    ------------    ------------   ------------    ------------
Net Loss                                              $    (58,714)   $    (59,140)   $         11   $     58,703    $    (59,140)
                                                      ============    ============    ============   ============    ============

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                                 (IN THOUSANDS)


                                                               JAZZ CASINO  JCC HOLDING    GUARANTOR                   CONSOLIDATED
                                                                 COMPANY      COMPANY     SUBSIDIARIES  ELIMINATIONS       TOTAL
                                                               ----------   -----------   ------------  ------------   ------------
Cash Flows From Operating Activities:
     Net income (loss)                                         $   90,975    $  91,786    $        962     $ (91,937)  $     91,786
     Adjustments to reconcile net income (loss) to net
          cash provided by (used in) operating activities:

          Depreciation and amortization                            11,807           --               5            --         11,812
          Amortization of note discount                            92,008           --              --            --         92,008
          Extraordinary gain on early extinguishment of debt     (213,448)          --              --            --       (213,448)
          Deferred rent                                               322           --              --            --            322
          Provision for bad debts                                   2,426           --              --            --          2,426
          Write-off of preconfirmation contingencies               (1,824)          --              --            --         (1,824)
          Gain on sale of property and equipment                       --           --          (1,167)           --         (1,167)
          Equity in Subsidiary income                                  --      (91,937)             --        91,937             --
     Changes in operating assets and liabilities:
          Accounts receivable                                         431           --              --            --            431
          Inventories                                                  46           --              --            --             46
          Prepaids and other assets                                 1,516           --              --            --          1,516
          Intercompany receivable/payable                            (235)         150              85            --             --
          Accounts payable - trade                                  1,352           --              --            --          1,352
          Accrued interest                                             --           --              --            --             --
          Accrued expenses                                          4,930           --              --            --          4,930
          Preconfirmation contingencies                              (256)          --              --            --           (256)
          Due to affiliates                                        16,591           --              --            --         16,591
          Other current liabilities                                    58           --              --            --             58
     Payment of liabilities subject to compromise due to
          reorganization activities:
          Reorganization costs, excluding amortization of
             note discount of $90,314                              10,715           --              --            --         10,715
          Payment of reorganization costs                          (9,947)          --              --            --         (9,947)
                                                               ----------    ---------    ------------  ------------   ------------
                Net cash flows provided by (used in)
                    operating activities                            7,467           (1)           (115)           --          7,351
                                                               ----------    ---------    ------------  ------------   ------------
Cash Flows From Investing Activities:
     Capital expenditures                                          (2,448)          --            (223)           --         (2,671)
     Proceeds from sale of property                                    --           --           5,998            --          5,998
     Increase in deferred charges and other assets                 (1,350)          --               3            --         (1,347)
                                                               ----------    ---------    ------------  ------------   ------------
                Net cash flows provided by (used in)
                    investing activities                           (3,798)          --           5,778            --          1,980
                                                               ----------    ---------    ------------  ------------   ------------
Cash Flows From Financing Activities:
     Proceeds from notes payable - affiliate                        5,745           --              --            --          5,745
                                                               ----------    ---------    ------------  ------------   ------------
                Net cash flows provided by financing
                    activities                                      5,745           --              --            --          5,745
                                                               ----------    ---------    ------------  ------------   ------------
Net increase (decrease) in cash and cash equivalents                9,414           (1)          5,663            --         15,076

Cash and cash equivalents, beginning of period                     26,602           14              10            --         26,626
                                                               ----------    ---------    ------------  ------------   ------------
Cash and cash equivalents, end of period                       $   36,016    $      13    $      5,673  $         --   $     41,702
                                                               ==========    =========    ============  ============   ============

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)


                                                   JAZZ CASINO    JCC HOLDING     GUARANTOR                    CONSOLIDATED
                                                     COMPANY        COMPANY      SUBSIDIARIES   ELIMINATIONS      TOTAL
                                                   ------------   ------------   ------------   ------------   ------------

Cash Flows From Operating Activities:
     Net loss                                       $  (353,664)  $   (354,228)  $       (278)  $    353,942   $   (354,228)
     Adjustments to reconcile net
            loss to net cash provided by
              (used in)
            operating activities:
            Depreciation and amortization                26,334             --              5             --         26,339
            Amortization of note discount                 5,369             --             --             --          5,369
            Deferred rent                                 1,624             --             --             --          1,624
            Provision for bad debts                       1,770             --             --             --          1,770
            Provision for asset impairment              258,674             --            138             --        258,812
            Deferred income taxes                       (37,900)            --             --             --        (37,900)
            Equity in Subsidiary losses                      --        353,942             --       (353,942)            --
     Changes in operating assets
            and liabilities:
            Accounts receivable                          (5,368)            --             21            482         (4,865)
            Inventories                                    (331)            --             --             --           (331)
            Prepaids and other assets                      (918)            --             --             --           (918)
            Accounts payable - trade                     (1,075)           296             93           (482)        (1,168)
            Accrued interest                             19,523             --             --             --         19,523
            Accrued expenses                             (7,653)            --              1             --         (7,652)
            Preconfirmation contingencies                  (821)            --             --             --           (821)
            Due to affiliates                            34,084             --              6             --         34,090
            Other current liabilities                       (31)            --             --             --            (31)
                                                   ------------   ------------   ------------   ------------   ------------
                Net cash flows provided by
                   (used in) operating activities       (60,383)            10            (14)            --        (60,387)
                                                   ------------   ------------   ------------   ------------   ------------
Cash Flows From Investing Activities:
     Capital expenditures                                (2,981)            --           (427)            --         (3,408)
     Increase in deferred charges and
        other assets                                     (1,218)            --             --             --         (1,218)
                                                   ------------   ------------   ------------   ------------   ------------
Net cash flows used in investing activities              (4,199)            --           (427)            --         (4,626)
                                                   ------------   ------------   ------------   ------------   ------------
Cash Flows From Financing Activities:
     Net short-term borrowings                            7,400             --             --             --          7,400
     Proceeds from notes payable -
        affiliate                                        49,103             --            449             --         49,552
                                                   ------------   ------------   ------------   ------------   ------------
Net cash flows provided by financing
     activities                                          56,503             --            449             --         56,952
                                                   ------------   ------------   ------------   ------------   ------------
Net increase (decrease) in cash and
     cash equivalents                                    (8,079)            10              8             --         (8,061)
Cash and cash equivalents, beginning
     of period                                           34,681              4              2             --         34,687
                                                   ------------   ------------   ------------   ------------   ------------
Cash and cash equivalents, end of
     period                                        $     26,602   $         14   $         10   $         --   $     26,626
                                                   ============   ============   ============   ============   ============

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)



                                                                JAZZ CASINO   JCC HOLDING    GUARANTOR                 CONSOLIDATED
                                                                  COMPANY       COMPANY     SUBSIDIARIES  ELIMINATIONS    TOTAL
                                                                -----------   -----------   ------------  ------------ -----------
Cash Flows From Operating Activities:
     Net Income (Loss)                                          $   (58,714)  $   (59,140)  $        11   $    58,703  $   (59,140)
     Adjustments to reconcile net income (loss) to net
          cash used in operating activities:
          Depreciation and amortization                               5,102            --             5            --        5,107
          Amortization of note discount                                 765            --            --            --          765
          Amortization of unearned compensation                          --           259            --            --          259
          Deferred rent                                                 226            --            --            --          226
          Write-off of preconfirmation contingencies                 (1,562)           --            --            --       (1,562)
          Loss on sale of property and equipment                         27            --            --            --           27
          Equity in Subsidiary losses                                    --        58,703            --       (58,703)          --
     Changes in operation assets and liabilities:
          Accounts receivable                                        (3,134)           --            --            --       (3,134)
          Inventories                                                  (354)           --            --            --         (354)
          Prepaids and other assets                                  (1,062)           --            --            --       (1,062)
          Accounts payable - trade                                      907           462            --            --        1,369
          Accrued interest                                           (5,855)           --            --            --       (5,855)
          Accrued expenses                                           16,616          (280)           --            --       16,336
          Preconfirmation contingencies                              (2,084)           --            --            --       (2,084)
          Due to affiliates                                           8,224            --            --            --        8,224
          Other current liabilities                                   2,009            --            --            --        2,009
                                                                -----------   -----------   -----------   -----------  -----------
             Net cash flows provided by (used in) operating
                 activities                                         (38,889)            4            16            --      (38,869)
                                                                -----------   -----------   -----------   -----------  -----------
Cash Flows From Investing Activities:
     Capital expenditures                                          (129,334)           --        (1,218)           --     (130,552)
     Proceeds from sale of property                                   6,042            --            --            --        6,042
     Increase in deferred charges and other assets                   (8,492)           --            --            --       (8,492)
                                                                -----------   -----------   -----------   -----------  -----------
               Net cash flows used in investing activities         (131,784)           --        (1,218)           --     (133,002)
                                                                -----------   -----------   -----------   -----------  -----------
Cash Flows From Financing Activities:
     Net short-term borrowings                                       15,850            --            --            --       15,850
     Proceeds from notes payable - affiliate                             --            --         1,204            --        1,204
     Proceeds from issuance of long -term debt                      163,998            --            --            --      163,998
                                                                -----------   -----------   -----------   -----------  -----------
               Net cash flows provided by financing activities      179,848            --         1,204            --      181,052
                                                                -----------   -----------   -----------   -----------  -----------
Net increase (decrease) in cash and cash equivalents                  9,175             4             2            --        9,181
Cash and cash equivalents, beginning of period                       25,506            --            --            --       25,506
                                                                -----------   -----------   -----------   -----------  -----------
Cash and cash equivalents, end of period                        $    34,681   $         4   $         2   $        --  $    34,687
                                                                ===========   ===========   ===========   ===========  ===========

NOTE 14. QUARTERLY FINANCIAL DATA (UNAUDITED)

Our operating results for the four quarters of 2001, and 2000 were as follows:



Fiscal 2001                                         First Quarter   Second Quarter  Third Quarter   Fourth Quarter
                                                    -------------   --------------  -------------   --------------
                                                           (In thousands)

Net revenues                                         $     59,011    $     58,056    $     59,899    $     61,681
Operating income (loss)                              $    (17,596)   $       (578)   $        621    $      2,005
Extraordinary gain                                   $    213,448    $         --    $         --    $         --
Loss before extraordinary item                       $   (118,455)   $     (4,033)   $     (1,874)   $      2,700
Net income (loss)                                    $     94,993    $     (4,033)   $     (1,874)   $      2,700
Basic net loss per share before extraordinary item   $      (9.56)   $      (0.33)   $      (0.15)   $       0.22
Basic net income (loss) per share                    $       7.67    $      (0.33)   $      (0.15)   $       0.22

Fiscal 2000                                          First Quarter   Second Quarter   Third Quarter   Fourth Quarter
                                                     -------------   --------------   -------------   --------------
                                                           (In thousands)

Net revenues                                         $      58,194   $       58,820   $      65,225   $       59,875
Operating income (loss)                              $     (24,209)  $      (21,073)  $     (19,616)  $     (280,975)
Net loss                                             $     (34,750)  $      (32,125)  $     (31,355)  $     (255,998)
Basic net (loss) per share                           $       (3.44)  $        (3.16)  $       (3.06)  $       (25.13)

The first quarter 2001 included a gain on early extinguishment of debt of $213.4 million and in the fourth quarter preconfirmation contingencies were reduced in the amount of $1.8 million due to changes in estimates. (see Note 1). The fourth quarter 2000 included a $255.9 million impairment charge (see Note 3). The impairment charge recorded in the fourth quarter 2000 created a deferred tax asset available to offset our deferred tax liability. As of December 31, 2000, the valuation allowance was increased to reduce our net deferred taxes to zero resulting in an income tax benefit of $37.9 million (see Note 7).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information relating to the directors of the Company will be set forth under the captions "Proposal 1 -- Election of Directors -- Nominees" and "-- Information Regarding Nominees and Continuing Directors" in the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders to be held on April 25, 2002 (the "2002 Proxy Statement"). Such information is incorporated herein by reference. Information relating to the executive officers of the Company is set forth in Part I, Item 4 of this report under the caption "Executive Officers of the Registrant." Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 by directors and executive officers of the Company and beneficial owners of more than 10% of the Company's Common Stock will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2002 Proxy Statement. Such information is incorporated herein by reference. The 2002 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2001.

ITEM 11. EXECUTIVE COMPENSATION.

         Information relating to executive compensation will be set forth under the captions "Proposal 1 -- Election of Directors -- Director Compensation," "Executive Compensation" and "Certain Relationships and Related Transactions" in the 2002 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information regarding ownership of the Company's Common Stock by certain persons will be set forth under the caption "Stock Ownership" in the 2002 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information required by this item regarding certain relationships and transactions of the Company will be set forth under the caption "Certain Relationships and Related Transactions" in the 2002 Proxy Statement. Such information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) 1. Consolidated Financial Statements

         The following consolidated financial statements of JCC Holding Company and Subsidiaries are set forth in Item 8 hereof:

         Financial Statements of JCC Holding Company and Subsidiaries

                  Independent Auditors' Report

                  Consolidated Balance Sheets as of December 31, 2001 and 2000.

                  Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999.

                  Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999.

                  Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 2001, 2000 and 1999.

                  Notes to Consolidated Financial Statements.

         2. Financial Statement Schedules

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


     EXHIBIT
       NO.                            DESCRIPTION                                 SEC DOCUMENT REFERENCE
       ---                            -----------                                 ----------------------


       2.01         Joint Plan of Reorganization under Chapter 11    Exhibit 2.2 to JCC Holding Company's
                    of the Bankruptcy Code as of February 8, 2001    Current Report on Form 8-K dated March 29,
                                                                     2001

       3.01         Second Amended and Restated Certificate of       Exhibit 3.01 to JCC Holding Company's Annual
                    Incorporation                                    Report on Form 10-K/A for the Year Ended
                                                                     December 31, 2000

       3.02         Third Amended and Restated Bylaws                Exhibit 3.02 to JCC Holding Company's Annual
                                                                     Report on Form 10-K/A for the Year Ended
                                                                     December 31, 2000

       4.01         Indenture by and between Jazz Casino, as         Exhibit 4.01 to JCC Holding Company's Annual
                    Issuer, JCC Holding Company, JCC Canal           Report on Form 10-K/A for the Year Ended
                    Development, L.L.C., JCC Fulton Development,     December 31, 2000
                    L.L.C., and JCC Development Company, L.L.C.,
                    as Guarantors, and Wells Fargo, as Trustee
                    dated as of Effective Date relating to
                    aggregate principal amount of $124,520,000
                    Senior Notes, including attachments

       4.02         Registration Rights Agreement (Common Stock),    Exhibit 4.02 to JCC Holding Company's Annual
                    dated as of March 29, 2001, among JCC Holding    Report on Form 10-K/A for the Year Ended
                    Company, Inc., and each Holder of the New        December 31, 2000
                    Common Stock

       4.03         Registration Rights Agreement (Senior Notes),    Exhibit 4.03 to JCC Holding Company's Annual
                    dated as of March 29, 2001, among Jazz Casino    Report on Form 10-K/A for the Year Ended
                    Company, L.L.C., JCC Holding Company, Inc.,      December 31, 2000
                    JCC Canal Development, L.L.C., JCC Fulton
                    Development, L.L.C., and each Holder of the
                    Senior Notes

       4.04         Manager Subordination Agreement (Noteholders)    Exhibit 4.04 to JCC Holding Company's Annual
                                                                     Report on Form 10-K/A for the Year Ended
                                                                     December 31, 2000

       4.05         Intercreditor Agreement, dated as of March 29,   Exhibit 4.05 to JCC Holding Company's Annual
                    2001, among Harrah's Entertainment, Inc., and    Report on Form 10-K/A for the Year Ended
                    Harrah's Operating Company, Inc., as the         December 31, 2000
                    minimum payment guarantors, and, together with
                    Harrah's New Orleans Management Company, Inc.
                    as the revolving lenders, Wells Fargo, as
                    trustee, for the holders from time to time of
                    the Senior Notes, and the Bank of New York,
                    as Collateral Agent

       4.06         Revolving Credit Agreement among Jazz Casino     Exhibit 4.06 to JCC Holding Company's Annual
                    Company, L.L.C., as borrower; JCC Holding        Report on Form 10-K/A for the Year Ended
                    Company, Inc., JCC Canal Development L.L.C.,     December 31, 2000
                    JCC Fulton Development, L.L.C. and JCC
                    Development, L.L.C., as guarantors; and
                    Harrah's Entertainment, Inc., a Delaware
                    corporation, Harrah's Operating Company, Inc.,
                    a Delaware corporation, and Harrah's New
                    Orleans Management Company, a Nevada
                    corporation, as lenders

       4.07         Pledge Agreement, dated as of March 29, 2001,    Exhibit 4.07 to JCC Holding Company's Annual
                    among Harrah's Entertainment, Inc., and          Report on Form 10-K/A for the Year Ended
                    Harrah's Operating Company, Inc., as the         December 31, 2000
                    minimum payment guarantors, and, together with
                    Harrah's New Orleans Management Company, Inc.
                    as the revolving lenders, Wells Fargo, as
                    trustee, for the holders from time to time of
                    the Senior Notes, and the Bank of New York,
                    as Collateral Agent

       4.08         Security Agreement, dated as of March 29,        Exhibit 4.08 to JCC Holding Company's Annual
                    2001, among JCC Holding Company, Jazz Casino     Report on Form 10-K/A for the Year Ended
                    Company, L.L.C., and certain of their            December 31, 2000
                    subsidiaries, as assignors, Harrah's
                    Entertainment, Inc. and Harrah's Operating
                    Company, Inc., as the minimum payment
                    guarantors, and, together with Harrah's New
                    Orleans Management Company, Inc. as the
                    revolving lenders, Wells Fargo, as trustee,
                    for the holders from time to time of the
                    Senior Notes, and the Bank of New York, as
                    Collateral Agent

      10.01         Amended and Restated Lease Agreement among       1-12095
                    Rivergate Development corporation, as            Exhibit 10.01 to Pre-Effective Amendment No. 2
                    Landlord, and Jazz Casino Company, L.L.C., as    to JCC Holding Company's Registration Statement
                    Tenant, and the City of New Orleans, as          on Form 10
                    Intervenor, dated October 29, 1998

      10.02         First Amendment to Amended and Restated Lease    Exhibit 10.01 to JCC Holding Company's Annual
                    Agreement by and between Rivergate               Report on Form 10-K/A for the Year Ended
                    Development corporation and Jazz Casino          December 31, 2000
                    regarding Canal Street Casino Property dated
                    as of March 29, 2001

      10.03*        Second Amendment to Amended and Restated Lease
                    Agreement by and between Rivergate Development
                    Corporation and Jazz Casino regarding Canal
                    Street Casino Property dated as of February 7,
                    2002

      10.04         Amended and Renegotiated Casino Operating        1-12095
                    Contract among the State of Louisiana by and     Exhibit 10.05 to Pre-Effective Amendment No. 2
                    through the Louisiana Gaming Control Board,      to JCC Holding Company's Registration Statement
                    Harrah's Jazz Company, Jazz Casino Company,      on Form 10
                    L.L.C., and Harrah's New Orleans Management
                    Company and JCC Holding Company, as
                    Intervenors effective as of October 30, 1998

      10.05         Second Amendment to Amended and Renegotiated     Exhibit 10.02 to JCC Holding Company's Annual
                    Casino Operating Contract between Jazz Casino    Report on Form 10-K/A for the Year Ended
                    Company, L.L.C. and the State of Louisiana       December 31, 2000

      10.06         Third Amendment to Amended and Renegotiated      Exhibit 10.03 to JCC Holding Company's Annual
                    Casino Operating Contract between Jazz Casino    Report on Form 10-K/A for the Year Ended
                    Company, L.L.C. and the State of Louisiana       December 31, 2000
                    dated as of March 29, 2001

      10.07         Third Amended and Restated Management            Exhibit 10.04 to JCC Holding Company's Annual
                    Agreement between Jazz Casino and Harrah's       Report on Form 10-K/A for the Year Ended
                    Management Company dated as of March 29, 2001    December 31, 2000

      10.08         Amended and Restated HET/JCC Agreement among     Exhibit 10.05 to JCC Holding Company's Annual
                    Jazz Casino Company, L.L.C., Harrah's            Report on Form 10-K/A for the Year Ended
                    Entertainment, Inc., Harrah's Operating          December 31, 2000
                    Company, Inc., and JCC Holding Company, Inc.
                    regarding Minimum Payment Guaranty, dated as
                    of March 29, 2001

      10.09         Second Floor Non-Gaming Sublease Between Jazz    1-12095
                    Casino Company, L.L.C., as Sublessor, and JCC    Exhibit 10.07 to Pre-Effective Amendment No. 2
                    Development Company, L.L.C., as Sublessee,       to JCC Holding Company's Registration Statement
                    dated October 29, 1998                           on Form 10

      10.10*        First Amendment to Second Floor Non-Gaming
                    Sublease Between Jazz Casino Company, L.L.C., as Sublessor, and JCC Development Company,
                    L.L.C., as Sublessee, dated February 7, 2002

      10.11         Amended and Restated Open Access Plans of Jazz   1-12095
                    Casino Company, L.L.C., submitted to the         Exhibit 10.37 to Pre-Effective Amendment No. 2
                    council of the City of New Orleans on October    to JCC Holding Company's Registration Statement
                    29, 1998                                         on Form 10

      10.12*        First Amendment to Amended and Restated Open
                    Access Plans of Jazz Casino Company, L.L.C., entered into on February 7, 2002

      10.13         Open Access Program                              1-12095
                                                                     Exhibit 10.38 to JCC Holding Company's Annual
                                                                     Report on Form 10-K for the Year Ended December
                                                                     31, 1998

      10.14*        First Amendment to Open Access Program,
                    entered into on February 7, 2002

      10.15         Employment Agreement, dated as of May 6, 1999,   Exhibit 10.40 to JCC Holding Company's
                    by and between JCC Holding Company and           Quarterly Report on Form 10-Q for the Quarter
                    Frederick W. Burfurd                             Ended June 30, 1998

      10.16* Separation Agreement and General Release, dated as of July 19, 2001, by and between JCC
                    Holding Company and Frederick W. Burford

      10.17         Employment Agreement, dated as of August 25,     Exhibit 10.41 to JCC Holding Company's
                    1999, by and between JCC Holding Company and     Quarterly Report on Form 10-Q for the Quarter
                    L. Camille Fowler                                Ended September 30, 1999

      10.18         Sublease Agreement by and between Jazz Casino    Exhibit 10.13 to JCC Holding Company's Annual
                    Company, L.L.C. and Sullivan Transfer Co.        Report on Form 10-K for the Year Ended December
                                                                     31, 2000

      10.19         Act of Mortgage and Collateral Assignment by     Exhibit 10.13 to JCC Holding Company's Annual
                    Jazz Casino Company, L.L.C.                      Report on Form 10-K/A for the Year Ended
                                                                     December 31, 2000

      10.20         Act of Mortgage and Collateral Assignment by     Exhibit 10.14 to JCC Holding Company's Annual
                    JCC Canal Development, L.L.C.                    Report on Form 10-K/A for the Year Ended
                                                                     December 31, 2000

      10.21         Act of Mortgage and Collateral Assignment by     Exhibit 10.15 to JCC Holding Company's Annual
                    JCC Fulton Development, L.L.C.                   Report on Form 10-K/A for the Year Ended
                                                                     December 31, 2000

      10.22         Act of Mortgage and Collateral Assignment by     Exhibit 10.16 to JCC Holding Company's Annual
                    JCC Development Company                          Report on Form 10-K/A for the Year Ended
                                                                     December 31, 2000

      10.23         Four Year Unconditional Minimum Payment          Exhibit 10.17 to JCC Holding Company's Annual
                    Guaranty Agreement from Harrah' Entertainment,   Report on Form 10-K/A for the Year Ended
                    Inc. and Harrah's Operating Company, Inc., in    December 31, 2000
                    favor of the State of Louisiana, dated as of
                    March 29, 2001

      10.24         JCC Holding Company 1998 Long-Term Incentive     1-2095
                    Plan                                             Exhibit 10.20 to JCC Holding Company's Annual
                                                                     Report on Form 10-K for the Year Ended December
                                                                     31, 1998

      10.25*        Form of Amendment Number One to the JCC
                    Holding Company 1998 Long-Term Incentive
                    Plan, effective as of May 1, 2000

      10.26*        Form of Amendment Number Two to the JCC
                    Holding Company 1998 Long-Term Incentive
                    Plan, effective as of March 29, 2001

      10.27* Agreement to Purchase and Sell, dated as of June 15, 2001, by and between JCC Canal
                    Development, L.L.C., a Louisiana limited liability company, and 3CP Associates, L.L.C., a Louisiana liability company

      21.27         List of subsidiaries of JCC Holding Company      Exhibit 21.01 to JCC Holding Company's Annual
                                                                     Report on Form 10-K for the Year Ended December
                                                                     31, 2000

      23.1*         Consent of Deloitte & Touche LLP, Independent
                    Public Accountants, dated March 12, 2002

*  Filed herewith

         (b)      Reports on Form 8-K
                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2002.


                                       JCC HOLDING COMPANY

                                       By:        /s/ Paul Debban
                                           -------------------------------------
                                                    Paul Debban
                                                     President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                     SIGNATURE                                                     TITLE
                     ---------                                                     -----

                 /s/ PAUL DEBBAN                                       President
-----------------------------------------------------                  Director
                   Paul Debban                                         (principal executive officer)
Date: March 14, 2002

                 /s/ PHILIP G. SATRE                                   Director
-----------------------------------------------------
                   Philip G. Satre
Date: March 14, 2002

                 /s/ PRESTON SMART                                     Director
-----------------------------------------------------
                   Preston Smart
Date: March 14, 2002

                                                                       Director
-----------------------------------------------------
                 Anthony Sanfilippo
Date:

                /s/ RUDY J. CERONE                                     Director
-----------------------------------------------------
                  Rudy J. Cerone
Date: March 14, 2002

                /s/ EDDIE N. WILLIAMS                                  Director
-----------------------------------------------------
                  Eddie N. Williams
Date: March 14, 2002

                 /s/ CHRIS LOWDEN                                      Director
-----------------------------------------------------
                   Chris Lowden
Date: March 14, 2002

               /s/ L. CAMILLE FOWLER                                   Vice President -- Finance,
 -----------------------------------------------------                 Treasurer and Secretary
                 L. Camille Fowler                                     (principal financial and accounting officer)
Date: March 14, 2002

                                  EXHIBIT INDEX



     EXHIBIT
     NUMBER                         DESCRIPTION                                 SEC DOCUMENT REFERENCE
     ------                         -----------                                 ----------------------

       2.01         Joint Plan of Reorganization under Chapter 11    Exhibit 2.2 to JCC Holding Company's
                    of the Bankruptcy Code as of February 8, 2001    Current Report on Form 8-K dated March 29,
                                                                     2001

       3.01         Second Amended and Restated Certificate of       Exhibit 3.01 to JCC Holding Company's Annual
                    Incorporation                                    Report on Form 10-K/A for the Year Ended
                                                                     December 31, 2000

       3.02         Third Amended and Restated Bylaws                Exhibit 3.02 to JCC Holding Company's Annual
                                                                     Report on Form 10-K/A for the Year Ended
                                                                     December 31, 2000

       4.01         Indenture by and between Jazz Casino, as         Exhibit 4.01 to JCC Holding Company's Annual
                    Issuer, JCC Holding Company, JCC Canal           Report on Form 10-K/A for the Year Ended
                    Development, L.L.C., JCC Fulton Development,     December 31, 2000
                    L.L.C., and JCC Development Company, L.L.C.,
                    as Guarantors, and Wells Fargo, as Trustee
                    dated as of Effective Date relating to
                    aggregate principal amount of $124,520,000
                    Senior Notes, including attachments

       4.02         Registration Rights Agreement (Common Stock),    Exhibit 4.02 to JCC Holding Company's Annual
                    dated as of March 29, 2001, among JCC Holding    Report on Form 10-K/A for the Year Ended
                    Company, Inc., and each Holder of the New        December 31, 2000
                    Common Stock

       4.03         Registration Rights Agreement (Senior Notes),    Exhibit 4.03 to JCC Holding Company's Annual
                    dated as of March 29, 2001, among Jazz Casino    Report on Form 10-K/A for the Year Ended
                    Company, L.L.C., JCC Holding Company, Inc.,      December 31, 2000
                    JCC Canal Development, L.L.C., JCC Fulton
                    Development, L.L.C., and each Holder of the
                    Senior Notes

       4.04         Manager Subordination Agreement (Noteholders)    Exhibit 4.04 to JCC Holding Company's Annual
                                                                     Report on Form 10-K/A for the Year Ended
                                                                     December 31, 2000

       4.05         Intercreditor Agreement, dated as of March 29,   Exhibit 4.05 to JCC Holding Company's Annual
                    2001, among Harrah's Entertainment, Inc., and    Report on Form 10-K/A for the Year Ended
                    Harrah's Operating Company, Inc., as the         December 31, 2000
                    minimum payment guarantors, and, together
                    with Harrah's New Orleans Management Company,
                    Inc. as the revolving lenders, Wells Fargo,
                    as trustee, for the holders from time to time
                    of the Senior Notes, and the Bank of New
                    York, as Collateral Agent

       4.06         Revolving Credit Agreement among Jazz Casino     Exhibit 4.06 to JCC Holding Company's Annual
                    Company, L.L.C., as borrower; JCC Holding        Report on Form 10-K/A for the Year Ended
                    Company, Inc., JCC Canal Development L.L.C.,     December 31, 2000
                    JCC Fulton Development, L.L.C. and JCC
                    Development, L.L.C., as guarantors; and
                    Harrah's Entertainment, Inc., a Delaware
                    corporation, Harrah's Operating Company, Inc.,
                    a Delaware corporation, and Harrah's New


                    Orleans Management Company, a Nevada
                    corporation, as lenders

       4.07         Pledge Agreement, dated as of March 29, 2001,    Exhibit 4.07 to JCC Holding Company's Annual
                    among Harrah's Entertainment, Inc., and          Report on Form 10-K/A for the Year Ended
                    Harrah's Operating Company, Inc., as the         December 31, 2000
                    minimum payment guarantors, and, together with
                    Harrah's New Orleans Management Company, Inc.
                    as the revolving lenders, Wells Fargo, as
                    trustee, for the holders from time to time of
                    the Senior Notes, and the Bank of New York,
                    as Collateral Agent

       4.08         Security Agreement, dated as of March 29,        Exhibit 4.08 to JCC Holding Company's Annual
                    2001, among JCC Holding Company, Jazz Casino     Report on Form 10-K/A for the Year Ended
                    Company, L.L.C., and certain of their            December 31, 2000
                    subsidiaries, as assignors, Harrah's
                    Entertainment, Inc. and Harrah's Operating
                    Company, Inc., as the minimum payment
                    guarantors, and, together with Harrah's New
                    Orleans Management Company, Inc. as the
                    revolving lenders, Wells Fargo, as trustee,
                    for the holders from time to time of the
                    Senior Notes, and the Bank of New York, as
                    Collateral Agent

      10.01         Amended and Restated Lease Agreement among       1-12095
                    Rivergate Development Corporation, as            Exhibit 10.01 to Pre-Effective Amendment No. 2
                    Landlord, and Jazz Casino Company, L.L.C., as    to JCC Holding Company's Registration Statement
                    Tenant, and the City of New Orleans, as          on Form 10
                    Intervenor, dated October 29, 1998

      10.02         First Amendment to Amended and Restated Lease    Exhibit 10.01 to JCC Holding Company's Annual
                    Agreement by and between Rivergate               Report on Form 10-K/A for the Year Ended
                    Development Corporation and Jazz Casino          December 31, 2000
                    regarding Canal Street Casino Property dated
                    as of March 29, 2001

      10.03*        Second Amendment to Amended and Restated Lease
                    Agreement by and between Rivergate Development
                    Corporation and Jazz Casino Canal Street
                    Casino Property dated as of February 7, 2002

      10.04         Amended and Renegotiated Casino Operating        1-12095
                    Contract among the State of Louisiana by and     Exhibit 10.05 to Pre-Effective Amendment No. 2
                    through the Louisiana Gaming Control Board,      to JCC Holding Company's Registration Statement
                    Harrah's Jazz Company, Jazz Casino Company,      on Form 10
                    L.L.C., and Harrah's New Orleans Management
                    Company and JCC Holding Company, as
                    Intervenors effective as of October 30, 1998

      10.05         Second Amendment to Amended and Renegotiated     Exhibit 10.02 to JCC Holding Company's Annual
                    Casino Operating Contract between Jazz Casino    Report on Form 10-K/A for the Year Ended
                    Company, L.L.C. and the State of Louisiana       December 31, 2000

      10.06         Third Amendment to Amended and Renegotiated      Exhibit 10.03 to JCC Holding Company's Annual
                    Casino Operating Contract between Jazz Casino    Report on Form 10-K/A for the Year Ended
                    Company, L.L.C. and the State of Louisiana       December 31, 2000
                    dated as of March 29, 2001

      10.07         Third Amended and Restated Management            Exhibit 10.04 to JCC Holding Company's Annual
                    Agreement between Jazz Casino and Harrah's       Report on Form 10-K/A for the Year Ended
                    Management Company dated as of March 29, 2001    December 31, 2000

      10.08         Amended and Restated HET/JCC Agreement among     Exhibit 10.05 to JCC Holding Company's Annual
                    Jazz Casino Company, L.L.C., Harrah's            Report on Form 10-K/A for the Year Ended
                    Entertainment, Inc., Harrah's Operating          December 31, 2000
                    Company, Inc., and JCC Holding Company, Inc.
                    regarding Minimum Payment Guaranty, dated as
                    of March 29, 2001

      10.09         Second Floor Non-Gaming Sublease Between Jazz    1-12095
                    Casino Company, L.L.C., as Sublessor, and JCC    Exhibit 10.07 to Pre-Effective Amendment No. 2
                    Development Company, L.L.C., as Sublessee,       to JCC Holding Company's Registration Statement
                    dated October 29, 1998                           on Form 10

      10.10*        First Amendment to Second Floor Non-Gaming
                    Sublease Between Jazz Casino Company, L.L.C., as Sublessor, and JCC Development Company,
                    L.L.C., as Sublessee, dated February 7, 2002

      10.11         Amended and Restated Open Access Plans of Jazz   1-12095
                    Casino Company, L.L.C., submitted to the         Exhibit 10.37 to Pre-Effective Amendment No. 2
                    council of the City of New Orleans on October    to JCC Holding Company's Registration Statement
                    29, 1998                                         on Form 10

      10.12*        First Amendment to Amended and Restated Open
                    Access Plans of Jazz Casino Company, L.L.C., entered into on February 7, 2002

      10.13         Open Access Program                              1-12095
                                                                     Exhibit 10.38 to JCC Holding Company's Annual
                                                                     Report on Form 10-K for the Year Ended December
                                                                     31, 1998
      10.14*        First Amendment to Open Access Program,
                    entered into on February 7, 2002

      10.15         Employment Agreement, dated as of May 6, 1999,   Exhibit 10.40 to JCC Holding Company's
                    by and between JCC Holding Company and           Quarterly Report on Form 10-Q for the Quarter
                    Frederick W. Burfurd                             Ended June 30, 1998

      10.16* Separation Agreement and General Release, dated as of July 19, 2001, by and between JCC
                    Holding Company and Frederick W. Burford

      10.17         Employment Agreement, dated as of August 25,     Exhibit 10.41 to JCC Holding Company's
                    1999, by and between JCC Holding Company and     Quarterly Report on Form 10-Q for the Quarter
                    L. Camille Fowler                                Ended September 30, 1999

      10.18         Sublease Agreement by and between Jazz Casino    Exhibit 10.13 to JCC Holding Company's Annual
                    Company, L.L.C. and Sullivan Transfer Co.        Report on Form 10-K for the Year Ended December
                                                                     31, 2000

      10.19         Act of Mortgage and Collateral Assignment by     Exhibit 10.13 to JCC Holding Company's Annual
                    Jazz Casino Company, L.L.C.                      Report on Form 10-K/A for the Year Ended
                                                                     December 31, 2000

      10.20         Act of Mortgage and Collateral Assignment by     Exhibit 10.14 to JCC Holding Company's Annual
                    JCC Canal Development, L.L.C.                    Report on Form 10-K/A for the Year Ended
                                                                     December 31, 2000

      10.21         Act of Mortgage and Collateral Assignment by     Exhibit 10.15 to JCC Holding Company's Annual
                    JCC Fulton Development, L.L.C.                   Report on Form 10-K/A for the Year Ended
                                                                     December 31, 2000

      10.22         Act of Mortgage and Collateral Assignment by     Exhibit 10.16 to JCC Holding Company's Annual
                    JCC Development Company                          Report on Form 10-K/A for the Year Ended
                                                                     December 31, 2000

      10.23         Four Year Unconditional Minimum Payment          Exhibit 10.17 to JCC Holding Company's Annual
                    Guaranty Agreement from Harrah' Entertainment,   Report on Form 10-K/A for the Year Ended
                    Inc. and Harrah's Operating Company, Inc., in    December 31, 2000
                    favor of the State of Louisiana, dated as of
                    March 29, 2001

      10.24         JCC Holding Company 1998 Long-Term Incentive     1-2095
                    Plan                                             Exhibit 10.20 to JCC Holding Company's Annual
                                                                     Report on Form 10-K for the Year Ended December
                                                                     31, 1998

      10.25*        Form of Amendment Number One to the JCC
                    Holding Company 1998 Long-Term Incentive
                    Plan, effective as of May 1, 2000

      10.26*        Form of Amendment Number Two to the JCC
                    Holding Company 1998 Long-Term Incentive
                    Plan, effective as of March 29, 2001

      10.27* Agreement to Purchase and Sell, dated as of June 15, 2001, by and between JCC Canal
                    Development, L.L.C., a Louisiana limited liability company, and 3CP Associates, L.L.C., a Louisiana liability company

      21.25         List of subsidiaries of JCC Holding Company      Exhibit 21.01 to JCC Holding Company's Annual
                                                                     Report on Form 10-K for the Year Ended December
                                                                     31, 2000

      23.1*         Consent of Deloitte & Touche LLP, Independent
                    Public Accountants, dated March 12, 2002


*  Filed herewith