Form 10-Q
period 2002-03-31
JCC HOLDING CO
filed 2002-05-15
CIK 1021352

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended                          MARCH 31, 2002
                                                                 --------------

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

         The number of shares of the registrant's common stock outstanding at May 1, 2002 was 12,386,200.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                                 MARCH 31, 2002

                                      INDEX

                                                                               PAGE
                                                                              NUMBER
                                                                              ------

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING
   STATEMENTS                                                                    3

PART I    FINANCIAL INFORMATION                                                  4

          Item 1. Financial Statements                                           4

          Condensed Consolidated Balance Sheets as of
              March 31, 2002 and December 31, 2001 (Unaudited)                   4

          Condensed Consolidated Statements of Operations for the
              Three Months Ended March 31, 2002 and 2001 (Unaudited)             5

          Condensed Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 2002 and 2001 (Unaudited)             6

          Notes to Condensed Consolidated Financial Statements (Unaudited)       7

          Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                               24

          Item 3. Quantitative and Qualitative Disclosures About Market Risk    32

PART II  OTHER INFORMATION                                                      34

          Item 1. Legal Proceedings                                             34

          Item 2. Changes in Securities and Use of Proceeds                     35

          Item 3. Defaults Upon Senior Securities                               35

          Item 4. Submission of Matters to a Vote of Security Holders           35

          Item 5. Other Information                                             35

          Item 6. Exhibits and Reports on Form 8-K                              36

SIGNATURES                                                                      37

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q includes forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including in particular the statements about (1) our plans, objectives, expectations and prospects, (2) the development of non-gaming entertainment space on the second floor of the casino in New Orleans, Louisiana and plans for various adjacent properties and (3) the development and implementation of a plan for expanded buffet and dining facilities and other amenities for our patrons to the extent now permitted by applicable restrictions. In particular, such statements appear under the heading "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this document. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions identify forward-looking statements. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by such forward-looking statements are reasonable, such statements involve uncertainties and risks, and we cannot assure you that such plans, objectives, expectations and prospects will be achieved. Important factors that could cause actual results to differ materially from the results anticipated by the forward-looking statements include such matters as:

     o our ability to achieve sufficient revenues under our Plan of Reorganization to meet our reduced but continuing obligations to the State of Louisiana, the City of New Orleans and our various other creditors, including, in particular, our minimum required annual payment to the State of Louisiana in the amount of the greater of (i) $60 million beginning April 1, 2002 and continuing for each casino operating contract fiscal year thereafter during the term of the casino operating contract or (ii) the sum of a sliding scale of gross gaming revenues that begins at 21.5% for gross gaming revenues up to $500 million and escalates to a high of 29% for revenues in excess of $900 million;

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

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                      JCC HOLDING COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 31, 2001
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               MARCH 31,     DECEMBER 31,
                                                                                 2002            2001
                                                                             ------------    ------------
                               ASSETS
Current Assets:
   Cash and cash equivalents (includes restricted
      cash of $4,618 and $3,253, respectively)                               $     56,053    $     41,702
   Accounts receivable, net of allowance for doubtful
      accounts of $4,855 and $4,022, respectively                                   2,849           3,414
   Inventories                                                                        578             639
   Prepaids and other assets                                                        5,602           2,162
   Property available for sale                                                      6,500              --
                                                                             ------------    ------------
         Total current assets                                                      71,582          47,917
                                                                             ------------    ------------
Property and Equipment:
   Buildings on leased land                                                       129,027         129,027
   Furniture, fixtures and equipment                                               29,191          28,406
   Property held for development                                                    1,519          10,708
   Leasehold improvements                                                             284             284
   Construction in progress                                                           601             309
                                                                             ------------    ------------
         Total                                                                    160,622         168,734
   Less - accumulated depreciation                                                (37,750)        (35,253)
                                                                             ------------    ------------
         Net property and equipment                                               122,872         133,481
                                                                             ------------    ------------
Other Assets:
   Deferred operating contract cost, net of accumulated
      amortization of $4,622 and $4,351, respectively                              24,183          24,454
   Lease prepayment, net of accumulated
      amortization of $1,150 and $1,082, respectively                               5,978           6,046
   Deferred charges and other, net of accumulated
      amortization of $2,521 and $2,320, respectively                              11,024          11,225
                                                                             ------------    ------------
         Total other assets                                                        41,185          41,725
                                                                             ------------    ------------

         Total Assets                                                        $    235,639    $    223,123
                                                                             ============    ============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable - trade                                                  $      1,489    $      2,196
   Accrued interest                                                                 1,486              --
   Accrued expenses                                                                21,539          17,231
   Due to affiliates                                                                7,729           4,591
   Preconfirmation contingencies                                                      619             900
   Other                                                                            2,881           2,036
                                                                             ------------    ------------
         Total current liabilities                                                 35,743          26,954
                                                                             ------------    ------------

Long-term debt, net of discount (including debt to affiliates of $44,076
      and $43,824, respectively)                                                  106,284         105,676
Due to affiliates                                                                   2,050           2,050
Other long-term liabilities                                                           404             428

Commitments and Contingencies

Stockholders' Equity:
   Common Stock:
      Common Stock (40,000 shares authorized; 12,386 shares
         issued and outstanding; par value $.01 per share)                            124             124
   Additional paid-in capital                                                     413,395         413,150
   Accumulated deficit                                                           (322,361)       (325,259)
                                                                             ------------    ------------
         Total stockholders' equity                                                91,158          88,015
                                                                             ------------    ------------
         Total Liabilities and Stockholders' Equity                          $    235,639    $    223,123
                                                                             ============    ============

See Notes to Unaudited Condensed Consolidated Financial Statements.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        (DEBTORS-IN-
                                                                         POSSESSION)
                                                            2002            2001
                                                        ------------    ------------

Revenues:
   Casino                                               $     70,252    $     61,360
   Food and beverage                                           6,180           5,263
   Retail, parking and other                                   3,038           2,753
   Less - casino promotional allowances                       (8,824)        (10,365)
                                                        ------------    ------------
      Total net revenues                                      70,646          59,011
                                                        ------------    ------------

Operating Expenses:
   Direct:
      Casino                                                  34,244          47,770
      Food and beverage                                        4,051           3,763
      Retail, parking and other                                1,508           1,720
   General and administrative                                 20,185          20,823
   Depreciation and amortization                               3,043           2,531
   Provision for asset impairment                              2,689              --
                                                        ------------    ------------
      Total operating expenses                                65,720          76,607
                                                        ------------    ------------

Operating Income (Loss)                                        4,926         (17,596)
                                                        ------------    ------------

Reorganization Expenses                                           --        (100,429)

Other Income (Expense):
   Interest expense, net of capitalized interest              (2,120)           (621)
   Interest and other income                                      92             191
                                                        ------------    ------------
      Total other income (expense)                            (2,028)           (430)
                                                        ------------    ------------

Income (Loss) Before Extraordinary Item                        2,898        (118,455)

Extraordinary Gain on Early Extinguishment of Debt                --         213,448
                                                        ------------    ------------
Net Income                                              $      2,898    $     94,993
                                                        ============    ============

Per Share Data:
   Income (Loss) Before Extraordinary Item              $       0.23    $      (9.56)

   Extraordinary Gain on Early Extinguishment of Debt             --           17.23

                                                        ------------    ------------
   Basic Net Income                                     $       0.23    $       7.67
                                                        ============    ============

   Weighted Average Shares Outstanding                    12,386,200      12,386,200
                                                        ============    ============

See Notes to Unaudited Condensed Consolidated Financial Statements.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                           (DEBTORS-IN-
                                                                                            POSSESSION)
                                                                               2002            2001
                                                                           ------------    ------------

Cash Flows From Operating Activities:
   Net income                                                              $      2,898    $     94,993
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                               3,043           2,531
      Amortization of note discount                                                 608          90,365
      Deferred rent                                                                 (24)            284
      Provision for bad debts                                                     1,003             640
      Provision for asset impairment                                              2,689              --
      Amortization of unearned compensation                                         245              --
      Extraordinary gain on early extinguishment of debt                             --        (213,448)
      Changes in operating assets and liabilities:
         Accounts receivable                                                       (438)          1,420
         Inventories                                                                 61              81
         Prepaids and other assets                                               (3,440)         (1,415)
         Accounts payable - trade                                                  (707)            891
         Accrued interest                                                         1,486              52
         Accrued expenses                                                         4,308           4,935
         Preconfirmation contingencies                                             (281)            (21)
         Due to affiliates                                                        3,138           8,143
         Other current liabilities                                                  845              61
      Payment of liabilities subject to compromise due to
        reorganization activities:
         Reorganization costs, excluding amortization of note
           discount of $90,314 in 2001                                               --          10,115
         Payment of reorganization costs                                             --          (6,044)
                                                                           ------------    ------------
            Net cash flows provided by (used in) operating activities            15,434          (6,417)
                                                                           ------------    ------------

Cash Flows From Investing Activities:
   Capital expenditures                                                          (1,083)           (198)
   Change in deferred charges and other assets                                       --            (126)
                                                                           ------------    ------------
            Net cash flows used in investing activities                          (1,083)           (324)
                                                                           ------------    ------------

Cash Flows From Financing Activities:
   Net short-term borrowings - affiliate                                             --           8,000
   Net proceeds from notes payable - affiliate                                       --           5,745
                                                                           ------------    ------------
            Net cash flows provided by financing activities                          --          13,745
                                                                           ------------    ------------

Net increase in cash and cash equivalents                                        14,351           7,004

Cash and cash equivalents, beginning of period                                   41,702          26,626
                                                                           ------------    ------------
Cash and cash equivalents, end of period                                   $     56,053    $     33,630
                                                                           ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                             $         --    $        147

See Notes to Unaudited Condensed Consolidated Financial Statements.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. ORGANIZATION, BASIS OF PRESENTATION AND BANKRUPTCY IN JANUARY 2001

         Defined terms used herein that are not specifically defined in this report have the meanings given to them in our Annual Report on Form 10-K filed previously with the Securities and Exchange Commission.

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

         Our purpose is to operate an exclusive land-based casino entertainment facility (the "Casino") in New Orleans, Louisiana. Our Casino commenced operations on October 28, 1999. We also plan to develop approximately 130,000 square feet of multipurpose non-gaming entertainment space on the second floor of the Casino and sell or develop various adjacent properties for entertainment uses supporting the Casino. On October 15, 2001 we sold the parcel of land across from the Casino located at 3 Canal Place to CP3 Associates, LLC. The sale netted approximately $6 million in cash. In addition, we have entered into an agreement to sell the city block of historical buildings across the street from the Casino and its garages (the "Fulton Street Property"). We plan to use the proceeds from these two sales for development needs on the second floor, subject to any limitations imposed by our financing documents. These funds, however, are not sufficient to complete development of the second floor, and we have not obtained sufficient financing to fully fund these developments.

         BASIS OF PRESENTATION. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and notes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America. The results for the periods indicated are unaudited, but reflect all adjustments (consisting primarily of normal recurring accruals and reclassifying previously reported amounts to conform to current classifications) which management considers necessary for a fair presentation of operating results for the interim periods presented. However, the results of operations for the interim periods presented should not be used as a basis for estimating results of operations for a full year. These condensed consolidated financial statements and related notes should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2001.

         We were in bankruptcy proceedings from January 4, 2001 until March 29, 2001, the effective date of consummation of our plan of reorganization. Accordingly for a substantial portion of the three-month period ended March 31, 2001, we were debtors-in-possession.

         BANKRUPTCY IN JANUARY 2001. On January 4, 2001, we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to allow restructuring of our obligations to the State of Louisiana and the City of New Orleans, long-term debt, bank credit facilities, and trade and other obligations. The filing was made in the United States Bankruptcy Court for the Eastern District of Louisiana in New Orleans (the "Bankruptcy Court"). After the filing of the petition, we continued to operate as debtors-in-possession subject to the Bankruptcy Court's supervision and orders until our plan of reorganization was consummated.

         Our plan of reorganization, which was approved by the Bankruptcy Court on March 19, 2001 and was consummated on March 29, 2001, resulted in, among other things, elimination of our then existing common stock and debt securities and the issuance of new common stock and debt securities to certain creditors. The accounting consequences of our bankruptcy proceeding are reflected in the financial statements as of the effective date of our reorganization. The income statement during the first quarter 2001 includes only five days of interest expense on our old long-term debt and other obligations, except for debtors-in-possession loans made during the bankruptcy proceeding upon which interest accrued through March 29, 2001, the effective date of our reorganization. The interest charges incurred contractually during the first quarter 2001, but not recorded as a result of our bankruptcy proceeding, totaled $15.6 million. The cancellation of non-affiliate debt and related accrued interest resulted in an extraordinary gain as of the effective date. During the first quarter of 2001, we recorded an extraordinary gain on the early extinguishment of our debt of $213.4 million. This gain arises from the discharge of $317.0 million of outstanding principal and interest due to non-affiliates under our senior subordinated notes with contingent payments due 2009, bank term loans, and convertible junior subordinated debentures, in exchange for new debt and equity securities with a fair value of $103.6 million. In addition, the cancellation of affiliate debt and other obligations resulted in an increase of $304.8 million to additional paid-in capital as of the effective date of our reorganization. We did not meet the requirements to utilize fresh start reporting. Therefore, in accordance with Statement of Position 90-7: "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," our liabilities compromised by the confirmed plan of reorganization have been stated at the present value of the amounts to be paid, reorganization expenses have been separately disclosed and the forgiveness of debt has been reported as an adjustment to additional paid-in capital and an extraordinary item in the condensed consolidated financial statements.

         Our plan of reorganization took into account the reduction of our annual minimum payment obligations to the Louisiana Gaming Control Board to the greater of 21.5% of gross gaming revenue or a minimum payment of $50 million commencing April 1, 2001, through March 31, 2002, and $60 million each fiscal year thereafter (see Note 6). Under the plan, Harrah's Entertainment, Inc. ("Harrah's Entertainment" or "HET") and Harrah's Operating Company, Inc. ("Harrah's Operating Company" or "HOCI") have provided a new minimum payment guaranty to the Louisiana Gaming Control Board, which secures Jazz Casino Company, L.L.C.'s ("Jazz Casino") annual minimum payment obligation to the Louisiana Gaming Control Board for an initial four year period through March 31, 2005, pursuant to a new agreement among Harrah's Entertainment and Harrah's Operating Company and our subsidiary Jazz Casino (the "new HET/JCC Agreement") (see Note 4).

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

          o Jazz Casino gained permission to own and operate two courtesy cars and one courtesy van;

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

         On the effective date of our plan of reorganization, our outstanding common stock consisted of 12,386,200 shares of new common stock. Under the plan of reorganization, in consideration of various waivers, extinguishments of claims and other consideration, Harrah's Entertainment received 6,069,238 shares (49%) of our new common stock. Holders of claims arising under tranche B-1 of the bank credit facilities received 1,734,068 shares (14%) of our new common stock; and holders of claims arising under our senior subordinated notes received 4,582,894 shares (37%) of our new common stock.

         In addition, we issued new term notes, the Senior Notes due 2008 (the "Senior Notes"), in the aggregate amount of $124.5 million (face value), which will mature seven years from their issuance and bear interest at the London Interbank Offered Rate ("LIBOR") plus 275 basis points (see Note 3). The holders of claims arising under tranches A-1, A-3 and B-1 of the bank credit facilities received $55.0 million in Senior Notes; Harrah's Entertainment and its affiliates, as holders of claims arising under the HET/JCC Agreement and tranche A-2 of the bank credit facilities received $51.6 million in Senior Notes; and holders of claims arising under the senior subordinated notes received $17.9 million in Senior Notes. All holders of casino operation related unsecured claims have been paid, in cash, the full amount of their claims.

         We have up to $35 million available for working capital purposes under a new revolving line of credit provided by Harrah's Entertainment (see Note 2).

         Our manager, Harrah's New Orleans Management Company, continues to manage the Casino pursuant to our management agreement, which was amended in connection with our bankruptcy plan of reorganization. The amount of the management fee previously paid to the manager was adjusted under the amended management agreement, and certain fees charged to the Casino by the manager and its affiliates were eliminated (see Note 4).

         PROVISION FOR ASSET IMPAIRMENT. On April 23, 2002, Fulton Development entered into an agreement to sell the Fulton Street Property to a hotel developer for $6.5 million. The agreement is subject to a ninety-day due diligence period and is conditioned upon, among other things, the ability of the purchaser to construct a hotel on the site. The agreement calls for the negotiation of certain cooperative efforts between Jazz Casino and the developer, which will likely require Jazz Casino to make certain financial commitments to the developer regarding hotel rooms for Casino patrons and parking and employees for the hotel. During the first quarter of 2002 in connection with this conditional sale, we recorded a provision for asset impairment of $2.7 million to reduce the book value of the Fulton Street Property to its estimated net realizable value.

         REORGANIZATION ITEMS. During the three months ended March 31, 2001, we incurred reorganization expenses of $100.4 million. These expenses include a $90.3 million charge to reflect the write off of the unamortized balance of the discount of the senior subordinated notes, which were cancelled as a result of our plan of reorganization to record the amount of the allowed claim. The remaining expenses consisted primarily of consulting and legal fees and costs associated with retention bonuses.

         NET INCOME (LOSS) PER SHARE. We account for net income (loss) per share under the provisions of SFAS No. 128, "Earnings Per Share." This standard requires dual presentation of net income per common share and net income per share assuming dilution on the face of the statement of operations. Basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares outstanding during the period. There were no potentially dilutive securities outstanding at March 31, 2002.

         STOCK-BASED COMPENSATION. In 1999, we adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock-based compensation. We continue to account for stock-based compensation using the intrinsic value method as prescribed under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Pursuant to certain executives' employment agreements, on March 4, 2002 and March 7, 2002, we granted 498,550 options and 120,512 options, respectively, to purchase shares of common stock at a strike price of $2.00 per share. We recorded compensation expense of $245,150 during the first quarter to account for the intrinsic value of these stock option grants. In addition, pursuant to an annual minimum level of compensation clause in these employment agreements, we also recorded additional compensation expense of $268,696.

         RECENTLY ISSUED PRONOUNCEMENTS: The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations", SFAS No. 142 "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." These statements were issued in June and August 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interests method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. We adopted these standards effective January 1, 2002, which resulted in no significant impact on our financial statements.

         RECLASSIFICATIONS. Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

NOTE 2. SHORT-TERM BORROWINGS

         Our new revolving credit facility, provided on the effective date of our reorganization by Harrah's Entertainment and its affiliates, provides Jazz Casino with up to $35 million of available credit to meet working capital requirements, including up to $10 million of availability for letters of credit. The new revolving credit facility bears interest at a rate of LIBOR plus 3.00% per annum and will mature in 2006. The credit facility is secured by substantially all of our assets (except the casino operating contract with the State of Louisiana, our Casino bankroll and the gross revenue share payments due to the State of Louisiana). The credit facility is also secured on a second lien priority basis, junior only to a lien securing our obligations under the new HET/JCC Agreement (see Note 4). We are also subject to numerous debt covenants under the revolving credit facility, including restrictions on, among other things, certain payments, transactions with affiliates, dividend payments, liens, incurrence of additional indebtedness, asset sales, mergers and consolidations, payment of certain indebtedness, capital expenditures, and investments or loans. As of May 10, 2002, there were no outstanding borrowings under this facility, although outstanding letters of credit totaling $700,000 have been issued under this revolving credit facility.

NOTE 3. LONG-TERM DEBT

         On the effective date of our reorganization, our then existing long-term debt was cancelled. The Senior Notes were issued in the aggregate principal (face) amount of $124.5 million that will mature seven years after the effective date (see Note 1). The Senior Notes bear interest at LIBOR plus 2.75% per annum payable quarterly. In the first year, one half of the interest payments on the Senior Notes may be paid in kind and added to the principal at our option. As of May 10, 2002, we have paid $4.2 million in cash interest and paid $3.9 million in interest in kind by issuing additional Senior Notes. Principal payments on the Senior Notes are amortized as follows: zero in the first year; 50% of free cash flow (as defined in the Senior Note agreement) in the second through fourth years; and $6 million annually in the fifth through seventh years, with all remaining unpaid principal payable at maturity. As of the effective date, we considered the variable interest rate on the Senior Notes to be lower than prevailing interest rates for debt with similar terms and credit ratings. In accordance with Statement of Position 90-7, the Senior Notes were valued based on discounting concepts to approximate their fair value of $100.9 million (12.5% discount rate). We are also subject to numerous debt covenants under the Senior Note agreement, including restrictions on, among other things, certain payments, transactions with affiliates, dividend payments, liens, incurrence of additional indebtedness, asset sales, mergers and consolidations, payment of certain indebtedness, capital expenditures, and investments or loans. Further, effective March 29, 2001, each of JCC Development, Canal Development and Fulton Development issued guarantees with respect to the Senior Notes.

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

         On the effective date, all fees then due under our management agreement were waived and we entered into the amended management agreement. Under the amended management agreement, the manager will continue to be responsible for and have authority over, among other things:

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

         In addition, the manager and Harrah's Operating Company shall continue to provide the administrative services formerly provided by Harrah's Operating Company under the administrative services agreement, which was terminated on the effective date, at no additional cost (other than for insurance and risk management services). Under our amended management agreement, as consideration for managing the Casino, the manager is entitled to receive a management fee equal to thirty percent of earnings before interest, income taxes, depreciation, amortization and management fees ("EBITDAM"). Under the amended management agreement, Jazz Casino shall continue to reimburse Harrah's Entertainment for the cost of property level executive salaries and benefits and shall continue to reimburse Harrah's Entertainment for insurance related to the Casino. Neither the manager or any of its affiliates shall be entitled to receive fees for services formerly provided under the administrative services agreement, which services must now be provided at no additional cost (see Note 1).

         Our manager continues to manage the Casino pursuant to our management agreement, which was amended in connection with our bankruptcy plan of reorganization. Under our amended management agreement, we have the right to terminate the management agreement if the Casino fails to achieve earnings before interest, income taxes, depreciation, amortization and management fees, adjusted for certain state and city costs and corporate overhead costs ("Adjusted EBITDAM"), of not less than 85% of the specified target Adjusted EBITDAM for the twelve months ended March 31, 2002, 84% of the specified target Adjusted EBITDAM for the twelve months ended March 31, 2003, and 83% of the specified target Adjusted EBITDAM for the twelve months ended March 31, 2004 and thereafter. The targets of Adjusted EBITDAM for these first three fiscal periods, as specified in the management agreement, are $115.2 million, $127.4 million, and $134.8 million, respectively. For the twelve months ended March 31, 2002, the target Adjusted EBITDAM is 85% of $115.2 million, or $97.9 million. Actual results for that twelve month period produced $116.2 million in Adjusted EBITDAM.

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

         Harrah's Entertainment and Harrah's Operating Company will receive an annual guaranty fee in the amount of two percent of the average amount at risk for such year under the minimum payment guaranty. The guaranty fees of $4.1 million for the period through March 31, 2002 shall be deferred and become payable in four equal installments due on March 31, 2002, March 31, 2003, March 31, 2004, and March 31, 2005, provided that any then unpaid installments of the deferred guaranty fee for the period through March 31, 2002 shall be due and payable in full upon any termination of the amended management agreement. For any periods after March 31, 2002, the guaranty fee for each fiscal year shall be due in four equal installments on June 30, September 30, December 31 and March 31 of the corresponding fiscal year. As of May 10, 2002, $1 million had been paid to Harrah's Entertainment toward the guaranty fee for the year ended March 31, 2002. Advances made by Harrah's Entertainment on our behalf pursuant to the new HET/JCC Agreement bear interest at the rate specified for loans under our new revolving credit facility (LIBOR plus 3.00% per annum - see Note 2) and are secured on a first lien priority basis by substantially all of our assets (except the casino operating contract, the Casino bankroll and the gross revenue share payments due to the State of Louisiana).

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

NOTE 5. INCOME TAXES

         We have available net operating loss carryforwards as of December 31, 2001, totaling approximately $255 million that begin to expire in 2018. In connection with our reorganization upon emergence from bankruptcy, we realized a gain from the extinguishment of certain indebtedness. This gain will not be taxable since the gain results from reorganization under the Bankruptcy Code. However, we are required, as of the beginning of our 2002 taxable year, to reduce net operating loss ("NOL") carryforwards or our depreciable asset basis, in an amount equal to such gain on extinguishment. In addition, NOL carryforwards, which are not reduced, may be subject to certain limitations or further reductions under Internal Revenue Code Section 382.

NOTE 6. COMMITMENTS AND CONTINGENCIES

         CASINO OPERATING CONTRACT. Since the effective date of our reorganization, we have operated under an amended casino operating contract establishing the payments to the Louisiana Gaming Control Board at the greater of (i) 21.5% of gross gaming revenues from the Casino in the applicable casino operating contract fiscal year or (ii) $50 million for the period from April 1, 2001 to March 31, 2002, and $60 million for each April 1 to March 31 annual period thereafter. In addition, we must pay an override on gross gaming revenues equal to (i) 1.5% of gross gaming revenues in excess of $500 million, up to $700 million, (ii) 3.5% for gross gaming revenues in excess of $700 million, up to $800 million, (iii) 5.5% for gross gaming revenues in excess of $800 million, up to $900 million, and (iv) 7.5% for gross gaming revenues in excess of $900 million.

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

         On March 15, 2002, Harrah's Entertainment and Harrah's Operating Company, Inc. filed suit against JCC Holding Company in the Court of Chancery of the State of Delaware In and For New Castle

County. Harrah's Entertainment is a 49% shareholder in JCC Holding through its wholly owned subsidiary Harrah's Operating Company, Inc. This action seeks to place Harrah's Entertainment's nominee, Dr. Charles C. Teamer, on the ballot for election to the board of directors and in the related proxy statement filed by JCC Holding on March 15, 2002, in addition to the HET directors' nominee Mr. Philip Satre. The Harrah's entities are seeking declaratory, injunctive and other equitable relief on the propriety of Dr. Teamer's nomination for election to the board of directors. On April 16, 2002, we signed an agreed Stipulation and Order reflecting the agreement of JCC Holding and the Harrah's entities regarding certain matters, pending resolution of the action. Under the agreed Stipulation and Order, JCC Holding agreed to adjourn its annual meeting scheduled to take place on April 25, 2002 in New Orleans until May 24, 2002, and also agreed to adjourn the May 24, 2002 meeting until June 4, 2002. In addition, we agreed to provide notice to Harrah's Entertainment prior to taking certain actions other than in the ordinary course of business. The Stipulation and Order, however, does not change the record date of March 8, 2002 for the annual meeting. We disagree with the allegations set forth in the petition based upon the relevant provisions of our charter and bylaws and are vigorously defending the lawsuit. However, the ultimate outcome is presently uncertain. A trial on the action is set in the Court of Chancery for May 21, 2002.

         On April 18, 2002, JCC Holding Company and Jazz Casino Company, L.L.C. filed suit against Harrah's New Orleans Management Company, Harrah's Operating Company, Harrah's Entertainment, Philip Satre, Bill Noble, and Anthony Sanfilippo in Civil District Court for the Parish of Orleans, State of Louisiana. Philip Satre is Chairman of the Board and Chief Executive Officer of Harrah's Entertainment, Chairman of the Board and Chief Executive Officer of Harrah's New Orleans Management Company, as well as a director on our board. Anthony Sanfilippo is President of Harrah's New Orleans Management Company and President of the Central Division of Harrah's Entertainment, as well as a director on our board. Our suit alleges that the Harrah's entities failed to adhere to the terms and provisions of the management agreement with respect to advertising, marketing and promoting our Casino, and that the Harrah's entities diverted business from our Casino, where Harrah's Entertainment owns only a 49% interest, to other properties wholly owned by Harrah's Entertainment. We are seeking damages for violation of the management agreement and certain tortious conduct, as well as an injunction, as provided for under the management agreement, to prevent future diversion of business. The ultimate outcome of this litigation and its possible impact on us is presently uncertain.

         On April 22, 2002, Harrah's Entertainment and Harrah's Operating Company filed a derivative action against Paul Debban, Preston Smart, Rudy Cerone, and Chris Lowden, as well as JCC Holding Company as a nominal defendant, in the Court of Chancery of the State of Delaware In and For New Castle County. All four individuals are directors on our board who are unaffiliated with Harrah's Entertainment. Mr. Debban is also Chairman and President of JCC Holding Company. Mr. Smart is also Vice President of JCC Holding Company. Mr. Lowden and Mr. Cerone are also members of the compensation committee of our board of directors. The allegations include breach of fiduciary duty and self-dealing in connection with the compensation committee's deliberations and approval of the employment agreements, which included stock option grants, for Mr. Debban and Mr. Smart. The lawsuit seeks declaratory and injunctive relief in regard to the adoption and implementation of the employment agreements. The four non-Harrah's Entertainment directors have indicated for themselves and on behalf of JCC Holding Company denial of all the allegations as baseless and intend to vigorously defend the lawsuit. The ultimate outcome of this litigation and its possible impact on us is presently uncertain.

NOTE 7. SALE OF THE FULTON STREET PROPERTY

         On April 23, 2002, Fulton Development entered into an agreement to sell the Fulton Street Property to a hotel developer for $6.5 million. The agreement is subject to a ninety-day due diligence period and is conditioned upon, among other things, the ability of the purchaser to construct a hotel on the site. The agreement calls for the negotiation of certain cooperative efforts between Jazz Casino and the developer, which will likely require Jazz Casino to make certain financial commitments to the developer regarding hotel rooms for Casino patrons and parking and employees for the hotel. During the first quarter of 2002 in connection with this conditional sale, we recorded a provision for asset impairment of $2.7 million to reduce the book value of the Fulton Street Property to its estimated net realizable value.

NOTE 8. GUARANTOR FINANCIAL INFORMATION

         JCC Holding and all of its other wholly owned subsidiaries (the "Guarantor Subsidiaries") have fully and unconditionally guaranteed on a joint and several basis Jazz Casino's obligations under the Senior Notes described in
Note 3. The Guarantor Subsidiaries and Jazz Casino comprise all of the direct and indirect subsidiaries of JCC Holding. All of the assets of JCC Holding's subsidiaries are restricted and may not be transferred to JCC Holding in the form of loans, cash or dividends without the consent of a third party. The following consolidating schedules present condensed financial information for Jazz Casino, JCC Holding and the Guarantor Subsidiaries on a combined basis as of March 31, 2002 and December 31, 2001, and for the three months ended March 31, 2002 and 2001:

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 MARCH 31, 2002
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                         JAZZ CASINO    JCC HOLDING    GUARANTOR                    CONSOLIDATED
                                                           COMPANY        COMPANY     SUBSIDIARIES   ELIMINATIONS      TOTAL
                                                         -----------    -----------   ------------   ------------   ------------

                            ASSETS
Current Assets:
   Cash and cash equivalents                             $    50,333    $        13    $     5,707    $        --    $    56,053
   Accounts receivable, net of allowance for
     doubtful accounts                                         2,846             --              3             --          2,849
   Intercompany receivables                                    2,377             --             --         (2,377)            --
   Inventories                                                   578             --             --             --            578
   Prepaids and other assets                                   5,506             --             96             --          5,602
   Property available for sale                                    --             --          6,500             --          6,500
                                                         -----------    -----------    -----------    -----------    -----------
            Total current assets                              61,640             13         12,306         (2,377)        71,582
                                                         -----------    -----------    -----------    -----------    -----------

Property and Equipment:
   Buildings on leased land                                  129,027             --             --             --        129,027
   Furniture, fixtures and equipment                          29,191             --             --             --         29,191
   Property held for development                                  --             --          1,519             --          1,519
   Leasehold improvements                                        284             --             --             --            284
   Construction in progress                                      162             --            439             --            601
                                                         -----------    -----------    -----------    -----------    -----------
            Total                                            158,664             --          1,958             --        160,622
   Less - accumulated depreciation                           (37,750)            --             --             --        (37,750)
                                                         -----------    -----------    -----------    -----------    -----------
            Net property and equipment                       120,914             --          1,958             --        122,872
                                                         -----------    -----------    -----------    -----------    -----------

Other Assets:
   Deferred operating contract cost, net of
     accumulated amortization                                 24,183             --             --             --         24,183
   Lease prepayment, net of accumulated amortization           5,978             --             --             --          5,978
   Deferred charges and other, net of accumulated             10,996             --             28             --         11,024
   amortization
   Investment in Subsidiaries                                     --         91,942             --        (91,942)            --
                                                         -----------    -----------    -----------    -----------    -----------
            Total other assets                                41,157         91,942             28        (91,942)        41,185
                                                         -----------    -----------    -----------    -----------    -----------

                         TOTAL ASSETS                    $   223,711    $    91,955    $    14,292    $   (94,319)   $   235,639
                                                         ===========    ===========    ===========    ===========    ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable - trade                              $     1,489    $        --    $        --    $        --    $     1,489
   Accrued interest                                            1,486             --             --             --          1,486
   Accrued expenses                                           21,700           (161)            --             --         21,539
   Due to affiliates                                           7,729             --             --             --          7,729
   Intercompany payables                                          --            958          1,419         (2,377)            --
   Preconfirmation contingencies                                 619             --             --             --            619
   Other                                                       2,881             --             --             --          2,881
                                                         -----------    -----------    -----------    -----------    -----------
            Total current liabilities                         35,904            797          1,419         (2,377)        35,743
                                                         -----------    -----------    -----------    -----------    -----------

Long-term debt, net of discount                              106,284             --             --             --        106,284
Due to affiliates                                              2,050             --             --             --          2,050
Other long-term liabilities                                      404             --             --             --            404

Commitments and Contingencies

Stockholders' Equity:
   Common stock - 40,000 shares authorized; 12,386
      shares issued and outstanding; par value
      $.01 per share                                              --            124             --             --            124
   Additional paid-in capital                                398,148        413,395         14,866       (413,014)       413,395
   Member capital                                                  1             --             --             (1)            --
   Retained earnings (accumulated deficit)                  (319,080)      (322,361)        (1,993)       321,073       (322,361)
                                                         -----------    -----------    -----------    -----------    -----------
            Total stockholders' equity                        79,069         91,158         12,873        (91,942)        91,158
                                                         -----------    -----------    -----------    -----------    -----------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $   223,711    $    91,955    $    14,292    $   (94,319)   $   235,639
                                                         ===========    ===========    ===========    ===========    ===========

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 2001
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         JAZZ CASINO     JCC HOLDING     GUARANTOR                     CONSOLIDATED
                                                           COMPANY         COMPANY      SUBSIDIARIES   ELIMINATIONS        TOTAL
                                                         -----------    ------------    ------------   ------------    ------------
                 ASSETS

Current Assets:
   Cash and cash equivalents                             $    36,016    $         13    $      5,673   $         --    $     41,702
   Accounts receivable, net of allowance for                   3,414              --              --             --           3,414
   doubtful accounts
   Intercompany receivables                                    1,972              --              --         (1,972)             --
   Inventories                                                   639              --              --             --             639
   Prepaids and other assets                                   2,162              --              --             --           2,162
                                                         -----------    ------------    ------------   ------------    ------------
            Total current assets                              44,203              13           5,673         (1,972)         47,917
                                                         -----------    ------------    ------------   ------------    ------------

Property and Equipment:
   Buildings on leased land                                  129,027              --              --             --         129,027
   Furniture, fixtures and equipment                          28,406              --              --             --          28,406
   Property held for development                                  --              --          10,708             --          10,708
   Leasehold improvements                                        284              --              --             --             284
   Construction in progress                                       82              --             227             --             309
                                                         -----------    ------------    ------------   ------------    ------------
            Total                                            157,799              --          10,935             --         168,734
   Less - accumulated depreciation                           (35,253)             --              --             --         (35,253)
                                                         -----------    ------------    ------------   ------------    ------------
            Net property and equipment                       122,546              --          10,935             --         133,481
                                                         -----------    ------------    ------------   ------------    ------------

Other Assets:
   Deferred operating contract cost, net of
     accumulated amortization                                 24,454              --              --             --          24,454
   Lease prepayment, net of accumulated amortization           6,046              --              --             --           6,046
   Deferred charges and other, net of                         11,196              --              29             --          11,225
     accumulated amortization
   Investment in Subsidiaries                                     --          88,941              --        (88,941)             --
                                                         -----------    ------------    ------------   ------------    ------------
            Total other assets                                41,696          88,941              29        (88,941)         41,725
                                                         -----------    ------------    ------------   ------------    ------------
                            TOTAL ASSETS                 $   208,445    $     88,954    $     16,637   $    (90,913)   $    223,123
                                                         ===========    ============    ============   ============    ============


        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable - trade                              $     2,196    $         --    $         --   $         --    $      2,196
   Accrued expenses                                           17,200              30               1             --          17,231
   Due to affiliates                                           4,591              --              --             --           4,591
   Intercompany payables                                          --             909           1,063         (1,972)             --
   Preconfirmation contingencies                                 900              --              --             --             900
   Other                                                       2,036              --              --             --           2,036
                                                         -----------    ------------    ------------   ------------    ------------
            Total current liabilities                         26,923             939           1,064         (1,972)         26,954
                                                         -----------    ------------    ------------   ------------    ------------

Long-term debt, net of discount                              105,676              --              --             --         105,676
Due to affiliates                                              2,050              --              --             --           2,050
Other long-term liabilities                                      428              --              --             --             428

Commitments and Contingencies

Stockholders' Equity:
   Common stock - 40,000 shares authorized;
     12,386 shares issued and outstanding;
     par value $.01 per share                                     --             124              --             --             124
   Additional paid-in capital                                398,148         413,150          14,866       (413,014)        413,150
   Member capital                                                  1              --              --             (1)             --
   Retained earnings (accumulated deficit)                  (324,781)       (325,259)            707        324,074        (325,259)
                                                         -----------    ------------    ------------   ------------    ------------
            Total stockholders' equity                        73,368          88,015          15,573        (88,941)         88,015
                                                         -----------    ------------    ------------   ------------    ------------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $   208,445    $     88,954    $     16,637   $    (90,913)   $    223,123
                                                         ===========    ============    ============   ============    ============

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       JCC
                                                    JAZZ CASINO       HOLDING        GUARANTOR                      CONSOLIDATED
                                                      COMPANY         COMPANY       SUBSIDIARIES    ELIMINATIONS        TOTAL
                                                    ------------    ------------    ------------    ------------    ------------
Revenues:
             Casino                                 $     70,252    $         --    $         --    $         --    $     70,252
             Food and beverage                             6,180              --              --              --           6,180
             Retail, parking and other                     3,038              --              --              --           3,038
             Less - casino promotional allowances         (8,824)             --              --              --          (8,824)
                                                    ------------    ------------    ------------    ------------    ------------
                  Total net revenues                      70,646              --              --              --          70,646
                                                    ------------    ------------    ------------    ------------    ------------

Operating Expenses:
             Direct:
                  Casino                                  34,244              --              --              --          34,244
                  Food and beverage                        4,051              --              --              --           4,051
                  Retail, parking and other                1,508              --              --              --           1,508
             General and administrative                   20,047             104              34              --          20,185
             Depreciation and amortization                 3,042              --               1              --           3,043
             Provision for asset impairment                   --              --           2,689              --           2,689
             Equity in Subsidiaries' income                   --          (3,002)             --           3,002              --
                                                    ------------    ------------    ------------    ------------    ------------
                  Total operating expenses                62,892          (2,898)          2,724           3,002          65,720
                                                    ------------    ------------    ------------    ------------    ------------

Operating Income (Loss)                                    7,754           2,898          (2,724)         (3,002)          4,926
                                                    ------------    ------------    ------------    ------------    ------------

Other Income (Expenses):
             Interest expense                             (2,120)             --              --              --          (2,120)
             Interest and other income                        69              --              23              --              92
                                                    ------------    ------------    ------------    ------------    ------------
                  Total other income (expenses)           (2,051)             --              23              --          (2,028)
                                                    ------------    ------------    ------------    ------------    ------------
Net Income (Loss)                                   $      5,703    $      2,898    $     (2,701)   $     (3,002)   $      2,898
                                                    ============    ============    ============    ============    ============

          JCC HOLDING COMPANY AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                         JAZZ            JCC
                                                        CASINO         HOLDING        GUARANTOR                      CONSOLIDATED
                                                       COMPANY         COMPANY       SUBSIDIARIES    ELIMINATIONS        TOTAL
                                                     ------------    ------------    ------------    ------------    ------------

Revenues:
   Casino                                            $     61,360    $         --    $         --    $         --    $     61,360
   Food and beverage                                        5,263              --              --              --           5,263
   Retail, parking and other                                2,751              --               2              --           2,753
   Less - casino promotional allowances                   (10,365)             --              --              --         (10,365)
                                                     ------------    ------------    ------------    ------------    ------------
         Total net revenues                                59,009              --               2              --          59,011
                                                     ------------    ------------    ------------    ------------    ------------

Operating Expenses:
   Direct:
         Casino                                            47,770              --              --              --          47,770
         Food and beverage                                  3,763              --              --              --           3,763
         Retail, parking and other                          1,720              --              --              --           1,720
   General and administrative                              20,721              50              52              --          20,823
   Depreciation and amortization                            2,530              --               1              --           2,531
   Equity in Subsidiaries' income                              --         (95,043)             --          95,043              --
                                                     ------------    ------------    ------------    ------------    ------------
         Total operating expenses                          76,504         (94,993)             53          95,043          76,607
                                                     ------------    ------------    ------------    ------------    ------------

Operating Income (Loss)                                   (17,495)         94,993             (51)        (95,043)        (17,596)
                                                     ------------    ------------    ------------    ------------    ------------

Reorganization Expenses                                  (100,429)             --              --              --        (100,429)

Other Income (Expenses):
   Interest expense, net of capitalized interest             (621)             --              --              --            (621)
   Interest and other income                                  191              --              --              --             191
                                                     ------------    ------------    ------------    ------------    ------------
         Total other income (expenses)                       (430)             --              --              --            (430)
                                                     ------------    ------------    ------------    ------------    ------------

Income (Loss) Before Extraordinary Item:                 (118,354)         94,993             (51)        (95,043)       (118,455)

Extraordinary Gain on Early Extinguishment of Debt        213,448              --              --              --         213,448
                                                     ------------    ------------    ------------    ------------    ------------
Net Income (Loss)                                    $     95,094    $     94,993    $        (51)   $    (95,043)   $     94,993
                                                     ============    ============    ============    ============    ============

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                        JAZZ CASINO     JCC HOLDING     GUARANTOR                      CONSOLIDATED
                                                         COMPANY          COMPANY      SUBSIDIARIES    ELIMINATIONS        TOTAL
                                                       ------------    ------------    ------------    ------------    ------------

Cash Flows From Operating Activities:
   Net income (loss)                                   $      5,703    $      2,898    $     (2,701)   $     (3,002)   $      2,898
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
      Depreciation and amortization                           3,042              --               1              --           3,043
      Amortization of note discount                             608              --              --              --             608
      Deferred rent                                             (24)             --              --              --             (24)
      Provision for bad debts                                 1,003              --              --              --           1,003
      Provision for asset impairment                             --              --           2,689              --           2,689
      Amortization of unearned compensation                      --             245              --              --             245
      Equity in Subsidiary income                                --          (3,002)             --           3,002              --
      Changes in operating assets and liabilities:
         Accounts receivable                                   (435)             --              (3)             --            (438)
         Inventories                                             61              --              --              --              61
         Prepaids and other assets                           (3,344)             --             (96)             --          (3,440)
         Intercompany receivable/payable                       (405)             49             356              --              --
         Accounts payable - trade                              (707)             --              --              --            (707)
         Accrued interest                                     1,486              --              --              --           1,486
         Accrued expenses                                     4,498            (190)             --              --           4,308
         Preconfirmation contingencies                         (281)             --              --              --            (281)
         Due to affiliates                                    3,138              --              --              --           3,138
         Other current liabilities                              845              --              --              --             845
                                                       ------------    ------------    ------------    ------------    ------------
            Net cash flows provided by operating
              activities                                     15,188              --             246              --          15,434
                                                       ------------    ------------    ------------    ------------    ------------

Cash Flows From Investing Activities:
   Capital expenditures                                        (871)             --            (212)             --          (1,083)
                                                       ------------    ------------    ------------    ------------    ------------
            Net cash flows used in investing
              activities                                       (871)             --            (212)             --          (1,083)
                                                       ------------    ------------    ------------    ------------    ------------

Cash Flows From Financing Activities                             --              --              --              --              --
                                                       ------------    ------------    ------------    ------------    ------------

Net increase in cash and cash equivalents                    14,317              --              34              --          14,351

Cash and cash equivalents, beginning of period               36,016              13           5,673              --          41,702
                                                       ------------    ------------    ------------    ------------    ------------
Cash and cash equivalents, end of period               $     50,333    $         13    $      5,707    $         --    $     56,053
                                                       ============    ============    ============    ============    ============

          JCC HOLDING COMPANY AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                            JAZZ CASINO    JCC HOLDING     GUARANTOR                   CONSOLIDATED
                                                              COMPANY        COMPANY     SUBSIDIARIES   ELIMINATIONS      TOTAL
                                                           ------------   ------------   ------------   ------------   ------------
Cash Flows From Operating Activities:
   Net income (loss)                                       $     95,094   $     94,993   $        (51)  $    (95,043)  $     94,993
   Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
       Depreciation and amortization                              2,530             --              1             --          2,531
       Amortization of note discount                             90,365             --             --             --         90,365
       Deferred rent                                                284             --             --             --            284
       Provision for bad debts                                      640             --             --             --            640
       Extraordinary gain on early extinguishment of debt      (213,448)            --             --             --       (213,448)
       Equity in Subsidiary income                                   --        (95,043)            --         95,043             --
       Changes in operating assets and liabilities:
          Accounts receivable                                     1,419             --              1             --          1,420
          Inventories                                                81             --             --             --             81
          Prepaids and other assets                              (1,260)            --           (155)            --         (1,415)
          Intercompany receivable/payable                          (237)            30            207             --             --
          Accounts payable - trade                                  891             --             --             --            891
          Accrued interest                                           52             --             --             --             52
          Accrued expenses                                        4,915             20             --             --          4,935
          Preconfirmation contingencies                             (21)            --             --             --            (21)
          Due to affiliates                                       8,143             --             --             --          8,143
          Other current liabilities                                  61             --             --             --             61
       Payment of liabilities subject to compromise due
         to reorganization activities:
          Reorganization costs, excluding amortization
            of note discount of $90,314                          10,115             --             --             --         10,115
          Payment of reorganization costs                        (6,044)            --             --             --         (6,044)
                                                           ------------   ------------   ------------   ------------   ------------
             Net cash flows provided by (used in)
               operating activities                              (6,420)            --              3             --         (6,417)
                                                           ------------   ------------   ------------   ------------   ------------

Cash Flows From Investing Activities:
   Capital expenditures                                            (198)            --             --             --           (198)
   Change in deferred charges and other assets                     (126)            --             --             --           (126)
                                                           ------------   ------------   ------------   ------------   ------------
             Net cash flows used in investing activities           (324)            --             --             --           (324)
                                                           ------------   ------------   ------------   ------------   ------------

Cash Flows From Financing Activities:
   Net borrowings of short-term borrowings - affiliate            8,000             --             --             --          8,000
   Net proceeds of notes payable - affiliate                      5,745             --             --             --          5,745
                                                           ------------   ------------   ------------   ------------   ------------
             Net cash flows provided by financing
               activities                                        13,745             --             --             --         13,745
                                                           ------------   ------------   ------------   ------------   ------------

Net increase in cash and cash equivalents                         7,001             --              3             --          7,004

Cash and cash equivalents, beginning of period                   26,602             14             10             --         26,626

                                                           ------------   ------------   ------------   ------------   ------------
Cash and cash equivalents, end of period                   $     33,603   $         14   $         13   $         --   $     33,630
                                                           ============   ============   ============   ============   ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion and analysis of our financial position and operating results for our consolidated subsidiaries for the three months ended March 31, 2002 and 2001, updates, and should be read in conjunction with, Management's Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

         On January 4, 2001, we filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in order to allow restructuring of our obligations to the State of Louisiana and the City of New Orleans, long-term debt, bank credit facilities, and trade and other obligations. The filing was made in the U.S. Bankruptcy Court for the Eastern District of Louisiana in New Orleans (the "Bankruptcy Court"). While the Company was in bankruptcy, we continued to operate as debtors-in-possession subject to the Bankruptcy Court's supervision and orders.

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

         We did not meet the requirements to utilize fresh start reporting, since our holders of existing voting shares immediately before confirmation received more than 50 percent of voting shares of the emerging entity. Therefore, in accordance with Statement of Position 90-7: "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," our liabilities compromised by the confirmed plan of reorganization have been stated at the present value of the amounts to be paid, reorganization expenses have been separately disclosed and the forgiveness of debt has been reported as an adjustment to additional paid in capital and an extraordinary item in the 2001 condensed consolidated financial statements.

RESULTS OF OPERATIONS

         TOTAL NET REVENUES. For the three months ended March 31, 2002, net revenues increased $11.6 million (or 19.7%) compared to the same period in the previous year. The following table reflects the changes in revenues by category:

                                                FIRST QUARTER           PERCENTAGE
                                        ----------------------------     INCREASE/
(IN THOUSANDS)                              2002            2001         DECREASE
                                        -------------   ------------    ----------

Revenues:
   Casino                                $     70,252   $     61,360       14.5%
   Food and beverage                            6,180          5,263       17.4%
   Retail, parking and other                    3,038          2,753       10.4%
   Less - casino promotional allowances        (8,824)       (10,365)     (14.9)%
                                         ------------   ------------
      Total Net Revenues                 $     70,646   $     59,011       19.7%
                                         ============   ============


         During the three months ended March 31, 2002, casino revenue increased due to higher traffic volume this year than last year. The increased traffic was primarily the result of Super Bowl fans, coupled with larger crowds this year for Sugar Bowl and Mardi Gras. All three events attracted tourists to New Orleans during the first quarter of 2002.

         Food and beverage revenue increased during the three months ended March 31, 2002 primarily due to increased customer traffic as well as increased special event buffet prices. Retail, parking, and other revenue also increased during the three months ended March 31, 2002 as a result of higher parking volumes, increased special event parking prices and a change in our complimentary parking policies, which was effective March 1, 2002.

         OPERATING EXPENSES. For the three months ended March 31, 2002, operating expenses decreased by $10.9 million (or 14.2%), resulting in operating income of $4.9 million for the quarter. The following table reflects the changes in operating expenses by category:

                                             FIRST QUARTER         PERCENTAGE
                                      --------------------------   INCREASE/
(IN THOUSANDS)                            2002          2001       DECREASE
                                      ------------  ------------   ----------

Operating Expenses:
   Direct:
      Casino                          $     34,244  $     47,770     (28.3)%
      Food and beverage                      4,051         3,763       7.7%
      Retail, parking and other              1,508         1,720     (12.3)%
   General and administrative               20,185        20,823      (3.1)%
   Depreciation and amortization             3,043         2,531      20.2%
   Provision for asset impairment            2,689            --     100.0%
                                      ------------  ------------
      Total operating expenses        $     65,720  $     76,607     (14.2)%
                                      ============  ============

         Casino operating expenses decreased primarily due to the change in our payments to the Louisiana Gaming Control Board, which became effective on April 1, 2001. These payments are currently 21.5% of gaming revenue and were $9.6 million less for the quarter ended March 31, 2002, than for the same period last year. For a discussion of the reduction in our annual minimum payments, refer to
Note 1 to the condensed consolidated financial statements. The remaining decrease in casino operating expenses was primarily due to reduced costs of external complimentaries, lower labor costs related to operational efficiencies achieved through improved staffing and scheduling practices and reduced costs related to various broad-based marketing programs and promotions.

         While food and beverage expenses increased in total year over year primarily due to increased volume resulting from the larger crowds in 2002, they have decreased as a percentage of food and beverage revenue due to increased buffet pricing. Retail, parking and other expenses decreased due to operating efficiencies achieved in the employee cafeteria.

         General and administrative expenses decreased for the three months ended March 31, 2002 primarily due to negotiated price reductions related to various administrative services provided by Harrah's Entertainment as well as a decrease in utility and entertainment costs. Depreciation expense increased due to capital expenditures incurred for new slot machines.

         PROVISION FOR ASSET IMPAIRMENT. On April 23, 2002, Fulton Development entered into an agreement to sell the Fulton Street Property to a hotel developer for $6.5 million. The agreement is subject to a ninety-day due diligence period and is conditioned upon, among other things, the ability of the purchaser to construct a hotel on the site. The agreement calls for the negotiation of certain cooperative efforts between Jazz Casino and the developer, which will likely require Jazz Casino to make certain financial commitments to the developer regarding hotel rooms for casino patrons and parking and employees for the hotel. During the first quarter of 2002 in connection with this conditional sale, we recorded a provision for asset impairment of $2.7 million to reduce the book value of the Fulton Street Property to its estimated net realizable value.

         REORGANIZATION ITEMS. During the three months ended March 31, 2001, we incurred reorganization expenses of $100.4 million. These expenses include a $90.3 million charge to reflect the write off of the unamortized balance of the discount of the senior subordinated notes, which were cancelled as a result of our plan of reorganization to record the amount of the allowed claim. The remaining expenses consisted primarily of consulting and legal fees, and costs associated with retention bonuses.

         OTHER INCOME (EXPENSE). For the three months ended March 31, 2002 and 2001, we incurred interest charges of $2.1 million and $621,000, respectively. On January 4, 2001, we filed a voluntary bankruptcy petition and ceased recording interest expense related to our long-term debt and other obligations. Thus, the first quarter of 2001 includes only five days of interest expense on our long-term debt and other obligations, except for the debtors-in-possession loans made during the bankruptcy proceedings upon which interest accrued through March 29, 2001, the effective date of our reorganization. During the quarter ended March 31, 2002, we incurred interest charges related to our $124.5 million Senior Notes due 2008 (the "Senior Notes").

         For the three months ended March 31, 2002 and 2001, we generated interest income of $92,000 and $191,000, respectively, attributable primarily to overnight repurchase investments of balances in our operating and capital reserve accounts, as well as short-term commercial paper investments made with available funds during the quarter ended March 31, 2002.

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

         WORKING CAPITAL FOR OPERATIONS. During the three months ended March 31, 2002, net cash flow provided by operations was $15.4 million. During the three months ended March 31, 2001, net cash flow used in operations was $6.4 million. The improvement in cash flow provided by operating activities as compared to the same period last year is primarily due to improved operating results. As of March 31, 2002, there were no outstanding borrowings under our $35 million revolving line of credit.

         A number of our contractual agreements prior to our restructuring in 2001 contained provisions that allowed us to defer payment of certain operating expenses to help minimize our use of funds prior to our reorganization. As of March 29, 2001, we had deferred a total of $45.6 million of payments to our manager, Harrah's Operating Company and Harrah's Entertainment under the terms of the various agreements. Additionally, a total of $28.5 million in interest payments related to our senior subordinated notes due 2009 with contingent payments and our convertible junior subordinated debentures had been paid in kind since October 1998. Under our credit agreement, $25.0 million was available for working capital purposes under our revolving line of credit, which was also used to partially cover operating losses.

         Under the HET/JCC agreement in effect prior to the bankruptcy, advances by Harrah's Entertainment and Harrah's Operating Company under the minimum payment guaranty constituted a demand obligation and were secured by first priority liens on our assets. During various periods in 2000 and 2001, under the terms of the minimum payment guaranty, HOCI began making the minimum daily payments of approximately $274,000 due to the Louisiana Gaming Control Board under our casino operating contract in order to provide us with necessary working capital. As of March 29, 2001, Harrah's Entertainment and Harrah's Operating Company had advanced $51.8 million to the Louisiana Gaming Control Board on our behalf under the minimum payment guaranty. Prior to the date of our bankruptcy filing on January 4, 2001, the principal balance outstanding was subject to interest at the London Interbank Offered Rate ("LIBOR") plus 1%; subsequent to this date, the principal balance outstanding was subject to interest at Prime plus 2% (10.0% as of March 29, 2001), which brought the total balance due to $53.8 million including principal and interest.

         In connection with our plan of reorganization, the claims of the various debt holders including the claims of our senior noteholders, our bank term loans and our revolving credit facility (including the amounts funded by Harrah's Entertainment pursuant to its guarantee) were settled in exchange for the Senior Notes issued by our subsidiary, Jazz Casino Company, L.L.C., with a face amount of $124.5 million and approximately 12.4 million shares of our common stock. Additionally, we entered into an agreement with Harrah's Entertainment to provide us with a new $35 million revolving line of credit for the purpose of providing working capital for the business. The unsecured claims resulting from amounts owed to parties under the previous deferral arrangements were also eliminated.

         Our Senior Notes provide for quarterly interest payments at a rate equal to LIBOR plus 2.75% annually. During the first year commencing April 1, 2001, 50% of the interest payments on the notes may be paid in kind at the borrower's option. As of May 10, 2002, we have paid $4.2 million in cash interest and paid $3.9 million in interest in kind by issuing additional new term notes. Our new revolving credit agreement requires that we pay 50% of the interest payments during the first year in kind. Principal payments on these notes are to be made semi-annually on November 15 and May 15 of each year commencing November 2002. Until May 2005, the payments are calculated at 50% of semi annual free cash flow, as defined in the Indenture governing our Senior Notes. Commencing September 30, 2005, principal payments of $1.5 million per quarter are due, with one final payment of all amounts due at March 31, 2008.

         Our new revolving credit agreement is provided by Harrah's Entertainment and its affiliates and provides an available line of credit of up to $35 million, with a letter of credit sublimit of $10 million. Interest is payable at LIBOR plus 3%. The facility matures on March 30, 2006, subject to extension until March 30, 2007 at the borrower's option. The revolver will be used to fund our operating needs that are not fulfilled by cash flows from operations of our casino. As of May 10, 2002, there were no outstanding borrowings and $700,000 in outstanding letters of credit issued under this revolving credit facility.

         In addition to the capital and debt changes to our structure outlined above, some material reductions to our operating expense structure came about as a result of the implementation of our plan of reorganization, as discussed below.

         The gaming payments to the State of Louisiana required by our casino operating contract were reduced to the greater of 21.5% of gross gaming revenue or (i) $50 million in the first year ended March 31, 2002; or (ii) $60 million each fiscal year thereafter. The casino operating contract requires a rolling three year guaranty of this amount, with an initial four year unconditional guaranty. In connection with our plan of reorganization, we entered into the HET/JCC Agreement, pursuant to which Harrah's Entertainment has agreed to provide the initial four year unconditional guaranty of the required minimum payment to the State of Louisiana. Harrah's Entertainment receives an annual fee from Jazz Casino in exchange for providing this guaranty. The obligations under this guaranty are secured by, among other things, a first lien on substantially all of our assets.

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

               o Jazz Casino gained permission to own and operate two courtesy cars and one courtesy bus;

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

         Since emerging from bankruptcy we have continued to seek ways to improve the financial performance of the casino to assist in making the company financially stable over the long term. After extensive analysis and evaluation concerning financial efficiencies, we have, among other things, reduced the casino's work force by eliminating 148 positions on July 17, 2001. Our agreements with the State preclude us from reducing our employment levels below certain thresholds, which were calculated based on employment and compensation levels at the casino during March 2001. In addition, our agreement with the City creates certain obligations with respect to employment levels. There are no pending City or State actions regarding our current employment levels. However, the City has recently requested certain information regarding employment levels as they relate to obligations under the City laws.

         We currently expect payments on our short-term obligations to be made from cash flows from operations. Even taking into consideration the reduced liabilities and operating expenses as a result of the reorganization, and further reductions in operating expenses post-restructuring, we cannot assure that we will have sufficient liquidity to meet our long-term obligations.

         EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION. Earnings before interest, taxes, depreciation, and amortization ("EBITDA"), adjusted for certain non-recurring items for the three months ended March 31, 2002 was $10.7 million as compared to a negative $14.9 million in the three months ended March 31, 2001. The improvement in EBITDA is related primarily to increased revenues, the decrease in the minimum payment to the State of Louisiana of $9.6 million for this period and operating efficiencies achieved in casino operations.

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

         Under our amended management agreement, there are performance targets that the manager must meet for each twelve-month period ended March 31, beginning with the twelve months ended March 31, 2002. Under the terms of the amended management agreement, failure to meet these targets, unless such failure is the result of a force majeure as defined in the management agreement, could result in termination of the agreement. The targets, which have been previously established for the first three fiscal periods, are based on a calculation of earnings before interest, income taxes, depreciation, amortization and management fees, adjusted for certain corporate overhead costs ("Adjusted EBITDAM"). For the twelve months ended March 31, 2002, the target Adjusted EBITDAM is 85% of $115.2 million, or $97.9 million. Actual results for that twelve month period produced $116.2 million in Adjusted EBITDAM.

         CAPITAL EXPENDITURES. Pursuant to our amended and restated ground lease with the Rivergate Development Corporation and City of New Orleans, our management agreement with our manager and our casino operating contract, we established a capital replacement fund to fund the capital expenditures necessary to operate the casino. We were contractually required to fund monthly payments into the capital replacement fund in an aggregate amount equal to $3 million for the first 12 months following the casino's opening, $4 million for the second 12 months following the casino's opening, $5 million for the third 12 months following the casino's opening, and 2% of the gross revenues of the casino for each fiscal year thereafter. As of March 31, 2002, we had deposited $8.7 million into the interest-bearing capital reserve account and expended approximately $5.3 million.

         As a result of our plan of reorganization, we are now free to expand our seated buffet facilities from 250 to 400 seats and develop a restaurant with seating for 150 people, subject to certain city conditional use permit amendments which have been filed with and are pending before the City Planning Commission. We have not yet determined how much capital will be required to expand our dining facilities, but we are in the process of finalizing plans and budgets for this expansion. We expect the buffet expansion to begin in 2002. The funds for such expansion and development will need to be obtained from cash flow from operations or external financing.

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

         We have spent approximately $2.0 million through March 31, 2002 towards developing a master plan for the build out and leasing of the second floor of the casino for non-gaming uses and for construction-related work that needed to take place on the second floor of the casino prior to opening the casino in order to prevent disruption to the casino's gaming operations. We presented a preliminary master plan governing the use of the second floor of the casino to the City of New Orleans on February 22, 2000. We intend to revise the master plan to include restaurant facilities now that the restrictions against us providing such facilities have been reduced as a result of our plan of reorganization, and are currently considering alternatives for financing the remainder of this development. Without additional financing, we will be unable to build-out and develop the second floor of the casino. Other than the proceeds from the sale of land and the planned sale of the Fulton Street Property mentioned below, we have not obtained sufficient financing to fund these developments, and cannot assure that we will ever be able to do so.

         We also owned the parcel of land across from the casino located at 3 Canal Place, adjacent to the Canal Place Shopping Center. On October 15, 2001, we closed on the sale of this property to CP3 Associates, LLC. The sale netted approximately $6 million in cash, and we plan to use these funds for development needs on the second floor, subject to any limitations imposed by our financing documents.

         We also own the city block of historical buildings across the street from the casino and its garages (the "Fulton Street Property.") On April 23, 2002, Fulton Development entered into an agreement to sell the Fulton Street Property to a hotel developer for $6.5 million. The agreement is subject to a ninety-day due diligence period and is conditioned upon, among other things, the ability of the purchaser to construct a hotel on the site. The agreement calls for the negotiation of certain cooperative efforts between Jazz Casino and the developer, which will likely require Jazz Casino to make certain financial commitments to the developer regarding hotel rooms for casino patrons and parking and employees for the hotel. In connection with this conditional sale, we recorded a provision for asset impairment of $2.7 million to reduce the book value of the Fulton Street Property to its estimated net realizable value. We plan to use the proceeds from this sale for development needs on the second floor, subject to any limitations imposed by our financing documents.

         Funds from these two sales, however, are not sufficient to complete development of the second floor.

         SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Certain of our accounting policies, including the estimated lives assigned to our assets, the evaluation of uncollectible accounts receivable, preconfirmation contingencies, self insurance accruals, note discount, valuation allowance for deferred taxes, and asset impairment require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided to us by our customers and information available from other outside sources, as appropriate. To provide an understanding of the methodology we apply, our significant accounting policies are discussed where appropriate in this discussion and analysis and in the notes to our consolidated financial statements in our Form 10-K for the fiscal year ended December 31, 2001.

         RECENTLY ISSUED PRONOUNCEMENTS. The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations", SFAS No. 142 "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." These statements were issued in June and August 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interests method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. We adopted these standards effective January 1, 2002, which resulted in no significant impact on our financial statements.

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

         We have a significant amount of indebtedness, which accrues interest at variable rates. As of March 31, 2002, the aggregate amount of our outstanding indebtedness was $127.6 million. The interest rate of our variable rate indebtedness will fluctuate with changes in the LIBOR rate applicable under our credit facility. A change in LIBOR under our credit facility will affect the interest rate at which indebtedness outstanding under the credit facility accrues. As a result, a significant increase in LIBOR could materially and adversely affect our financial position and results of operations. For example, a 50 basis point movement in interest rates would result in an approximate $638,000 annualized increase or decrease in interest expense based on the outstanding balance of our variable rate indebtedness as of March 31, 2002.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         We are subject to legal proceedings and claims that arise in the normal course of business. While we cannot predict the outcome of these matters with certainty, we believe that the ultimate resolution of litigation will not have a materially adverse effect on our business, financial condition or results of operations.

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

         On March 15, 2002, Harrah's Entertainment and Harrah's Operating Company, Inc. filed suit against JCC Holding Company in the Court of Chancery of the State of Delaware In and For New Castle County. Harrah's Entertainment is a 49% shareholder in JCC Holding through its wholly owned subsidiary Harrah's Operating Company, Inc. This action seeks to place Harrah's Entertainment's nominee, Dr. Charles C. Teamer, on the ballot for election to the board of directors and in the related proxy statement filed by JCC Holding on March 15, 2002, in addition to the HET directors' nominee Mr. Philip Satre. The Harrah's entities are seeking declaratory, injunctive and other equitable relief on the propriety of Dr. Teamer's nomination for election to the board of directors. On April 16, 2002, we signed an agreed Stipulation and Order reflecting the agreement of JCC Holding and the Harrah's entities regarding certain matters, pending resolution of this action. Under the agreed Stipulation and Order, JCC Holding agreed to adjourn its annual meeting scheduled to take place on April 25, 2002 in New Orleans until May 24, 2002, and also agreed to adjourn the May 24, 2002 meeting until June 4, 2002. In addition, we agreed to provide notice to Harrah's Entertainment prior to taking certain actions other than in the ordinary course of business. The Stipulation and Order, however, does not change the record date of March 8, 2002 for the annual meeting. We disagree with the allegations set forth in the petition based upon the relevant provisions of our charter and bylaws and are vigorously defending the lawsuit. However, the ultimate outcome is presently uncertain. A trial on the action is set in the Court of Chancery for May 21, 2002.

         On April 18, 2002, JCC Holding Company and Jazz Casino Company, L.L.C. filed suit against Harrah's New Orleans Management Company, Harrah's Operating Company, Harrah's Entertainment, Philip Satre, Bill Noble, and Anthony Sanfilippo in Civil District Court for the Parish of Orleans, State of Louisiana. Philip Satre is Chairman of the Board and Chief Executive Officer of Harrah's Entertainment, Chairman of the Board and Chief Executive Officer of Harrah's New Orleans Management Company, as well as a director on our board. Anthony Sanfilippo is President of Harrah's New Orleans Management Company and President of the Central Division of Harrah's Entertainment, as well as a director on our board. Our suit alleges that the Harrah's entities failed to adhere to the terms and provisions of the management agreement with respect to advertising, marketing and promoting our Casino, and that the Harrah's entities diverted business from our Casino, where Harrah's Entertainment owns only a 49% interest, to other properties wholly owned by Harrah's Entertainment. We are seeking damages for violation of the management agreement and certain tortious conduct, as well as an injunction, as provided for under the management agreement, to prevent future diversion of business. The ultimate outcome of this litigation and its possible impact on us is presently uncertain.

         On April 22, 2002, Harrah's Entertainment and Harrah's Operating Company filed a derivative action against Paul Debban, Preston Smart, Rudy Cerone, and Chris Lowden, as well as JCC Holding Company as a nominal defendant, in the Court of Chancery of the State of Delaware In and For New Castle County. All four individuals are directors on our board who are unaffiliated with Harrah's Entertainment. Mr. Debban is also Chairman and President of JCC Holding Company. Mr. Smart is also Vice President of JCC Holding Company. Mr. Lowden and Mr. Cerone are also members of the compensation committee of our board of directors. The allegations include breach of fiduciary duty and self-dealing in connection with the compensation committee's deliberations and approval of the employment agreements, which included stock option grants, for Mr. Debban and Mr. Smart. The lawsuit seeks declaratory and injunctive relief in regard to the adoption and implementation of the employment agreements. The four non-Harrah's Entertainment directors have indicated for themselves and on behalf of JCC Holding Company denial of all the allegations as baseless and intend to vigorously defend the lawsuit. The ultimate outcome of this litigation and its possible impact on us is presently uncertain.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our annual meeting of shareholders was scheduled to take place on April 25, 2002 at the Harrah's New Orleans Casino in New Orleans, Louisiana. On March 15, 2002 we filed our related proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934. Proxies for the meeting were solicited on behalf of the board of directors of JCC Holding to elect two directors for a two-year term and ratify the appointment of Deloitte & Touche LLP as our independent public accountants for 2002. On February 25, 2002, we received correspondence from Harrah's Operating Company, Inc., the record holder of 49% of our common stock, seeking to nominate Dr. Charles C. Teamer, Sr. for election as a director to our board of directors. We did not recognize the nomination as a proper director nomination under our charter and bylaws. On March 15, 2002, Harrah's Entertainment and Harrah's Operating Company, Inc. filed suit against JCC Holding Company in the Chancery Court of Delaware seeking declaratory judgment on the propriety of Dr. Teamer's nomination. Pursuant to an agreed Stipulation and Order, JCC Holding agreed to adjourn the annual meeting scheduled to take place on April 25, 2002 until May 24, 2002, and also agreed to adjourn the May 24, 2002 meeting until June 4, 2002, pending resolution of this Delaware action. The Stipulation and Order, however, does not change the record date of March 8, 2002 for the annual meeting.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits.

   10.01* Employment Agreement dated March 27, 2002, by and between JCC Holding Company and Paul D. Debban

   10.02* Employment Agreement dated March 27, 2002, by and between JCC Holding Company and Preston Smart


*  Filed herewith


      (b)  Reports on Form 8-K.

           (1) On February 8, 2002, we filed a Current Report on Form 8-K pursuant to Item 9. Regulation FD Disclosure regarding disclosures made by an officer of Harrah's Entertainment. The date of the earliest event reported was February 25, 2002.

           (2) On February 27, 2002, we filed a Current Report on Form 8-K pursuant to Item 9. Regulation FD Disclosure regarding disclosures made by an officer of Harrah's New Orleans Management Company, the manager of our Casino. The date of the earliest event reported was February 25, 2002.

           (3) On March 11, 2002, we filed a Current Report on Form 8-K pursuant to Item 5. Other Events concerning our press release dated March 8, 2002. The date of the earliest event reported was March 6, 2002.

           (4) On April 17, 2002, we filed a Current Report on Form 8-K pursuant to Item 5. Other Events concerning our press release dated April 16, 2002. The date of the earliest event reported was April 16, 2002.

           (5) On April 22, 2002, we filed a Current Report on Form 8-K pursuant to Item 9. Regulation FD Disclosure regarding disclosures made by an officer of Harrah's Entertainment. The date of the earliest event reported was April 18, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     JCC HOLDING COMPANY


Date:  May 15, 2002              By: /s/ L. Camille Fowler
                                     ------------------------------------------
                                     L. Camille Fowler, Vice President-Finance,
                                     Treasurer and Secretary
                                     (Principal Financial Officer and Principal
                                     Accounting Officer of the Registrant)

                                  EXHIBIT INDEX

EXHIBIT
NO.          DESCRIPTION
-------      -----------

10.01*       Employment Agreement dated March 27, 2002, by and between JCC
             Holding Company and Paul D. Debban

10.02*       Employment Agreement dated March 27, 2002, by and between JCC
             Holding Company and Preston Smart


*  Filed herewith