Form 10-Q
period 2002-06-30
JCC HOLDING CO
filed 2002-08-14
CIK 1021352

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended                    JUNE 30, 2002
                                                           -------------

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

         The number of shares of the registrant's common stock outstanding at August 9, 2002 was 12,388,050.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                                  JUNE 30, 2002

                                      INDEX

                                                                                                PAGE
                                                                                               NUMBER
                                                                                               ------
SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS                                   3

PART I    FINANCIAL INFORMATION                                                                  4

          Item 1.   Financial Statements                                                         4

          Condensed Consolidated Balance Sheets as of
              June 30, 2002 and December 31, 2001 (Unaudited)                                    4

          Condensed Consolidated Statements of Operations for the
              Three and Six Months Ended June, 2002 and 2001 (Unaudited)                         5

          Condensed Consolidated Statements of Cash Flows for the
              Six Months Ended June 30, 2002 and 2001 (Unaudited)                                6

          Notes to Condensed Consolidated Financial Statements (Unaudited)                       7

          Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                28

          Item 3.   Quantitative and Qualitative Disclosures About Market Risk                   38

PART II  OTHER INFORMATION                                                                       39

          Item 1.   Legal Proceedings                                                            39

          Item 2.   Changes in Securities and Use of Proceeds                                    41

          Item 3.   Defaults Upon Senior Securities                                              41

          Item 4.   Submission of Matters to a Vote of Security Holders                          41

          Item 5.   Other Information                                                            41

          Item 6.   Exhibits and Reports on Form 8-K                                             42

SIGNATURES                                                                                       42

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

     o Potential delays in closing any merger transaction due to regulatory or other matters;

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2002 AND DECEMBER 31, 2001
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            DECEMBER 31,
                                                                           JUNE 30, 2002       2001
                                                                           -------------    ------------
                                     ASSETS
Current Assets:
   Cash and cash equivalents (includes restricted
      cash of $4,597 and $3,253, respectively)                               $  55,911      $  41,702
   Accounts receivable, net of allowance for doubtful
      accounts of $4,768 and $4,022, respectively                                3,345          3,414
   Inventories                                                                     534            639
   Prepaids and other assets                                                     4,290          2,162
   Property available for sale                                                   6,500             --
                                                                             ---------      ---------
         Total current assets                                                   70,580         47,917
                                                                             ---------      ---------
Property and Equipment:
   Buildings on leased land                                                    129,027        129,027
   Furniture, fixtures and equipment                                            29,095         28,406
   Property held for development                                                 1,519         10,708
   Leasehold improvements                                                          284            284
   Construction in progress                                                        595            309
                                                                             ---------      ---------
         Total                                                                 160,520        168,734
   Less - accumulated depreciation                                             (40,185)       (35,253)
                                                                             ---------      ---------
         Net property and equipment                                            120,335        133,481
                                                                             ---------      ---------
Other Assets:
   Deferred operating contract cost, net of accumulated
      amortization of $4,893 and $4,351, respectively                           23,912         24,454
   Lease prepayment, net of accumulated
      amortization of $1,217 and $1,082, respectively                            5,911          6,046
   Deferred charges and other, net of accumulated
      amortization of $2,707 and $2,320, respectively                           10,830         11,225
                                                                             ---------      ---------
         Total other assets                                                     40,653         41,725
                                                                             ---------      ---------
         Total Assets                                                        $ 231,568      $ 223,123
                                                                             =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable - trade                                                  $     999      $   2,196
   Accrued interest                                                              1,534             --
   Accrued expenses                                                             14,664         17,231
   Due to affiliates                                                             6,820          4,591
   Preconfirmation contingencies                                                   887            900
   Other                                                                         2,935          2,036
                                                                             ---------      ---------
         Total current liabilities                                              27,839         26,954
                                                                             ---------      ---------
Long-term debt, net of discount (including debt to affiliates of $83,102
      and $43,824, respectively)                                               107,674        105,676
Due to affiliates                                                                2,050          2,050
Other long-term liabilities                                                        404            428
Commitments and Contingencies
Stockholders' Equity:
   Common Stock:
      Common Stock (40,000 shares authorized; 12,386 shares
         issued and outstanding; par value $.01 per share)                         124            124
   Additional paid-in capital                                                  413,395        413,150
   Accumulated deficit                                                        (319,918)      (325,259)
                                                                             ---------      ---------
         Total stockholders' equity                                             93,601         88,015
                                                                             ---------      ---------
         Total Liabilities and Stockholders' Equity                          $ 231,568      $ 223,123
                                                                             =========      =========

See Notes to Unaudited Condensed Consolidated Financial Statements.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                  (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                 THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                           ------------------------------      ------------------------------
                                                               2002              2001              2002             2001
                                                           ------------      ------------      ------------      ------------
Revenues:
    Casino                                                 $     68,039      $     60,095      $    138,291      $    121,455
    Food and beverage                                             6,317             5,098            12,497            10,361
    Retail, parking and other                                     3,032             2,845             6,070             5,598
    Less - casino promotional allowances                         (9,309)           (9,982)          (18,133)          (20,346)
                                                           ------------      ------------      ------------      ------------
       Total net revenues                                        68,079            58,056           138,725           117,068
                                                           ------------      ------------      ------------      ------------

Operating Expenses:
    Direct:
       Casino                                                    32,430            31,758            66,674            79,839
       Food and beverage                                          4,025             3,819             8,076             7,668
       Retail, parking and other                                  1,308               870             2,816             2,127
    General and administrative                                   22,730            19,065            42,915            39,955
    Depreciation and amortization                                 3,072             3,122             6,115             5,653
    Provision for asset impairment                                   --                --             2,689                --
                                                           ------------      ------------      ------------      ------------
       Total operating expenses                                  63,565            58,634           129,285           135,242
                                                           ------------      ------------      ------------      ------------

Operating Income (Loss)                                           4,514              (578)            9,440           (18,174)
                                                           ------------      ------------      ------------      ------------

Reorganization Expenses                                              --              (600)               --          (101,029)

Other Income (Expense):
    Interest expense, net of capitalized interest                (2,200)           (2,930)           (4,320)           (3,551)
    Interest and other income                                       129                75               221               266
                                                           ------------      ------------      ------------      ------------
       Total other income (expense)                              (2,071)           (2,855)           (4,099)           (3,285)
                                                           ------------      ------------      ------------      ------------

Income (Loss) Before Extraordinary Item                           2,443            (4,033)            5,341          (122,488)

Extraordinary Gain on Early Extinguishment of Debt                   --                --                --           213,448

                                                           ------------      ------------      ------------      ------------
Net Income (Loss)                                          $      2,443      $     (4,033)     $      5,341      $     90,960
                                                           ============      ============      ============      ============

Basic Per Share Data:
    Income (Loss) Before Extraordinary Item                $       0.20      $      (0.33)     $       0.43      $      (9.89)
    Extraordinary Gain on Early Extinguishment of Debt               --                --                --      $      17.23
                                                           ------------      ------------      ------------      ------------
    Basic Net Income (Loss)                                $       0.20      $      (0.33)     $       0.43      $       7.34
                                                           ============      ============      ============      ============

Diluted Per Share Data:
    Income (Loss) Before Extraordinary Item                $       0.19      $      (0.33)     $       0.42      $      (9.89)
    Extraordinary Gain on Early Extinguishment of Debt               --                --                --      $      17.23
                                                           ------------      ------------      ------------      ------------
    Basic Net Income (Loss)                                $       0.19      $      (0.33)     $       0.42      $       7.34
                                                           ============      ============      ============      ============

    Weighted Average Shares Outstanding                      12,386,200        12,386,200        12,386,200        12,386,200
    Dilutive Effect of Stock Options                            420,274                --           233,147                --
                                                           ------------      ------------      ------------      ------------
    Weighted Average Common and Common
       Equivalent Shares Outstanding                         12,806,474        12,386,200        12,619,347        12,386,200
                                                           ============      ============      ============      ============

See Notes to Unaudited Condensed Consolidated Financial Statements.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 2002 and 2001
                                  (Unaudited)
                                 (In thousands)

                                                                                              2002          2001
                                                                                           ---------      ---------
Cash Flows From Operating Activities:
   Net income                                                                              $   5,341      $  90,960
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                                            6,115          5,653
      Amortization of note discount                                                            1,246         90,884
      Deferred rent                                                                              (24)           292
      Provision for bad debts                                                                  1,003          1,057
      Provision for asset impairment                                                           2,689             --
      Amortization of unearned compensation                                                      245             --
      Extraordinary gain on early extinguishment of debt                                          --       (213,448)
      Changes in operating assets and liabilities:
         Accounts receivable                                                                    (934)         1,788
         Inventories                                                                             105             36
         Prepaids and other assets                                                            (2,128)           184
         Accounts payable - trade                                                             (1,197)         1,123
         Accrued interest                                                                      2,285             --
         Accrued expenses                                                                     (2,567)         2,960
         Preconfirmation contingencies                                                           (13)           (21)
         Due to affiliates                                                                     2,229         12,918
      Other current liabilities                                                                  899           (325)
   Payment of liabilities subject to compromise due to reorganization activities:
      Reorganization costs, excluding amortization of note discount of $90,314 in 2001            --         10,715
      Payment of reorganization costs                                                             --         (8,926)
                                                                                           ---------      ---------
         Net cash flows provided by (used in) operating activities                            15,294         (4,150)
                                                                                           ---------      ---------

Cash Flows From Investing Activities:
   Capital expenditures                                                                       (1,085)          (643)
   Change in deferred charges and other assets                                                    --           (264)
                                                                                           ---------      ---------
         Net cash flows used in investing activities                                          (1,085)          (907)
                                                                                           ---------      ---------

Cash Flows From Financing Activities:
   Net short-term borrowings - affiliate                                                          --             --
   Net proceeds from notes payable - affiliate                                                    --          5,745
                                                                                           ---------      ---------
         Net cash flows provided by financing activities                                          --          5,745
                                                                                           ---------      ---------
Net increase in cash and cash equivalents                                                     14,209            688

Cash and cash equivalents, beginning of period                                                41,702         26,626
                                                                                           ---------      ---------
Cash and cash equivalents, end of period                                                   $  55,911      $  27,314
                                                                                           =========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                                             $     744      $   1,476
   Noncash investing and financing activities:
      Increase in long-term debt for payment-in-kind interest payments                     $     751      $   1,191

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

         ORGANIZATION. JCC Holding Company was incorporated under Delaware law on August 20, 1996. We are a casino and entertainment development company, and conduct business through our wholly-owned subsidiaries, Jazz Casino Company, L.L.C., JCC Development Company, L.L.C., JCC Canal Development, L.L.C., and JCC Fulton Development, L.L.C., all Louisiana limited liability companies. We began business operations in October 1998, when we assumed the business operations formerly owned by Harrah's Jazz Company, a general partnership, and its subsidiary, Harrah's Jazz Finance Corp., which filed for relief under the United States Bankruptcy Code on November 22, 1995. Except as otherwise noted, for purposes of this report, references to the words "we", "us", and "our" refer to JCC Holding Company together with each of our subsidiaries.

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

         We were in bankruptcy proceedings from January 4, 2001 until March 29, 2001, the effective date of consummation of our plan of reorganization. Accordingly, for a substantial portion of the six-month period ended June 30, 2001, we were debtors-in-possession.

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

         Our plan of reorganization took into account the reduction of our annual minimum payment obligations to the Louisiana Gaming Control Board to the greater of 21.5% of gross gaming revenue or a minimum payment of $50 million commencing April 1, 2001, through March 31, 2002, and $60 million each fiscal year thereafter (see Note 6). Under the plan, Harrah's Entertainment, Inc. ("Harrah's Entertainment" or "HET") and Harrah's Operating Company, Inc. ("Harrah's Operating Company" or "HOCI") (collectively "Harrah's") have provided a new minimum payment guaranty to the Louisiana Gaming Control Board, which secures Jazz Casino Company, L.L.C.'s ("Jazz Casino") annual minimum payment obligation to the Louisiana Gaming Control Board for an initial four year period through March 31, 2005, pursuant to a new agreement among Harrah's Entertainment and Harrah's Operating Company and our subsidiary Jazz Casino (the "new HET/JCC Agreement") (see Note 4).

         Our plan of reorganization also took into account a reduction of at least $5 million in payments, taxes, administrative and operational costs and/or other expenses required annually under the ground lease with the City of New Orleans and the Rivergate Development Corporation or resulting from obligations imposed or created by the ground lease, whether paid to the City, the Rivergate Development Corporation or others. This reduction was to have occurred within 120 days from March 15, 2001, but was extended by 30 days. Over the following months we worked with the special development projects committee to develop a list of lease modifications and other items that we could agree upon, and on January 17, 2002, the City Council approved an ordinance and lease amendments that delineate these changes as outlined below. Each item agreed upon either reduces payments required under the amended ground lease, or lifts some operating restriction that we believe will result in improved operating performance by providing cost savings other than the lease payments or by providing additional revenue opportunities. The following is a summary of the material items agreed upon:

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

          o The City has agreed to a reduction in the number of parking spaces required to be dedicated to Casino use. As a result up to 275 spaces may be rented by Jazz Casino to third parties under parking contracts, which will provide additional revenue to us; and

          o Mutual waivers of any defaults that any parties can allege up to the effective date of the amendments and a requirement of the dismissal of all legal proceedings filed by any parties as a result of the $5 million reduction issue.

          On January 28, 2002, the Mayor of New Orleans signed the ordinance effecting the above changes and on February 7, 2002, the lease amendment was signed by all parties. The parking changes resulted from subsequent action by the City Planning Commission and the City Council.

          On the effective date of our plan of reorganization, our outstanding common stock consisted of 12,386,200 shares of new common stock. Under the plan of reorganization, in consideration of various waivers, extinguishments of claims and other consideration, Harrah's Entertainment received 6,069,238 shares (49%) of our new common stock. Holders of claims arising under tranche B-1 of the bank credit facilities received 1,734,068 shares (14%) of our new common stock; and holders of claims arising under our senior subordinated notes received 4,582,894 shares (37%) of our new common stock. On May 17, 2002 Harrah's Entertainment purchased an additional 2,000 shares in an open market transaction, and on June 7, 2002, Harrah's Entertainment announced that it had purchased the shares previously issued to holders of claims under tranche B-1 of the bank credit facilities, bringing its total holdings to 7,805,306 shares (63%) of our new common stock. On July 30, 2002, we entered into a merger agreement with Harrah's Entertainment, under which a Harrah's affiliate will acquire the remaining shares that Harrah's does not already own (the "Merger") (see Note 9).

         In addition, on the effective date of our reorganization, we issued new term notes, the Senior Notes due 2008 (the "Senior Notes"), in the aggregate amount of $124.5 million (face value), which will mature seven years from their issuance and bear interest at the London Interbank Offered Rate ("LIBOR") plus 275 basis points (see Note 3). The holders of claims arising under tranches A-1, A-3 and B-1 of the bank credit facilities received $55.0 million in Senior Notes; Harrah's Entertainment and its affiliates, as holders of claims arising under the HET/JCC Agreement and tranche A-2 of the bank credit facilities received $51.6 million in Senior Notes; and holders of claims arising under the senior subordinated notes received $17.9 million in Senior Notes. All holders of casino operation related unsecured claims were paid, in cash, the full amount of their claims. On June 7, 2002, Harrah's Entertainment announced that it had purchased the term notes originally issued to holders of claims arising under tranches A-3 and B-1, bringing its ownership interest in the face amount of term notes to $99.1 million as of June 30, 2002.

         We have up to $35 million available for working capital purposes under a revolving line of credit provided by Harrah's Entertainment (see Note 2).

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

         PROVISION FOR ASSET IMPAIRMENT. On April 23, 2002, Fulton Development entered into an agreement to sell the Fulton Street Property to a hotel developer for $6.5 million. The agreement was subject to a ninety-day due diligence period. On June 27, 2002, Fulton Development cancelled the sale agreement due to certain conditions and terms of the sale contract not being satisfied. During the first quarter of 2002 in connection with this conditional sale, we recorded a provision for asset impairment of $2.7 million to reduce the book value of the Fulton Street Property to its estimated fair value less selling costs.

         REORGANIZATION ITEMS. During the six months ended June 30, 2001, we incurred reorganization expenses of $101 million. These expenses include a $90.3 million charge to reflect the write off of the unamortized balance of the discount of the senior subordinated notes, which were cancelled as a result of our plan of reorganization to record the amount of the allowed claim. The remaining expenses consisted primarily of consulting and legal fees and costs associated with retention bonuses.

         NET INCOME (LOSS) PER SHARE. In accordance with the provisions of SFAS No. 128, "Earnings Per Share," we compute our basic earnings per share by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares outstanding during the period. Our diluted earnings per common share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares and dilutive common stock equivalent shares outstanding during the period. Common stock equivalent shares consist of shares issuable upon exercise of outstanding stock options for which market price exceeds exercise price, excluding any "in-the-money" stock options with antidilutive effect. For the three and six months ended June 30, 2002, common stock equivalents consisted of stock options outstanding of 420,274 and 233,147, respectively. During the three and six months ended June 30, 2001, no common stock equivalents are included in net income (loss) per share as they were antidilutive.

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

         Pursuant to certain executives' employment agreements, on March 4, 2002 and March 7, 2002, we granted 498,550 options and 120,512 options, respectively, to purchase shares of common stock at an exercise price of $2.00 per share. We recorded compensation expense of $245,150 during the first quarter to account for the intrinsic value of these stock option grants. On May 31, 2002, we granted 430,500 options to purchase shares of common stock at an exercise price of $5.05. We recorded no compensation expense during the second quarter as these stock options were issued at fair market value on the day of the grant. All of these stock options are the subject of litigation, as described further in Note
6. However, on July 30, 2002, we entered into a merger agreement with Harrah's Entertainment, under which a Harrah's affiliate will acquire the remaining shares of our common stock that Harrah's does not already own. We anticipate the litigation regarding the stock options will be dismissed in connection with the closing of the Merger, which in such event would result in changes to the terms of these stock grants. For further discussion on the Merger, see Note 9.

         RECENTLY ISSUED PRONOUNCEMENTS: The Financial Accounting Standards Board ("FASB") has recently issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations", SFAS No. 142 "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interests method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. We adopted these standards effective January 1, 2002, which resulted in no significant impact on our financial statements.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which eliminates the treatment of an extinguishment of debt as extraordinary unless the extinguishment meets the requirement of an extraordinary item outlined in APB 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 145 also requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for under the sale-leaseback provisions of FASB Statement No. 98, "Accounting for Leases:
Sale-Leaseback Transactions Involving Real Estate; Sales-Type Leases of Real Estate; Definition of the Lease Term; Initial Direct Costs of Direct Financing Leases", or paragraphs 2 and 3 of FASB Statement No. 28, "Accounting for Sales with Leasebacks, as applicable." Upon adoption, any gain or loss on extinguishment of debt previously classified as extraordinary that does not meet the requirements of APB 30 should be reclassified. SFAS 145 is effective for fiscal years beginning after May 15, 2002. Management does not believe the impact of any required changes on our financial statements will be material.

          RECLASSIFICATIONS. Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

NOTE 2.  SHORT-TERM BORROWINGS

         Our revolving credit facility, provided on the effective date of our reorganization by Harrah's Entertainment and its affiliates, provides Jazz Casino with up to $35 million of available credit to meet working capital requirements, including up to $10 million of availability for letters of credit. The new revolving credit facility bears interest at a rate of LIBOR plus 3.00% per annum and will mature in 2006. The credit facility is secured by substantially all of our assets (except the casino operating contract with the State of Louisiana, our Casino bankroll and the gross revenue share payments due to the Louisiana Gaming Control Board). The credit facility is also secured on a second lien priority basis, junior only to a lien securing our obligations under the new HET/JCC Agreement (see Note 4). We are also subject to numerous debt covenants under the revolving credit facility, including restrictions on, among other things, certain payments, transactions with affiliates, dividend payments, liens, incurrence of additional indebtedness, asset sales, mergers and consolidations, payment of certain indebtedness, capital expenditures, and investments or loans. As of August 9, 2002, there were no outstanding borrowings under this facility, although outstanding letters of credit totaling $700,000 have been issued under this revolving credit facility.

NOTE 3.  LONG-TERM DEBT

          On the effective date of our reorganization, our then existing long-term debt was cancelled. The Senior Notes were issued in the aggregate principal (face) amount of $124.5 million that will mature seven years after the effective date (see Note 1). The Senior Notes bear interest at LIBOR plus 2.75% per annum payable quarterly. In the first year, one half of the interest payments on the Senior Notes may be paid in kind and added to the principal at our option. As of August 9, 2002, we have paid $5.3 million in cash interest and paid $3.8 million in interest in kind by issuing additional Senior Notes. Principal payments on the Senior Notes are amortized as follows: zero in the first year; 50% of free cash flow (as defined in the Senior Note agreement) in the second through fourth years; and $6 million annually in the fifth through seventh years, with all remaining unpaid principal payable at maturity. As of the effective date, we considered the variable interest rate on the Senior Notes to be lower than prevailing interest rates for debt with similar terms and credit ratings. In accordance with Statement of Position 90-7, the Senior Notes were valued based on discounting concepts to approximate their fair value of $100.9 million (12.5% discount rate). We are also subject to numerous debt covenants under the Senior Note agreement, including restrictions on, among other things, certain payments, transactions with affiliates, dividend payments, liens, incurrence of additional indebtedness, asset sales, mergers and consolidations, payment of certain indebtedness, capital expenditures, and investments or loans. Further, effective March 29, 2001, each of JCC Development, Canal Development and Fulton Development issued guarantees with respect to the Senior Notes. Under the terms of the proposed merger agreement discussed in Note 9, Harrah's has agreed to assume or retire all our outstanding debt.

NOTE 4.  RELATED PARTY TRANSACTIONS

          AMENDED MANAGEMENT AGREEMENT. The Casino's operations are managed by Harrah's New Orleans Management Company pursuant to our amended management agreement. Harrah's New Orleans Management Company is an indirect wholly owned subsidiary of Harrah's Entertainment, which has a majority ownership interest in us and representation on our board of directors. We have also contracted with Harrah's Operating Company to perform various administrative services pursuant to this management agreement. Administrative services to be provided under this agreement include accounting, computer processing, risk management, marketing and administration of certain human resource matters.

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

          In addition, the manager and Harrah's Operating Company shall continue to provide the administrative services formerly provided by Harrah's Operating Company under the administrative services agreement, which was terminated on the effective date, at no additional cost (other than for insurance and risk management services). Under our amended management agreement, as consideration for managing the Casino, the manager is entitled to receive a management fee equal to thirty percent of earnings before interest, income taxes, depreciation, amortization and management fees ("EBITDAM"). Under the amended management agreement, Jazz Casino shall continue to reimburse Harrah's Entertainment for the cost of property level executive salaries and benefits and shall continue to reimburse Harrah's

Entertainment for insurance related to the Casino. Neither the manager or any of its affiliates shall be entitled to receive fees for services formerly provided under the administrative services agreement. These services must now be provided at no additional cost (see Note 1).

          Our manager continues to manage the Casino pursuant to our management agreement, which was amended in connection with our bankruptcy plan of reorganization. Under our amended management agreement, we have the right to terminate the management agreement if the Casino fails to achieve earnings before interest, income taxes, depreciation, amortization and management fees, adjusted for certain state and city costs and corporate overhead costs ("Adjusted EBITDAM"), of not less than 85% of the specified target Adjusted EBITDAM for the twelve months ended March 31, 2002, 84% of the specified target Adjusted EBITDAM for the twelve months ending March 31, 2003, and 83% of the specified target Adjusted EBITDAM for the twelve months ending March 31, 2004 and thereafter. The targets of Adjusted EBITDAM for these first three fiscal periods, as specified in the management agreement, are $115.2 million, $127.4 million, and $134.8 million, respectively. For the twelve months ended March 31, 2002, actual results produced $116.3 million in adjusted EBITDAM. For the twelve months ended March 31, 2003, the target Adjusted EBITDAM is 84% of $127.4 million, or $107 million. Actual results for the three month period ended June 30, 2002 produced $36.9 million in Adjusted EBITDAM.

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

     o    $50 million in the period April 1, 2001 to March 31, 2002;

     o    $60 million in the period April 1, 2002 to March 31, 2003;

     o    $60 million in the period April 1, 2003 to March 31, 2004; and

     o    $60 million in the period April 1, 2004 to March 31, 2005.

          Harrah's Entertainment and Harrah's Operating Company will receive a fee for this guaranty in the amount of two percent of the average amount at risk for the entire remaining guaranty period, calculated on an annual basis. The guaranty fee of $4.1 million for the period through March 31, 2002 was accrued and is payable in four equal installments due on March 31, 2002, March 31, 2003, March 31, 2004, and March 31, 2005, provided that any then unpaid installments of the deferred guaranty fee for the period through March 31, 2002 shall be due and is payable in full upon any termination of the amended management agreement. For any periods after March 31, 2002, the guaranty fee for each fiscal year shall be due in four equal installments on June 30, September 30, December 31 and March 31 of the corresponding fiscal year. As of August 9, 2002, $1 million had been paid to Harrah's Entertainment toward the guaranty fee for the year ended March 31, 2002 and $750,000 had been paid toward the guaranty fee for the year ended March 31, 2003. Advances made by Harrah's Entertainment on our behalf pursuant to the new HET/JCC Agreement bear interest at the rate specified for loans under our new revolving credit facility (LIBOR plus 3.00% per annum - see
Note 2) and are secured on a first lien priority basis by substantially all of our assets

(except the casino operating contract, the Casino bankroll and the gross revenue share payments due to the Louisiana Gaming Control Board).

          Under the casino operating contract, on or before March 31, 2003, we are required to provide the Louisiana Gaming Control Board a minimum payment guaranty for the $60 million minimum payment due for the period commencing April 1, 2005 to March 31, 2006. Unless the minimum payment guaranty obligation has expired, this obligation to post a new guaranty or extend the existing guaranty continues for each year thereafter such that as of April 1 of each year there must be in place 36 months of third party guaranteed payments to the Louisiana Gaming Control Board (see Note 6). Under the HET/JCC Agreement, neither Harrah's Entertainment nor Harrah's Operating Company is obligated to provide guaranties of the payments due the Louisiana Gaming Control Board beyond March 31, 2005, the expiration of the initial four year guaranty.

NOTE 5.  INCOME TAXES

          We have available net operating loss carryforwards as of December 31, 2001 totaling approximately $270 million that begin to expire in 2018 before any adjustments that may be applicable under Internal Revenue Code Section 382. In connection with our reorganization upon emergence from bankruptcy, we realized a gain from the extinguishment of certain indebtedness. This gain will not be taxable since the gain results from reorganization under the Bankruptcy Code. However, we are required, as of the beginning of our 2002 taxable year, to reduce net operating loss ("NOL") carryforwards or our depreciable asset basis, in an amount equal to such gain on extinguishment.

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

          We were required to procure an initial four-year minimum payment guaranty guaranteeing the minimum payments required to be made to the Louisiana Gaming Control Board under the casino operating contract, and must provide rolling, three-year minimum payment guaranties beginning April 1, 2003. By March 31 of each year (beginning with March 31, 2003), we must obtain a minimum payment guaranty (or extension thereof) extending the minimum payment guaranty to the third anniversary of such date, so that three years of future payments to the Louisiana Gaming Control Board are guaranteed. We need not procure the guaranty if (i) our gross gaming revenue exceeds $350 million for two successive years, (ii) we make all payments due during these years without drawing on the guaranty, and (iii) there are no uncured defaults under the casino operating contract. The failure to obtain and post a third party guaranty as required by the casino operating contract is a "termination event" leading to the automatic termination of the casino operating contract effective as of the last day that payments are guaranteed to the Louisiana Gaming Control Board under any existing guaranty. In addition, an automatic termination of our casino operating contract is an event of default under our ground lease with the City of New

Orleans and the Rivergate Development Corporation, the Indenture governing our Senior Notes, and our revolving credit agreement.

         In addition, as of the effective date of our reorganization, certain restrictions previously imposed by our casino operating contract on food and restaurant facilities, service, lodging and the sale of products not directly related to gaming operations have been modified to be less restrictive.

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

         In connection with our 2001 bankruptcy, claims were filed by a number of trade creditors with Casino operating claims. Most of these have been resolved in the ordinary course of business. Claims were also filed by the City and State pending the results of ongoing audits of the amounts we remit for sales and use taxes. While these particular claims have not yet been resolved, management does not believe the outcome of these claims will materially and adversely affect our results of operations. Reserves have been established for the resolution of all remaining claims.

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

         On March 15, 2002, Harrah's Entertainment, Inc. and Harrah's Operating Company, Inc. filed a complaint in the Court of Chancery of the State of Delaware seeking declaratory and injunctive relief regarding the interpretation of the Second Amended and Restated Certificate of Incorporation (the "Charter") and the Third Amended and Restated Bylaws of the Company (the "Bylaws"). Although the complaint sought an award of attorneys' fees and expenses, it did not seek damages against the Company. The action sought to place Harrah's nominee, Dr. Charles C. Teamer, on the ballot for election to the board of directors in addition to Harrah's nominee, Mr. Philip Satre. Harrah's complaint, therefore, sought a declaration that its nomination of two directors for election at the 2002 annual meeting was valid under the Charter and Bylaws, and injunctive relief requiring the Company to recognize its nominations. On March 29, 2002, the Company answered the complaint and filed a counterclaim for declaratory relief seeking a declaration that the Company's Charter and Bylaws limited Harrah's nomination right to one candidate for election to the board at the 2002 and 2003 annual meetings. Harrah's filed its reply to counterclaim on April 5, 2002. The parties engaged in expedited discovery. Trial was held on May 21 and 22, 2002. Following trial, on May 31, 2002, the Court of Chancery issued a written opinion holding that the Charter and Bylaws should be construed in favor of Harrah's and that Harrah's was entitled to nominate two directors for election at the 2002 annual meeting. On June 10, 2002, the Court of Chancery issued a final order and judgment from which the Company perfected an appeal to the Delaware Supreme Court. The final order and judgment denied Harrah's application for an award of attorneys' fees and expenses. Harrah's elected not to pursue an appeal of the denial of its request for an award of attorneys' fees and expenses, and the time for any such appeal has passed. On June 11, 2002, the Company held its annual meeting of stockholders at which Dr. Teamer and Mr. Satre were elected to the board of directors. The parties have fully briefed the issues raised in the Company's appeal. At the parties' request, the Delaware Supreme Court postponed oral argument to permit the parties to engage in negotiations regarding the Merger (see Note 9). The parties believe that the closing of the Merger will moot the issues on appeal and, accordingly, anticipate dismissing the appeal in connection with the closing. In the unlikely event the Merger does not close, JCC anticipates it would request the scheduling of oral argument and for the Delaware Supreme Court to decide its appeal. Therefore, the ultimate outcome of this litigation and its possible effect on the Company is presently uncertain.

     On April 18, 2002, JCC Holding Company and Jazz Casino Company, L.L.C. filed suit against Harrah's New Orleans Management Company ("HNOMC"), Harrah's Operating Company, Harrah's Entertainment, Philip Satre, Bill Noble, and Anthony Sanfilippo in Civil District Court for the Parish of Orleans, State of Louisiana. Philip Satre is Chairman of the Board and Chief Executive Officer of Harrah's Entertainment, Chairman of the Board and Chief Executive Officer of HNOMC, and was a director on our board at the time this suit was filed. Bill Noble is Senior Vice President and General Manager of HNOMC. Anthony Sanfilippo is President of HNOMC and President of the Central Division of Harrah's Entertainment, and was a director on our board at the time this suit was filed. Our suit alleges that the Harrah's entities failed to adhere to the terms and provisions of the management agreement with respect to advertising, marketing and promoting our Casino, and that the Harrah's entities diverted business from our Casino, where Harrah's Entertainment then owned only a 49% interest, to other properties wholly owned by Harrah's Entertainment. We are seeking damages for violation of the management agreement and certain tortious conduct, as well as an injunction, as provided for under the management agreement, to prevent future diversion of business. It is anticipated that this lawsuit will be dismissed with prejudice upon the closing of the Merger. Therefore, the ultimate outcome of this litigation and its possible impact on the Company is presently uncertain.

     On April 22, 2002, Harrah's Entertainment and HOCI filed a derivative action against Paul Debban, Preston Smart, Rudy Cerone, and Chris Lowden (the "Individual Defendants"), as well as JCC Holding Company as a nominal defendant, in the Court of Chancery of the State of Delaware In and For New Castle County. Messrs. Debban, Smart, and Lowden are currently directors on our board and Mr. Cerone was a director on our board at the time this suit was filed. All four individuals are unaffiliated with Harrah's Entertainment. Mr. Debban is also Chairman and President of JCC Holding Company. Mr. Smart is also Vice President of JCC Holding Company. Mr. Lowden is, and Mr. Cerone was at the time the suit was filed, a member of the compensation committee of our board of directors. The allegations include breach of fiduciary duty and self-dealing in connection with the compensation committee's deliberations and approval of the employment agreements, which included stock option grants, for Mr. Debban and Mr. Smart. The lawsuit seeks declaratory and injunctive relief in regard to the adoption and implementation of the employment agreements. The Individual Defendants have indicated for themselves and on behalf of JCC Holding Company denial of all the allegations as baseless and intend to vigorously defend the lawsuit. The Individual Defendants answered the complaint on June 11, 2002. No discovery has been taken in this matter, which remains pending in the Court of Chancery. The parties anticipate that this action will be dismissed in connection with the closing of the Merger. The ultimate outcome of this litigation and its possible impact on the Company is presently uncertain.

     On July 31, 2002, Michael Shapiro, who purports to be a stockholder of the Company, filed a putative class action complaint (the "Shapiro Action") in the Court of Chancery of the State of Delaware against Stephen H. Brammell, Gary W. Loveman, Paul Debban, Charles Teamer, Sr., Christopher Lowden, Preston Smart, Eddie N. Williams, JCC Holding Company, and Harrah's Entertainment, Inc.

seeking to enjoin the Merger and seeking damages against the defendants. Also on July 31, 2002, Nechuma Cohen, who purports to be a stockholder of the Company, filed a putative class action complaint (the "Cohen Action") in the Court of Chancery of the State of Delaware against the same defendants named in the Shapiro Action seeking to enjoin the Merger and seeking damages against the defendants. Both the Shapiro and Cohen Actions attack the Merger asserting allegations of domination and control by Harrah's Entertainment and allege breaches of fiduciary duties to the corporation and its stockholders in connection with the Merger. We believe that we have strong legal and factual defenses against these claims, and intend to contest them vigorously. No assurances can be given as to the outcome of such lawsuits, and consequently, we cannot reasonably predict at this time whether the final outcome of these matters will materially and adversely affect our results of operations, cash flows, or financial condition.


NOTE 7.  SALE OF THE FULTON STREET PROPERTY

         On April 23, 2002, Fulton Development entered into an agreement to sell the Fulton Street Property to a hotel developer for $6.5 million. The agreement was subject to a ninety-day due diligence period and was conditioned upon, among other things, the ability of the purchaser to construct a hotel on the site. On June 27, 2002, Fulton Development cancelled the sale agreement due to certain terms and conditions of the sale contract not being satisfied. During the first quarter of 2002 in connection with this conditional sale, we recorded a provision for asset impairment of $2.7 million to reduce the book value of the Fulton Street Property to its estimated fair value less selling costs.

NOTE 8.  GUARANTOR FINANCIAL INFORMATION

         JCC Holding and all of its other wholly owned subsidiaries (the "Guarantor Subsidiaries") have fully and unconditionally guaranteed on a joint and several basis Jazz Casino's obligations under the Senior Notes described in
Note 3. The Guarantor Subsidiaries and Jazz Casino comprise all of the direct and indirect subsidiaries of JCC Holding. All of the assets of JCC Holding's subsidiaries are restricted and may not be transferred to JCC Holding in the form of loans, cash or dividends without the consent of a third party. The following consolidating schedules present condensed financial information for Jazz Casino, JCC Holding and the Guarantor Subsidiaries on a combined basis as of June 30, 2002 and December 31, 2001, and for the three and six months ended June 30, 2002 and 2001:

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                  June 30, 2002
                                   (Unaudited)
                      (In thousands, except per share data)


                                                            JAZZ             JCC
                                                           CASINO          HOLDING       GUARANTOR                   CONSOLIDATED
                                                           COMPANY         COMPANY     SUBSIDIARIES   ELIMINATIONS       TOTAL
                                                           -------         -------     ------------   ------------   ------------
                      ASSETS
Current Assets:
   Cash and cash equivalents                               $  50,254      $      13      $   5,644      $      --      $  55,911
   Accounts receivable, net of allowance for
      doubtful accounts                                        3,345             --             --             --          3,345
   Intercompany receivables                                    2,743             --             --         (2,743)            --
   Inventories                                                   534             --             --             --            534
   Prepaids and other assets                                   4,226             --             64             --          4,290
   Property available for sale                                    --             --          6,500             --          6,500
                                                           ---------      ---------      ---------      ---------      ---------
            Total current assets                              61,102             13         12,208         (2,743)        70,580
                                                           ---------      ---------      ---------      ---------      ---------

Property and Equipment:
   Buildings on leased land                                  129,027             --             --             --        129,027
   Furniture, fixtures and equipment                          29,095             --             --             --         29,095
   Property held for development                                  --             --          1,519             --          1,519
   Leasehold improvements                                        284             --             --             --            284
   Construction in progress                                      595             --             --             --            595
                                                           ---------      ---------      ---------      ---------      ---------
            Total                                            159,001             --          1,519             --        160,520
   Less - accumulated depreciation                           (40,185)            --             --             --        (40,185)
                                                           ---------      ---------      ---------      ---------      ---------
            Net property and equipment                       118,816             --          1,519             --        120,335
                                                           ---------      ---------      ---------      ---------      ---------

Other Assets:
   Deferred operating contract cost, net of
      accumulated amortization                                23,912             --             --             --         23,912
   Lease prepayment, net of accumulated amortization           5,911             --             --             --          5,911
   Deferred charges and other, net of accumulated
      amortization                                            10,803             --             27             --         10,830
   Investment in Subsidiaries                                     --         94,489             --        (94,489)            --
                                                           ---------      ---------      ---------      ---------      ---------
            Total other assets                                40,626         94,489             27        (94,489)        40,653
                                                           ---------      ---------      ---------      ---------      ---------

                  TOTAL ASSETS                             $ 220,544      $  94,502      $  13,754      $ (97,232)     $ 231,568
                                                           =========      =========      =========      =========      =========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable - trade                                $     999      $      --      $      --      $      --      $     999
   Accrued interest                                            1,534             --             --             --          1,534
   Accrued expenses                                           14,721            (57)            --             --         14,664
   Due to affiliates                                           6,820             --             --             --          6,820
   Intercompany payables                                          --            958          1,786         (2,744)            --
   Preconfirmation contingencies                                 887             --             --             --            887
   Other                                                       2,935             --             --             --          2,935
                                                           ---------      ---------      ---------      ---------      ---------
            Total current liabilities                         27,896            901          1,786         (2,744)        27,839
                                                           ---------      ---------      ---------      ---------      ---------

Long-term debt, net of discount                              107,674             --             --             --        107,674
Due to affiliates                                              2,050             --             --             --          2,050
Other long-term liabilities                                      404             --             --             --            404

Commitments and Contingencies

Stockholders' Equity:
   Common stock - 40,000 shares authorized; 12,386
      shares issued and outstanding; par value $.01
      per share                                                   --            124             --             --            124
   Additional paid-in capital                                398,148        413,395         14,866       (413,014)       413,395
   Member capital                                                  1             --             --             (1)            --
   Retained earnings (accumulated deficit)                  (315,629)      (319,918)        (2,898)       318,527       (319,918)

                                                           ---------      ---------      ---------      ---------      ---------
            Total stockholders' equity                        82,520         93,601         11,968        (94,488)        93,601
                                                           ---------      ---------      ---------      ---------      ---------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 220,544      $  94,502      $  13,754      $ (97,232)     $ 231,568
                                                           =========      =========      =========      =========      =========

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                December 31, 2001
                                   (Unaudited)
                      (In thousands, except per share data)

                                                            JAZZ             JCC
                                                           CASINO          HOLDING       GUARANTOR                   CONSOLIDATED
                                                           COMPANY         COMPANY     SUBSIDIARIES   ELIMINATIONS       TOTAL
                                                           -------         -------     ------------   ------------   ------------
                              ASSETS
Current Assets:
   Cash and cash equivalents                               $  36,016      $      13      $   5,673     $      --      $  41,702
   Accounts receivable, net of allowance
      for doubtful accounts                                    3,414             --             --            --          3,414
   Intercompany receivables                                    1,972             --             --        (1,972)            --
   Inventories                                                   639             --             --            --            639
   Prepaids and other assets                                   2,162             --             --            --          2,162
                                                           ---------      ---------      ---------     ---------      ---------
            Total current assets                              44,203             13          5,673        (1,972)        47,917
                                                           ---------      ---------      ---------     ---------      ---------
Property and Equipment:
   Buildings on leased land                                  129,027             --             --            --        129,027
   Furniture, fixtures and equipment                          28,406             --             --            --         28,406
   Property held for development                                  --             --         10,708            --         10,708
   Leasehold improvements                                        284             --             --            --            284
   Construction in progress                                       82             --            227            --            309
                                                           ---------      ---------      ---------     ---------      ---------
            Total                                            157,799             --         10,935            --        168,734
   Less - accumulated depreciation                           (35,253)            --             --            --        (35,253)
                                                           ---------      ---------      ---------     ---------      ---------
            Net property and equipment                       122,546             --         10,935            --        133,481
                                                           ---------      ---------      ---------     ---------      ---------
Other Assets:
   Deferred operating contract cost, net                      24,454             --             --            --         24,454
   of accumulated amortization
   Lease prepayment, net of accumulated amortization           6,046             --             --            --          6,046
   Deferred charges and other, net of                         11,196             --             29            --         11,225
      accumulated amortization
   Investment in Subsidiaries                                     --         88,941             --       (88,941)            --
                                                           ---------      ---------      ---------     ---------      ---------
            Total other assets                                41,696         88,941             29       (88,941)        41,725
                                                           ---------      ---------      ---------     ---------      ---------
            TOTAL ASSETS                                   $ 208,445      $  88,954      $  16,637     $ (90,913)     $ 223,123
                                                           =========      =========      =========     =========      =========


         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable - trade                                $   2,196      $      --      $      --     $      --      $   2,196
   Accrued expenses                                           17,200             30              1            --         17,231
   Due to affiliates                                           4,591             --             --            --          4,591
   Intercompany payables                                          --            909          1,063        (1,972)            --
   Preconfirmation contingencies                                 900             --             --            --            900
   Other                                                       2,036             --             --            --          2,036
                                                           ---------      ---------      ---------     ---------      ---------
            Total current liabilities                         26,923            939          1,064        (1,972)        26,954
                                                           ---------      ---------      ---------     ---------      ---------

Long-term debt, net of discount                              105,676             --             --            --        105,676
Due to affiliates                                              2,050             --             --            --          2,050
Other long-term liabilities                                      428             --             --            --            428
Commitments and Contingencies
Stockholders' Equity:
   Common stock - 40,000 shares authorized;
      12,386 shares issued and outstanding;
      par value $.01 per share                                    --            124             --            --            124
   Additional paid-in capital                                398,148        413,150         14,866      (413,014)       413,150
   Member capital                                                  1             --             --            (1)            --
   Retained earnings (accumulated deficit)                  (324,781)      (325,259)           707       324,074       (325,259)

                                                           ---------      ---------      ---------     ---------      ---------
            Total stockholders' equity                        73,368         88,015         15,573       (88,941)        88,015
                                                           ---------      ---------      ---------     ---------      ---------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 208,445      $  88,954      $  16,637     $ (90,913)     $ 223,123
                                                           =========      =========      =========     =========      =========

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    For the Three Months Ended June 30, 2002
                                   (Unaudited)
                                 (In thousands)

                                                            JAZZ             JCC
                                                           CASINO          HOLDING     GUARANTOR                 CONSOLIDATED
                                                           COMPANY         COMPANY   SUBSIDIARIES  ELIMINATIONS     TOTAL
                                                           -------         -------   ------------  ------------  ------------
Revenues:
                 Casino                                   $ 68,039      $     --      $     --      $     --      $ 68,039
                 Food and beverage                           6,317            --            --            --         6,317
                 Retail, parking and other                   3,032            --            --            --         3,032
                 Less - casino promotional allowances       (9,309)           --            --            --        (9,309)
                                                          --------      ------        ------        ------        --------
                 Total net revenues                         68,079            --            --            --        68,079
                                                          --------      ------        ------        ------        --------

Operating Expenses:
                 Direct:
                 Casino                                     32,430            --            --            --        32,430
                 Food and beverage                           4,025            --            --            --         4,025
                 Retail, parking and other                   1,308            --            --            --         1,308
                 General and administrative                 21,697           103           930            --        22,730
                 Depreciation and amortization               3,071            --             1            --         3,072
                 Provision for asset impairment                 --            --            --            --            --
                 Equity in Subsidiaries' income                 --        (2,546)           --         2,546            --
                                                          --------      ------        ------        ------        --------
                 Total operating expenses                   62,531        (2,443)          931         2,546        63,565
                                                          --------      ------        ------        ------        --------

Operating Income (Loss)                                      5,548         2,443          (931)       (2,546)        4,514
                                                          --------      ------        ------        ------        --------

Other Income (Expenses):
                 Interest expense, net of capitalized       (2,200)           --            --            --        (2,200)
                 interest
                 Interest and other income                     100             1            28            --           129
                                                          --------      ------        ------        ------        --------
                 Total other income (expenses)              (2,100)            1            28            --        (2,071)
                                                          --------      ------        ------        ------        --------

                                                          --------      ------        ------        ------        --------
Net Income (Loss)                                         $  3,448      $  2,444      $   (903)     $ (2,546)     $  2,443
                                                          ========      ========      ========      ========      ========

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    For the Three Months Ended June 30, 2001
                                   (Unaudited)
                        (In thousands, except share data)

                                                            JAZZ             JCC
                                                           CASINO          HOLDING     GUARANTOR                 CONSOLIDATED
                                                           COMPANY         COMPANY   SUBSIDIARIES  ELIMINATIONS     TOTAL
                                                           -------         -------   ------------  ------------  ------------
Revenues:
       Casino                                            $ 60,095      $     --           $--      $     --      $ 60,095
       Food and beverage                                    5,098            --            --            --         5,098
       Retail, parking and other                            2,842            --             3            --         2,845
       Less: casino promotional allowances                 (9,982)           --            --            --        (9,982)
                                                         --------      --------      --------      --------      --------
              Total net revenues                           58,053            --             3            --        58,056
                                                         --------      --------      --------      --------      --------

Operating Expenses:
       Direct
               Casino                                      31,758            --            --            --        31,758
               Food and beverage                            3,819            --            --            --         3,819
               Retail, parking and other                      870            --            --            --           870
       General and administrative                          18,986            25            54            --        19,065
       Depreciation and amortization                        3,121            --             1            --         3,122
       Equity in subsidiaries' losses                          --         4,008            --        (4,008)           --
                                                         --------      --------      --------      --------      --------
              Total operating expenses                     58,554         4,033            55        (4,008)       58,634
                                                         --------      --------      --------      --------      --------

Operating Income (Loss)                                      (501)       (4,033)          (52)        4,008          (578)
                                                         --------      --------      --------      --------      --------

Reorganization Expenses                                      (600)           --            --            --          (600)

Other Income (Expenses):
       Interest expense, net of capitalized interest       (2,930)           --            --            --        (2,930)
       Interest and other income                               75            --            --            --            75
                                                         --------      --------      --------      --------      --------
              Total other income (expenses)                (2,855)           --            --            --        (2,855)
                                                         --------      --------      --------      --------      --------

Net Income (Loss)                                        $ (3,956)     $ (4,033)     $    (52)     $  4,008      $ (4,033)
                                                         ========      ========      ========      ========      ========

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     For the Six Months Ended June 30, 2002
                                   (Unaudited)
                                 (In thousands)

                                                            JAZZ             JCC
                                                           CASINO          HOLDING     GUARANTOR                   CONSOLIDATED
                                                           COMPANY         COMPANY   SUBSIDIARIES    ELIMINATIONS     TOTAL
                                                           -------         -------   ------------    ------------   ------------
Revenues:
                 Casino                                   $ 138,291      $      --      $      --      $      --      $ 138,291
                 Food and beverage                           12,497             --             --             --         12,497
                 Retail, parking and other                    6,070             --             --             --          6,070
                 Less - casino promotional allowances       (18,133)            --             --             --        (18,133)
                                                          ---------      ---------      ---------      ---------      ---------
                    Total net revenues                      138,725             --             --             --        138,725
                                                          ---------      ---------      ---------      ---------      ---------

Operating Expenses:
                 Direct:
                    Casino                                   66,674             --             --             --         66,674
                    Food and beverage                         8,076             --             --             --          8,076
                    Retail, parking and other                 2,816             --             --             --          2,816
                 General and administrative                  41,744            207            964             --         42,915
                 Depreciation and amortization                6,113             --              2             --          6,115
                 Provision for asset impairment                  --             --          2,689             --          2,689
                 Equity in subsidiaries' income                  --         (5,548)            --          5,548             --
                                                          ---------      ---------      ---------      ---------      ---------
                    Total operating expenses                125,423         (5,341)         3,655          5,548        129,285
                                                          ---------      ---------      ---------      ---------      ---------

Operating Income (Loss)                                      13,302          5,341         (3,655)        (5,548)         9,440
                                                          ---------      ---------      ---------      ---------      ---------

Other Income (Expenses):
                 Interest expense, net of capitalized        (4,320)            --             --             --         (4,320)
                 interest
                 Interest and other income                      169              1             51             --            221
                                                          ---------      ---------      ---------      ---------      ---------
                    Total other income (expenses)            (4,151)             1             51             --         (4,099)
                                                          ---------      ---------      ---------      ---------      ---------

                                                          ---------      ---------      ---------      ---------      ---------
Net Income (Loss)                                         $   9,151      $   5,342      $  (3,604)     $  (5,548)     $   5,341
                                                          =========      =========      =========      =========      =========

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     For the Six Months Ended June 30, 2001
                                   (Unaudited)
                        (In thousands, except share data)

                                                     JAZZ          JCC
                                                     CASINO      HOLDING        GUARANTOR                    CONSOLIDATED
                                                    COMPANY      COMPANY       SUBSIDIARIES    ELIMINATIONS      TOTAL
                                                    -------      -------       ------------    ------------   -----------
Revenues:
   Casino                                         $ 121,455      $      --      $      --      $      --      $ 121,455
   Food and beverage                                 10,361             --             --             --         10,361
   Retail, parking and other                          5,593             --              5             --          5,598
   Less: casino promotional                         (20,346)            --             --             --        (20,346)
      allowances
                                                  ---------      ---------      ---------      ---------      ---------
            Total net revenues                      117,063             --              5             --        117,068
                                                  ---------      ---------      ---------      ---------      ---------

Operating Expenses:
   Direct
      Casino                                         79,839             --             --             --         79,839
      Food and beverage                               7,668             --             --             --          7,668
      Retail, parking and other                       2,127             --             --             --          2,127
   General and administrative                        39,774             75            106             --         39,955
   Depreciation and amortization                      5,651             --              2             --          5,653
   Equity in subsidiaries' losses                        --        (91,035)            --         91,035             --

                                                  ---------      ---------      ---------      ---------      ---------
            Total operating expenses                135,059        (90,960)           108         91,035        135,242
                                                  ---------      ---------      ---------      ---------      ---------

Operating Income (Loss)                             (17,996)        90,960           (103)       (91,035)       (18,174)
                                                  ---------      ---------      ---------      ---------      ---------

Reorganization Expenses                            (101,029)            --             --             --       (101,029)

Other Income (Expenses):
   Interest expense, net of                          (3,551)            --             --             --         (3,551)
      capitalized interest
   Interest and other income                            266             --             --             --            266
                                                  ---------      ---------      ---------      ---------      ---------
            Total other income (expenses)            (3,285)            --             --             --         (3,285)
                                                  ---------      ---------      ---------      ---------      ---------

Income (Loss) Before Extraordinary Items:          (122,310)        90,960           (103)       (91,035)      (122,488)


   Extraordinary gain on early extinguishment       213,448             --             --             --        213,448


                                                  ---------      ---------      ---------      ---------      ---------
Net Income (Loss)                                 $  91,138      $  90,960      $    (103)     $ (91,035)     $  90,960
                                                  =========      =========      =========      =========      =========

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                     For the Six Months Ended June 30, 2002
                                   (Unaudited)
                                 (In thousands)

                                                                      JAZZ          JCC
                                                                     CASINO       HOLDING   GUARANTOR                  CONSOLIDATED
                                                                     COMPANY      COMPANY  SUBSIDIARIES  ELIMINATIONS      TOTAL
                                                                     -------      -------  ------------  ------------  -----------
Cash Flows From Operating Activities:
   Net income (loss)                                                 $  9,151    $  5,342    $ (3,604)   $ (5,548)      $  5,341
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
      Depreciation and amortization                                     6,113          --           2          --          6,115
      Amortization of note discount                                     1,246          --          --          --          1,246
      Deferred rent                                                       (24)         --          --          --            (24)
      Provision for bad debts                                           1,003          --          --          --          1,003
      Provision for asset impairment                                       --          --       2,689          --          2,689
      Amortization of unearned compensation                                --         245          --          --            245
      Equity in Subsidiary income                                          --      (5,548)         --       5,548             --
      Changes in operating assets and liabilities:
         Accounts receivable                                             (934)         --          --          --           (934)
         Inventories                                                      105          --          --          --            105
         Prepaids and other assets                                     (2,064)         --         (64)         --         (2,128)
         Intercompany receivable/payable                                 (771)         49         723          (1)            --
         Accounts payable - trade                                      (1,197)         --          --          --         (1,197)
         Accrued interest                                               2,285          --          --          --          2,285
         Accrued expenses                                              (2,479)        (87)         (1)         --         (2,567)
         Preconfirmation contingencies                                    (13)         --          --          --            (13)
         Due to affiliates                                              2,229          --          --          --          2,229
         Other current liabilities                                        899          --          --          --            899
                                                                     --------    --------    --------    --------       --------
            Net cash flows provided by (used in) operating activities  15,549           1        (255)         (1)        15,294
                                                                     --------    --------    --------    --------       --------

Cash Flows From Investing Activities:
   Capital expenditures                                                (1,085)         --          --          --        (1,085)
                                                                     --------    --------    --------    --------        --------
            Net cash flows used in investing activities                (1,085)         --          --          --         (1,085)
                                                                     --------    --------    --------    --------       --------

Cash Flows From Financing Activities                                       --          --          --          --             --
                                                                     --------    --------    --------    --------       --------

Net increase (decrease) in cash and cash                               14,464           1        (255)         (1)        14,209
equivalents

Cash and cash equivalents, beginning of period                         36,016          13       5,673          --         41,702

Cash and cash equivalents, end of period                             $ 50,480    $     14    $  5,418    $     (1)      $ 55,911
                                                                     ========    ========    ========    ========       ========

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                     For the Six Months Ended June 30, 2001
                                   (Unaudited)
                                 (In thousands)

                                                                     JAZZ          JCC
                                                                     CASINO      HOLDING      GUARANTOR                CONSOLIDATED
                                                                     COMPANY     COMPANY    SUBSIDIARIES  ELIMINATIONS    TOTAL
                                                                     -------     -------    ------------  ------------  -----------
Cash Flows From Operating Activities:
   Net income (loss)                                                 $  91,138    $  90,960    $    (103)   $ (91,035)   $  90,960
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                      5,651           --            2           --        5,653
      Amortization of note discount                                     90,884           --           --           --       90,884
      Extraordinary gain on early extinguishment of debt              (213,448)          --           --           --     (213,448)
      Deferred rent                                                        292           --           --           --          292
      Provision for bad debts                                            1,057           --           --           --        1,057
      Equity in Subsidiary losses                                           --      (91,035)          --       91,035           --
   Changes in operating assets and liabilities:
      Accounts receivable                                                1,787           --            1           --        1,788
      Inventories                                                           36           --           --           --           36
      Prepaids and other assets                                            287           --         (103)          --          184
      Intercompany receivable/payable                                     (309)          90          219           --           --
      Accounts payable - trade                                           1,123           --           --           --        1,123
      Accrued interest                                                      --           --           --           --           --
      Accrued expenses                                                   2,976          (16)          --           --        2,960
      Preconfirmation contingencies                                        (21)          --           --           --          (21)
      Due to affiliates                                                 12,918           --           --           --       12,918
      Other current liabilities                                           (325)          --           --           --         (325)
   Payment of liabilities subject to compromise due to
      reorganization activities:
      Reorganization costs, excluding amortization of note
         discount of $90,314                                            10,715           --           --           --       10,715

      Payment of reorganization costs                                   (8,926)          --           --           --       (8,926)
                                                                     ---------    ---------    ---------    ---------    ---------
         Net cash flows provided by (used in) operating activities      (4,165)          (1)          16           --       (4,150)
                                                                     ---------    ---------    ---------    ---------    ---------
Cash Flows From Investing Activities:
      Capital expenditures                                                (630)          --          (13)          --         (643)
      Increase in deferred charges and other assets                       (266)          --            2           --         (264)
                                                                     ---------    ---------    ---------    ---------    ---------
         Net cash flows used in investing activities                      (896)          --          (11)          --         (907)
                                                                     ---------    ---------    ---------    ---------    ---------
Cash Flows From Financing Activities:
      Net borrowings (repayments) of short-term
         borrowings - affiliate                                             --           --           --           --           --
      Net proceeds / (repayments) of notes
         payable - affiliate                                             5,745           --           --           --        5,745
                                                                     ---------    ---------    ---------    ---------    ---------
         Net cash flows provided by financing activities                 5,745           --           --           --        5,745
                                                                     ---------    ---------    ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents                       684           (1)           5           --          688

Cash and cash equivalents, beginning of period                          26,602           14           10           --       26,626
                                                                     ---------    ---------    ---------    ---------    ---------
Cash and cash equivalents, end of period                             $  27,286    $      13    $      15    $      --    $  27,314
                                                                     =========    =========    =========    =========    =========


NOTE 9.  SUBSEQUENT EVENT

         On July 30, 2002, we entered into a merger agreement with Harrah's Entertainment, under which a Harrah's affiliate will acquire the remaining shares of our common stock that Harrah's does not already own. Harrah's currently holds about 63 percent of our outstanding common stock. Under terms of the merger agreement, which was unanimously approved by our full board of directors, Harrah's has agreed to pay $10.54 per share for the remaining JCC stock. Harrah's also agreed to assume or retire all of our outstanding debt. It is anticipated that litigation between Harrah's and JCC will be dismissed in connection with closing of the transaction. Also, under the terms of the merger agreement, certain officers of JCC agreed to enter into separation agreements with JCC which could result in changes to the number and terms of certain outstanding options previously issued as compensation. The Merger is subject to the approval of our shareholders, as well as gaming regulatory approvals and other customary conditions, and is expected to be completed during the fourth quarter of 2002. In connection with the proposed Merger, we expect to file a proxy statement with the Securities and Exchange Commission. The proxy statement will be sent to holders of JCC Holding Company stock and will contain important information about JCC Holding Company, Harrah's Entertainment and its applicable affiliates and the proposed Merger, risks relating to the Merger, and related matters. We urge all of our stockholders to read the proxy statement when it becomes available.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion and analysis of our financial position and operating results for our consolidated subsidiaries for the three and six months ended June 30, 2002 and 2001, updates, and should be read in conjunction with, Management's Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

         Our plan of reorganization, which was approved by the Bankruptcy Court on March 19, 2001, and was consummated on March 29, 2001 (the "Effective Date"), resulted in, among other things, elimination of our then existing common stock and debt securities and the issuance of new equity and debt securities to certain creditors including Harrah's Entertainment. The consequences of this bankruptcy proceeding were reflected in the financial statements as of the Effective Date. The cancellation of non-affiliate debt and related accrued interest resulted in an extraordinary gain as of the effective date of our plan of reorganization. In addition, the cancellation of affiliate debt and other obligations resulted in an increase to additional paid in capital as of the effective date.

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

         Harrah's Entertainment received 49 percent of our equity on the Effective Date in exchange for its claims. Then on May 17, 2002, Harrah's Entertainment purchased an additional 2,000 shares of our common stock in an open market transaction, and on June 7, 2002, Harrah's Entertainment announced that it had purchased the shares previously issued to holders of claims under tranche B-1 of the bank credit facilities, bringing its total holdings to 7,805,306 shares (63%) of our common stock. On July 30, 2002, we entered into a merger agreement with Harrah's Entertainment, under which a Harrah's affiliate will acquire the remaining shares of our common stock that Harrah's does not already own (the

"Merger"). Under terms of the merger agreement, which was unanimously approved by our full board of directors, Harrah's has agreed to pay $10.54 per share for the remaining JCC Holding Company stock. Harrah's also agreed to assume or retire all of our outstanding debt. The acquisition is subject to the approval of our shareholders, as well as gaming regulatory approvals and other customary conditions, and is expected to be completed during the fourth quarter of 2002. It is anticipated that the existing litigation between Harrah's and JCC will be dismissed in connection with closing of the transaction (see PART II, ITEM 1).

RESULTS OF OPERATIONS

         TOTAL NET REVENUES. For the three months ended June 30, 2002, net revenues increased $10.0 million (or 17.3%), while net revenues for the six months ended June 30, 2002 increased by $21.7 million (or 18.5%) as compared to the same period in the previous year. The following table reflects the changes in revenues by category:

                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                           JUNE 30, 2002            JUNE 30, 2002
                                         INCREASE/(DECREASE)      INCREASE/(DECREASE)
                                        ---------------------    --------------------
(in thousands)                              $           %            $            %
                                         --------      ----       --------      ----
Revenues:
   Casino                                $  7,944      13.2%      $ 16,836      13.9%
   Food and beverage                        1,219      23.9%         2,136      20.6%
   Retail, parking and other                  187       6.6%           472       8.4%
   Less - casino promotional allowances      (673)     (6.7%)       (2,213)     (10.9%)
                                         --------                 --------
      Total Net Revenues                 $ 10,023      17.3%      $ 21,657      18.5%
                                         ========                 ========

         Casino revenue increased during the three and six months ended June 30, 2002 by 13.2% and 13.9% respectively. Casino revenues increased during the three months ended June 30, 2002 as a result of marketing efforts focused on building volume, primarily through promotional events and slot offerings geared to a broader audience. We also experienced increased traffic volume during the first three months of 2002, primarily the result of Super Bowl fans, coupled with larger crowds this year for Sugar Bowl and Mardi Gras.

         Food and beverage revenue increased during the three and six months ended June 30, 2002 primarily due to increased complimentary revenue. Complimentary revenue increased in the first six months of 2002 because of increased customer traffic and a heavier focus on internal, rather than external, complimentaries. Retail, parking, and other revenue also increased during the three and six months ended June 30, 2002 primarily due to increased parking revenues as a result of a change in complimentary parking policies, which were effective as of March 1, 2002. Promotional allowances decreased for the three and six months ending June 30, 2002 due to a significant decrease in "cash back" and free coin offers.

         OPERATING EXPENSES. For the three and six months ended June 30, 2002, operating expenses increased by $4.9 million (or 8.4%) and decreased by $6 million (or 4.4%), respectively, resulting in operating income of $4.5 million and $9.4 million, respectively. The following table reflects the changes in operating expenses by category:

                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                           JUNE 30, 2002            JUNE 30, 2002
                                         INCREASE/(DECREASE)     INCREASE/(DECREASE)
                                        ---------------------    --------------------
(in thousands)                              $           %            $            %
                                         --------      ----       --------      ----
Revenues:
Operating Expenses:
   Direct:
      Casino                             $    672        2.1%     ($13,165)     (16.5%)
      Food and beverage                       206        5.4%          408        5.3%
      Retail, parking and other               438       50.3%          689       32.4%
General and administrative                  3,665       19.2%        2,960        7.4%
Depreciation and amortization                 (50)      (1.6%)         462        8.2%
Provision for asset impairment                 --        0.0%        2,689      100.0%
                                         --------                 --------
Total operating expenses                 $  4,931        8.4%     $ (5,957)      (4.4%)
                                         ========                 ========




         Payments to the Louisiana Gaming Control Board ("LGCB") were $20 million and $32.4 million for the three and six months ended June 30, 2002, respectively, as compared to $12.5 million and $37.4 million for the same periods in 2001. The overall $5.0 million decrease in payments during the six months ended June 30, 2002, was attributable to the decrease negotiated with the State in connection with our 2001 plan of reorganization. The remaining decrease in casino operating expenses for the six months ended June 30, 2002 was primarily due to reduced costs of external complimentaries, lower labor costs related to operational efficiencies achieved through improved staffing and scheduling practices and reduced costs related to various broad-based marketing programs and promotions. There was a $2.5 million increase in payments to the LGCB for the three months ended June 30, 2002, as compared to the same period for 2001, due to the change in the minimum annual amount from $50 million in 2001 to $60 million in 2002. This more than offsets the decrease in other casino operating expenses for that period.

         While food and beverage expenses increased in total year over year primarily due to increased volume resulting from the larger crowds in 2002, they have decreased as a percentage of food and beverage revenue due to increased buffet pricing. Retail, parking and other expenses primarily increased in the first six months of 2002 due to the casino's new parking validation policy. Because the casino now gives complimentary parking for players, an expense related to these complimentaries is now being recognized.

         General and administrative expenses increased for the three and six months ended June 30, 2002 as a result of legal fees related to the litigation described in Part II, Item 1. This increase more than offset the decrease due to negotiated price reductions related to various administrative services provided by Harrah's Entertainment and a decrease in utility and entertainment costs. Depreciation expense remained relatively constant from the second three months of 2002 compared to the second three months of 2001. The increase in depreciation expense for the six months ended June 30, 2002 is due to capital expenditures incurred in April of 2001 for new slot machines. As these assets were not acquired until April of 2001, depreciation expense during the first quarter of 2001 was less than the first quarter of 2002.

         PROVISION FOR ASSET IMPAIRMENT. On April 23, 2002, Fulton Development entered into an agreement to sell the Fulton Street Property to a hotel developer for $6.5 million. The agreement was subject to a ninety-day due diligence period and was conditioned upon, among other things, the ability of the purchaser to construct a hotel on the site. Fulton Development cancelled the agreement on June 27,

2002 due to certain terms and conditions of the sale agreement not being met. During the first quarter of 2002 in connection with this conditional sale, we recorded a provision for asset impairment of $2.7 million to reduce the book value of the Fulton Street Property to its estimated fair value less cost of sale.

         REORGANIZATION ITEMS. During the six months ended June 30, 2001, we incurred reorganization expenses of $101 million. These expenses include a $90.3 million charge to reflect the write off of the unamortized balance of the discount of the senior subordinated notes, which were cancelled as a result of our plan of reorganization to record the amount of the allowed claim. The remaining expenses consisted primarily of consulting and legal fees, and costs associated with retention bonuses.

         OTHER INCOME (EXPENSE). For the three months ended June 30, 2002 and 2001, we incurred interest charges of $2.2 million and $2.9 million, respectively. The $700,000 decrease is the result of decreased borrowings under our revolving credit agreement in 2002 coupled with lower interest rates on our $124.5 million Senior Notes due 2008 (the "Senior Notes"). However, for the six months ended June 30, 2002, interest charges of $4.3 million exceeded interest charges for the six months ended June 30, 2001 of $3.6 million by approximately $700,000. The reason for the year over year increase is that during the first three months of 2001, we incurred interest for only five days on our long term debt and other obligations as a result of our voluntary bankruptcy petition. Subsequent to March 29, 2001, interest charges were incurred related to our $35 million revolving credit facility and our $124.5 million Senior Notes.

         For the six months ended June 30, 2002 and 2001, we generated interest income of $221,000 and $266,000, respectively, attributable primarily to overnight repurchase investments of balances in our operating and capital reserve accounts, as well as short-term commercial paper investments made with available funds during the six months ended June 30, 2002.

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

         WORKING CAPITAL FOR OPERATIONS. During the six months ended June 30, 2002, net cash flow provided by operations was $15.3 million. During the six months ended June 30, 2001, net cash flow used in operations was $4.2 million. The improvement in cash flow provided by operating activities as compared to the same period last year is due to improved operating results coupled with the reduction in the minimum annual payment to the Louisiana Gaming Control Board. During 2002, cash from operations was used to fund capital expenditures totaling $1.1 million, resulting in an increase in cash at June 30, 2002 of $14.2 million. As of June 30, 2002, there were no outstanding borrowings under our $35 million revolving line of credit.

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

         Under the HET/JCC agreement in effect prior to the bankruptcy, advances by Harrah's Entertainment and Harrah's Operating Company under the minimum payment guaranty constituted a demand obligation and were secured by first priority liens on our assets. During various periods in 2000 and 2001, under the terms of the minimum payment guaranty, HOCI began making the minimum daily payments of approximately $274,000 due to the Louisiana Gaming Control Board under our casino operating contract in order to provide us with necessary working capital. As of March 29, 2001, Harrah's Entertainment and Harrah's Operating Company had advanced $51.8 million to the Louisiana Gaming Control Board on our behalf under the minimum payment guaranty. Interest accumulated on these advances in accordance with the terms of the agreement and as of March 29, 2001, the outstanding balance was $53.8 million including principal and interest.

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

         Our Senior Notes provide for quarterly interest payments at a rate equal to LIBOR plus 2.75% annually. During the first year commencing April 1, 2001, 50% of the interest payments on the notes may be paid in kind at the borrower's option. As of August 9, 2002, we have paid $5.3 million in cash interest on these notes and paid $3.8 million in interest in kind by issuing additional new term notes. Our new revolving credit agreement requires that we pay 50% of the interest payments during the first year in kind. Principal payments on these notes are to be made semi-annually on November 15 and May 15 of each year commencing November 2002. Until May 2005, the payments are calculated at 50% of semi annual free cash flow, as defined in the Indenture governing our Senior Notes. Commencing September 30, 2005, principal payments of $1.5 million per quarter are due, with one final payment of all amounts due at March 31, 2008.

         Our revolving credit agreement is provided by Harrah's Entertainment and its affiliates and provides an available line of credit of up to $35 million, with a letter of credit sublimit of $10 million. Interest is payable at LIBOR plus 3%. The facility matures on March 30, 2006, subject to extension until March 30, 2007 at the borrower's option. The revolver will be used to fund our operating needs that are not fulfilled by cash flows from operations of our casino. As of August 9, 2002, there were no outstanding borrowings and $700,000 in outstanding letters of credit issued under this revolving credit facility.

         Under the terms of the proposed merger agreement, Harrah's has agreed to assume or retire all of our debt.

         In addition to the capital and debt changes to our structure outlined above, some material reductions to our operating expense structure came about as a result of the implementation of our plan of reorganization, as discussed below.

         The gaming payments to the Louisiana Gaming Control Board required by our casino operating contract were reduced to the greater of 21.5% of gross gaming revenue or (i) $50 million in the first year ended March 31, 2002; or
(ii) $60 million each fiscal year thereafter. In addition, we must pay an override on gross gaming revenues equal to (i) 1.5% of gross gaming revenues in excess of $500 million, up to $700 million, (ii) 3.5% for gross gaming revenues in excess of $700 million, up to $800 million, (iii) 5.5% for gross gaming revenues in excess of $800 million, up to $900 million, and (iv) 7.5% for gross gaming revenues in excess of $900 million. The casino operating contract requires a rolling three year guaranty of this amount, with an initial four year unconditional guaranty. In connection with our plan of reorganization, we entered into the HET/JCC Agreement, pursuant to which Harrah's Entertainment has agreed to provide the initial four year unconditional guaranty of the required minimum payment to the State of Louisiana through March 31, 2005. Harrah's Entertainment receives an annual fee from Jazz Casino in exchange for providing this guaranty. The obligations under this guaranty are secured by, among other things, a first lien on substantially all of our assets.

         Our Casino Operating contract requires us to find a guarantor by March 31, 2003 to provide the guaranty for the period April 1, 2005 through March 31, 2006. Harrah's Entertainment is under no obligation to provide the additional guaranty under its current agreement. Failure to obtain this guaranty is a "termination event" leading to the automatic termination of the casino operating contract. In addition, an automatic termination of our Casino Operating contract is an event of default under our ground lease with the City of New Orleans, the Indenture governing our Senior Notes and our revolving credit facility. Efforts to find a suitable guarantor have not begun pending the anticipated Merger.

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

          o The City has agreed to a reduction in the number of parking spaces required to be dedicated to casino use. As a result up to 275 spaces may be rented by Jazz Casino to third parties under parking contracts, which will provide additional revenue to us; and

          o Mutual waivers of any defaults that any parties can allege up to the effective date of the amendments and a requirement of the dismissal of all legal proceedings filed by any parties as a result of the $5 million reduction issue.

         On January 28, 2002, the Mayor of New Orleans signed the ordinance effecting the above changes and on February 7, 2002, the lease amendment was signed by all parties. The parking changes resulted from subsequent action by the City Planning Commission and the City Council.

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

         Under the terms of the proposed merger agreement, Harrah's has agreed to assume or retire all of our outstanding debt. However, notwithstanding the merger, we currently expect payments on our short-term obligations to be made from cash flows from operations. Barring unforeseen extenuating circumstances that would materially and adversely affect our financial condition, or the failure to obtain a replacement guarantor under our casino operating contract in the event the Merger does not close, we should have sufficient liquidity to meet our long-term obligations.

         EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION. Earnings before interest, taxes, depreciation, and amortization ("EBITDA"), for the three months ended June 30, 2002 was $7.7 million as compared to $2 million in the three months ended June 30, 2001. The improvement in EBITDA is related primarily to increased revenues and improved operating results.

         EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating, investing and financing activities, which are determined in accordance with accounting principles generally accepted in the United States of America, and it is included herein to provide additional information with respect to our ability to meet our future debt service, capital expenditure and working capital requirements. Although EBITDA is not necessarily a measure of our ability to fund our cash needs, management believes that EBITDA is a useful tool for measuring our ability to service our debt. Our definition of EBITDA may not be the same as that of similarly captioned measures used by other companies.

         Under our amended management agreement, there are performance targets that the manager must meet for each twelve-month period ended March 31, beginning with the twelve months ended March 31, 2002. Under the terms of the amended management agreement, failure to meet these targets, unless such failure is the result of a force majeure as defined in the management agreement, could result in termination of the agreement. The targets, which have been previously established for the first three fiscal periods, are based on a calculation of earnings before interest, income taxes, depreciation, amortization and management fees, adjusted for certain corporate overhead costs ("Adjusted EBITDAM"). For the twelve months ended March 31, 2003, the target Adjusted EBITDAM is 84% of $127.4 million, or $107 million. Actual results for the three-month period ended June 30, 2002, produced $36.9 million in Adjusted EBITDAM.

         CAPITAL EXPENDITURES. Pursuant to our amended and restated ground lease with the Rivergate Development Corporation and City of New Orleans, our management agreement with our manager and our casino operating contract, we established a capital replacement fund to fund the capital expenditures necessary to operate the casino. We were contractually required to fund monthly payments into the capital replacement fund in an aggregate amount equal to $3 million for the first 12 months following the casino's opening, $4 million for the second 12 months following the casino's opening, $5 million for the third 12 months following the casino's opening, and 2% of the gross revenues of the casino for each fiscal year thereafter. As of June 30, 2002, we had deposited $9.9 million into the interest-bearing capital reserve account and expended approximately $5.7 million. Funds in this account are restricted for uses in accordance with the terms of the ground lease.

         As a result of our plan of reorganization, we are now free to expand our seated buffet facilities from 250 to 400 seats and develop a restaurant with seating for 150 people. We have not yet determined how much capital will be required to expand our dining facilities, but we are in the process of finalizing plans and budgets for this expansion. We expect the buffet expansion to begin in 2002. The funds for such expansion and development will need to be obtained from cash flow from operations or external financing in the event the Merger does not close.

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

         We have spent approximately $2.4 million through June 30, 2002 towards developing a master plan for the build out and leasing of the second floor of the casino for non-gaming uses and for construction-related work that needed to take place on the second floor of the casino prior to opening the casino in order to prevent disruption to the casino's gaming operations. We presented a preliminary master plan governing the use of the second floor of the casino to the City of New Orleans on February 22, 2000. We intend to revise the master plan to include restaurant facilities now that the restrictions against us providing such facilities have been reduced as a result of our plan of reorganization, and are currently considering alternatives for financing the remainder of this development. Without additional financing, we will be unable to build-out and develop the second floor of the casino. Other than the proceeds from the sale of land, we have not obtained sufficient financing to fund these developments, and cannot assure that we will ever be able to do so.

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

         We also own the city block of historical buildings across the street from the casino and its garages (the "Fulton Street Property.") On April 23, 2002, Fulton Development entered into an agreement to sell the Fulton Street Property to a hotel developer for $6.5 million. The agreement was subject to a ninety-day due diligence period and was conditioned upon, among other things, the ability of the purchaser to construct a hotel on the site. On June 27, 2002, Fulton Development cancelled the sale agreement due to certain terms and conditions of the sale contract not being satisfied. During the first quarter of 2002, we recorded a provision for asset impairment of $2.7 million to reduce the book value of the Fulton Street Property to its estimated net realizable value. We plan to use the proceeds from any sale of this property for development needs on the second floor, subject to any limitations imposed by our financing documents.

         Funds from these two sales, however, would not be sufficient to complete development of the second floor.

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

         RECENTLY ISSUED PRONOUNCEMENTS. The Financial Accounting Standards Board ("FASB") has recently issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations", SFAS No. 142 "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interests method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. We adopted these standards effective January 1, 2002, which resulted in no significant impact on our financial statements.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which eliminates the treatment of an extinguishment of debt as extraordinary unless the extinguishment meets the requirement of an extraordinary item outlined in APB 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 145 also requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for under the sale-leaseback provisions of FASB Statement No. 98, "Accounting for Leases:
Sale-Leaseback Transactions Involving Real Estate; Sales-Type Leases of Real Estate; Definition of the Lease Term; Initial Direct Costs of Direct Financing Leases", or paragraphs 2 and 3 of FASB Statement No. 28, "Accounting for Sales with Leasebacks, as applicable." Upon adoption, any gain or loss on extinguishment of debt previously classified as extraordinary that does not meet the requirements of APB 30 should be reclassified. SFAS 145 is effective for fiscal years beginning after May 15, 2002. Management does not believe the impact of any required changes on our financial statements will be material.

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

         We have a significant amount of indebtedness, which accrues interest at variable rates. As of June 30, 2002, the aggregate amount of our outstanding indebtedness was $128.4 million. The interest rate of our variable rate indebtedness will fluctuate with changes in the LIBOR rate applicable under our credit facility. A change in LIBOR under our credit facility will affect the interest rate at which indebtedness outstanding under the credit facility accrues. As a result, a significant increase in LIBOR could materially and adversely affect our financial position and results of operations. For example, a 50 basis point movement in interest rates would result in an approximate $642,000 annualized increase or decrease in interest expense based on the outstanding balance of our variable rate indebtedness as of June 30, 2002.

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

         On March 15, 2002, Harrah's Entertainment, Inc. ("Harrah's Entertainment") and Harrah's Operating Company, Inc. ("HOCI," collectively "Harrah's") filed a complaint in the Court of Chancery of the State of Delaware seeking declaratory and injunctive relief regarding the interpretation of the Second Amended and Restated Certificate of Incorporation (the "Charter") and the Third Amended and Restated Bylaws of the Company (the "Bylaws"). Although the complaint sought an award of attorneys' fees and expenses, it did not seek damages against the Company. The action sought to place Harrah's nominee, Dr. Charles C. Teamer, on the ballot for election to the board of directors in addition to Harrah's nominee, Mr. Philip Satre. Harrah's complaint, therefore, sought a declaration that its nomination of two directors for election at the 2002 annual meeting was valid under the Charter and Bylaws, and injunctive relief requiring the Company to recognize its nominations. On March 29, 2002, the Company answered the complaint and filed a counterclaim for declaratory relief seeking a declaration that the Company's Charter and Bylaws limited Harrah's nomination right to one candidate for election to the board at the 2002 and 2003 annual meetings. Harrah's filed its reply to counterclaim on April 5, 2002. The parties engaged in expedited discovery. Trial was held on May 21 and 22, 2002. Following trial, on May 31, 2002, the Court of Chancery issued a written opinion holding that the Charter and Bylaws should be construed in favor of Harrah's and that Harrah's was entitled to nominate two directors for election at the 2002 annual meeting. On June 10, 2002, the Court of Chancery issued a final order and judgment from which the Company perfected an appeal to the Delaware Supreme Court. The final order and judgment denied Harrah's application for an award of attorneys' fees and expenses. Harrah's elected not to pursue an appeal of the denial of its request for an award of attorneys' fees and expenses, and the time for any such appeal has passed. On June 11, 2002, the Company held its annual meeting of stockholders at which Dr. Teamer and Mr. Satre were elected to the board of directors. The parties have fully briefed the issues raised in the Company's appeal. At the parties' request, the Delaware Supreme Court postponed oral argument to permit the parties to engage in negotiations regarding the Merger. The parties believe that the closing of the Merger will moot the issues on appeal and, accordingly, anticipate dismissing the appeal in connection with the closing. In the unlikely event the Merger does not close, JCC anticipates it would request the scheduling of oral argument and for the Delaware Supreme Court to decide its appeal. Therefore, the ultimate outcome of this litigation and its possible effect on the Company is presently uncertain.

         On April 18, 2002, JCC Holding Company and Jazz Casino Company, L.L.C. filed suit against Harrah's New Orleans Management Company, Harrah's Operating Company, Harrah's Entertainment, Philip Satre, Bill Noble, and Anthony Sanfilippo in Civil District Court for the Parish of Orleans, State of Louisiana. Philip Satre is Chairman of the Board and Chief Executive Officer of Harrah's Entertainment, Chairman of the Board and Chief Executive Officer of Harrah's New Orleans Management Company, and was a director on our board at the time the suit was filed. Anthony Sanfilippo is President of Harrah's New Orleans Management Company and President of the Central Division of Harrah's Entertainment, and was a director on our board at the time the suit was filed. Our suit alleges that the Harrah's entities failed to adhere to the terms and provisions of the management agreement with respect to advertising, marketing and promoting our Casino, and that the Harrah's entities diverted business from our Casino, where Harrah's Entertainment then owned only a 49% interest, to other properties wholly owned by Harrah's Entertainment. We are seeking damages for violation of the management agreement and certain tortious conduct, as well as an injunction, as provided for under the management agreement, to prevent future diversion of business. It is anticipated that this lawsuit will be dismissed with prejudice upon the closing of the Merger. Therefore, the ultimate outcome of this litigation and its possible effect on the company is uncertain.

     On April 22, 2002, Harrah's Entertainment and HOCI filed a derivative action against Paul Debban, Preston Smart, Rudy Cerone, and Chris Lowden (the "Individual Defendants"), as well as JCC Holding Company as a nominal defendant, in the Court of Chancery of the State of Delaware In and For New Castle County. Messrs. Debban, Smart, and Lowden are currently directors on our board and Mr. Cerone was a director on our board at the time this suit was filed. All four individuals are unaffiliated with Harrah's Entertainment. Mr. Debban is also Chairman and President of JCC Holding Company. Mr. Smart is also Vice President of JCC Holding Company. Mr. Lowden is, and Mr. Cerone was at the time the suit was filed, a member of the compensation committee of our board of directors. The allegations include breach of fiduciary duty and self-dealing in connection with the compensation committee's deliberations and approval of the employment agreements, which included stock option grants, for Mr. Debban and Mr. Smart. The lawsuit seeks declaratory and injunctive relief in regard to the adoption and implementation of the employment agreements. The Individual Defendants have indicated for themselves and on behalf of JCC Holding Company denial of all the allegations as baseless and intend to vigorously defend the lawsuit. The Individual Defendants answered the complaint on June 11, 2002. No discovery has been taken in this matter, which remains pending in the Court of Chancery. The parties anticipate that this action will be dismissed in connection with the closing of the Merger. The ultimate outcome of this litigation and its possible impact on the Company is presently uncertain.

     On July 31, 2002, Michael Shapiro, who purports to be a stockholder of the Company, filed a putative class action complaint (the "Shapiro Action") in the Court of Chancery of the State of Delaware against Stephen H. Brammell, Gary W. Loveman, Paul Debban, Charles Teamer, Sr., Christopher Lowden, Preston Smart, Eddie N. Williams, JCC Holding Company, and Harrah's Entertainment, Inc. seeking to enjoin the Merger and seeking damages against the defendants. Also on July 31, 2002, Nechuma Cohen, who purports to be a stockholder of the Company, filed a putative class action complaint (the "Cohen Action") in the Court of Chancery of the State of Delaware against the same defendants named in the Shapiro Action seeking to enjoin the Merger and seeking damages against the defendants. Both the Shapiro and Cohen Actions attack the Merger asserting allegations of domination and control by Harrah's Entertainment and allege breaches of fiduciary duties to the corporation and its stockholders in connection with the Merger. We believe that we have strong legal and factual defenses against these claims, and intend to contest them vigorously. No assurances can be given as to the outcome of such lawsuits, and consequently, we cannot reasonably predict at this time whether the final outcome of these matters will materially and adversely affect our results of operations, cash flows, or financial condition.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our annual meeting of shareholders was held on June 11, 2002. The voting results were as follows:

Number of Shares Outstanding as of Record Date:  12,386,200
Number of Shares Present:  12,024,376
Percent of Shares Present:  97%

PROPOSAL 1
ELECTION OF DIRECTORS

                                         For              Withheld
                                         ---              --------
       Rudy J. Cerone                 4,211,703              9,367
       Philip Satre                  11,643,561            380,815
       Charles C. Teamer, Sr.         7,803,306                  0


Mr. Satre and Mr. Teamer were elected as directors. The terms of the following directors continued after the meeting:

Paul D. Debban
Chris Lowden
Anthony Sanfilippo
Preston Smart
Eddie Williams

PROPOSAL 2
RATIFICATION OF APPOINTMENT OF INDEPENDENT ACCOUNTANTS

         We included in our proxy statement for the 2002 annual meeting of shareholders, a proposal to ratify our board of directors' prior selection of Deloitte & Touche LLP ("Deloitte") as our independent public accountants for the year ending December 31, 2002. We subsequently dismissed Deloitte as our independent public accountants in order to assure the complete independence of our public accountants since our primary shareholder, Harrah's Entertainment had retained Deloitte as its independent public accountants. Our board of directors therefore revoked its request that shareholders ratify the prior selection of Deloitte as our independent public accountants.

ITEM 5.  OTHER INFORMATION

      During the course of the litigation in Delaware described in PART II, ITEM 1, it came to our attention that two of our current directors (one of which was Mr. Satre, who was also a nominee for re-election, as discussed in PART II, ITEM 4 above) were disqualified under our charter documents from serving as directors because of their status as officers of the manager. On June 6, 2002, JCC notified the two board members in question, namely Mr. Satre and Anthony Sanfilippo, advising them that their terms as directors were automatically terminated as required by JCC Holding Company's certificate of incorporation and requesting that suitable replacements for their positions be nominated. By letter dated June 7, 2002, Mr. Satre advised us that although he and Mr. Sanfilippo disagreed with our position with respect to the matter, each of them would resign from our board of directors. On June 17, 2002, Gary Loveman and Stephen Brammell were designated by Harrah's Entertainment to fill the seats previously held by Mr. Satre and Mr. Sanfilippo.

         On May 17, 2002, Harrah's Entertainment purchased an additional 2,000 shares of our common stock in an open market transaction, and on June 7, 2002, Harrah's Entertainment announced that it had purchased the shares previously issued to holders of claims under tranche B-1 of the bank credit facilities, bringing its total holdings to 7,805,306 shares (63%) of our common stock. On July 30, 2002, we entered into a merger agreement with Harrah's Entertainment, under which a Harrah's affiliate will acquire the remaining shares of our common stock. Under terms of the merger agreement, which was unanimously approved by our full board of directors, Harrah's has agreed to pay $10.54 per share for the remaining JCC stock. Harrah's also agreed to assume or retire all of our outstanding debt. It is anticipated that the existing litigation between Harrah's and JCC will be dismissed in connection with closing of the transaction. The Merger is subject to the approval of our shareholders, as well as gaming regulatory approvals and other customary conditions, and is expected to be completed during the fourth quarter of 2002 (see PART I, ITEM 2). In connection with the proposed Merger, we expect to file a proxy statement with the Securities and Exchange Commission. The proxy statement will be sent to holders of JCC Holding Company stock and will contain important information about JCC Holding Company, Harrah's Entertainment and its applicable affiliates and the proposed Merger, risks relating to the Merger, and related matters.
We urge all of our stockholders to read the proxy statement when it becomes available.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.

    2.1* Agreement and Plan of Merger By and Among Harrah's Operating Company, Inc., Satchmo Acquisition, Inc. and JCC Holding Company, Dated as of July 30, 2002

    3.1*       Fourth Amended and Restated Bylaws of JCC Holding Company

   10.1* Employment Agreement by and between JCC Holding Company and Paul D. Debban, for the term April 1, 2002 to March 31, 2003

   10.2* Employment Agreement by and between JCC Holding Company and Preston Smart, for the term April 1, 2002 to March 31, 2003

   10.3* Separation Agreement By and Among JCC Holding Company, Harrah's Operating Company, Inc., and Paul Debban, dated as of July 30, 2002

   10.4* Separation Agreement By and Among JCC Holding Company, Harrah's Operating Company, Inc., and Preston Smart, dated as of July 30, 2002

   99.1* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   99.2* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith


     (b)  Reports on Form 8-K.

          (1) On April 17, 2002, we filed a Current Report on Form 8-K pursuant to Item 5. Other Events concerning our press release dated April 16, 2002. The date of the earliest event reported was April 16, 2002.

          (2) On April 22, 2002, we filed a Current Report on Form 8-K pursuant to Item 9. Regulation FD Disclosure regarding disclosures made by an officer of Harrah's Entertainment. The date of the earliest event reported was April 18, 2002.

          (3)  On May 23, 2002 we filed a Current Report on Form 8-K pursuant to
               Item 4. Changes in Registrant's Certifying Accountant regarding the dismissal of Deloitte & Touche LLP as our independent public accountants. The date of the earliest event reported was May 17, 2002.

          (4)  On June 3, 2002 we filed a Current Report on Form 8-K pursuant to
               Item 5. Other Events concerning our press release dated May 31, 2002. The date of the earliest event reported was May 31, 2002.

          (5) On June 7, 2002 we filed a Current Report on Form 8-K pursuant to Item pursuant to Item 5. Other Events concerning our press release dated June 6, 2002. The date of the earliest event reported was June 6, 2002.

          (6) On June 17, 2002 we filed a Current Report on Form 8-K pursuant to Item 1. Change in Control of Registrant and 5. Other Events concerning our annual meeting. The date of the earliest event reported was June 7, 2002.

          (7) On June 19, 2002 we filed a Current Report on Form 8-K pursuant to Item 5. Other Events concerning our press release dated June 17, 2002. The date of the earliest event reported was June 17, 2002.

          (8) On July 31, 2002 we filed a Current Report on Form 8-K pursuant to Item 5. Other Events concerning our press release dated July 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      JCC HOLDING COMPANY


Date:    August 14, 2002          By:  /s/ Paul D. Debban
                                      -----------------------
                                      Paul D. Debban, President
                                      (Duly Authorized Officer)


Date:    August 14, 2002          By:  /s/ L. Camille Fowler
                                      -----------------------
                                      L. Camille Fowler, Vice President-Finance,
                                      Treasurer and Secretary
                                      (Principal Financial Officer and Principal
                                      Accounting Officer of the Registrant)

                                  EXHIBIT INDEX

     EXHIBIT
       NO.                                                     DESCRIPTION
     --------                                                  -----------

       2.1*         Agreement and Plan of Merger By and Among Harrah's Operating Company, Inc.,
                    Satchmo Acquisition, Inc. and JCC Holding Company, Dated as of July 30, 2002

       3.1*         Fourth Amended and Restated Bylaws of JCC Holding Company

      10.1*         Employment Agreement by and between JCC Holding Company and Paul D. Debban, for the term April
                    1, 2002 to March 31, 2003

      10.2*         Employment Agreement by and between JCC Holding Company and Preston Smart, for the term April 1,
                    2002 to March 31, 2003

      10.3*         Separation Agreement By and Among JCC Holding Company, Harrah's Operating Company, Inc., and
                    Paul Debban, dated as of July 30, 2002

      10.4*         Separation Agreement By and Among JCC Holding Company, Harrah's Operating Company, Inc., and
                    Preston Smart, dated as of July 30, 2002

      99.1*         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002

      99.2*         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002

*  Filed herewith