Form 10-Q
period 2002-09-30
JCC HOLDING CO
filed 2002-11-15
CIK 1021352

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended                       SEPTEMBER 30, 2002
                                                              ------------------

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ]No [ ]

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

         Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date.

         The number of shares of the registrant's common stock outstanding at November 8, 2002 was 12,388,050.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                               SEPTEMBER 30, 2002

                                      INDEX

                                                                                                PAGE
                                                                                               NUMBER
                                                                                               ------
SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS                                    3

PART I    FINANCIAL INFORMATION                                                                   3

          Item 1.   Financial Statements                                                          3

          Condensed Consolidated Balance Sheets as of
              September 30, 2002 (Unaudited) and December 31, 2001                                4

          Condensed Consolidated Statements of Operations for the
              Three and Nine Months Ended September, 2002 and 2001 (Unaudited)                    5

          Condensed Consolidated Statements of Cash Flows for the
              Nine Months Ended September 30, 2002 and 2001 (Unaudited)                           6

          Notes to Condensed Consolidated Financial Statements (Unaudited)                        7

          Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                28

          Item 3.   Quantitative and Qualitative Disclosures About Market Risk                   38

          Item 4.     Disclosure Controls                                                        38

PART II  OTHER INFORMATION                                                                       39

          Item 1.   Legal Proceedings                                                            39

          Item 2.   Changes in Securities and Use of Proceeds                                    41

          Item 3.   Defaults Upon Senior Securities                                              41

          Item 4.   Submission of Matters to a Vote of Security Holders                          41

          Item 5.   Other Information                                                            41

          Item 6.   Exhibits and Reports on Form 8-K                                             41

SIGNATURES                                                                                       42

CERTIFICATIONS                                                                                   43

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q includes forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including in particular the statements about (1) our pending potential merger transaction with an affiliate of Harrah's Entertainment, Inc.,
(2) our plans, objectives, expectations and prospects, (3) the development of non-gaming entertainment space on the second floor of the casino in New Orleans, Louisiana and plans for various adjacent properties and (4) the development and implementation of a plan for expanded buffet and dining facilities and other amenities for our patrons to the extent now permitted by applicable restrictions. In particular, such statements appear under the heading "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this document. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions identify forward-looking statements. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by such forward-looking statements are reasonable, such statements involve uncertainties and risks, and we cannot assure you that such plans, objectives, expectations and prospects will be achieved. Important factors that could cause actual results to differ materially from the results anticipated by the forward-looking statements include such matters as:

     o Potential delays in closing our pending merger transaction with an affiliate of Harrah's Entertainment, Inc. due to regulatory or other matters;

     o our ability to achieve sufficient revenues to meet our reduced but continuing obligations to the State of Louisiana, the City of New Orleans and our various other creditors, including, in particular, our minimum required annual payment to the State of Louisiana in the amount of the greater of (i) $60 million beginning April 1, 2002 and continuing for each casino operating contract fiscal year thereafter during the term of the casino operating contract or (ii) the sum of a sliding scale of gross gaming revenues that begins at 21.5% for gross gaming revenues up to $500 million and escalates to a high of 29% for revenues in excess of $900 million;

     o our ability to continue to compete successfully with riverboat gaming operations in our market area, which are permitted to remain dockside without the requirement of periodically traveling offshore, and with casinos on the Gulf Coast with onsite hotels; and

     o our ability to develop a sufficiently effective marketing plan to succeed in operating in a weakened national economy, a weakened convention and leisure travel market and an increasingly competitive local and regional gaming marketplace in which we also compete with other entertainment alternatives.

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           SEPTEMBER 30, 2002
                                                                               (UNAUDITED)       DECEMBER 31, 2001
                                                                           ------------------    -----------------
                            ASSETS
Current Assets:
      Cash and cash equivalents (includes restricted
       cash of $4,373 and $3,253, respectively)                            $           60,278    $          41,702
      Accounts receivable, net of allowance for doubtful
       accounts of  $4,611 and $4,022, respectively                                     3,279                3,414
      Inventories                                                                         509                  639
      Prepaids and other assets                                                         2,152                2,162
      Property available for sale                                                       6,500                   --
                                                                           ------------------    -----------------
           Total current assets                                                        72,718               47,917
                                                                           ------------------    -----------------
Property and Equipment:
      Buildings on leased land                                                        129,027              129,027
      Furniture, fixtures and equipment                                                31,712               28,406
      Property held for development                                                     1,519               10,708
      Leasehold improvements                                                              284                  284
      Construction in progress                                                             --                  309
                                                                           ------------------    -----------------
           Total                                                                      162,542              168,734
      Less - accumulated depreciation                                                 (42,689)             (35,253)
                                                                           ------------------    -----------------
           Net property and equipment                                                 119,853              133,481
                                                                           ------------------    -----------------
Other Assets:
      Deferred operating contract cost, net of accumulated
       amortization of $5,164 and $4,351, respectively                                 23,641               24,454
      Lease prepayment, net of accumulated
       amortization of $1,284 and $1,082, respectively                                  5,844                6,046
      Deferred charges and other, net of accumulated
       amortization of $2,901 and $2,320, respectively                                 10,635               11,225
                                                                           ------------------    -----------------
           Total other assets                                                          40,120               41,725
                                                                           ------------------    -----------------
           Total Assets                                                    $          232,691    $         223,123
                                                                           ==================    =================
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable - trade                                             $              811    $           2,196
      Accrued expenses                                                                 15,999               17,231
      Due to affiliates                                                                 7,132                4,591
      Preconfirmation contingencies                                                       879                  900
      Other                                                                             2,103                2,036
                                                                           ------------------    -----------------
           Total current liabilities                                                   26,924               26,954
                                                                           ------------------    -----------------
Long-term debt, net of discount (including debt to affiliates of $83,611
       and $43,824, respectively)                                                     108,333              105,676
Due to affiliates                                                                       2,050                2,050
Other long-term liabilities                                                               403                  428
Commitments and Contingencies
Stockholders' Equity:
      Common stock:
       Common stock (40,000 shares authorized; 12,388 shares
           issued and outstanding; par value $.01 per share)                              124                  124
      Additional paid-in capital                                                      413,401              413,150
      Accumulated deficit                                                            (318,544)            (325,259)
                                                                           ------------------    -----------------
           Total stockholders' equity                                                  94,981               88,015
                                                                           ------------------    -----------------
           Total Liabilities and Stockholders' Equity                      $          232,691    $         223,123
                                                                           ==================    =================

See Notes to Unaudited Condensed Consolidated Financial Statements.

                 JCC HOLDING COMPANY AND SUBSIDIARIES CONDENSED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                                            ----------------------------    ----------------------------
                                                                2002            2001            2002            2001
                                                            ------------    ------------    ------------    ------------
Revenues:
       Casino                                               $     66,150    $     60,816    $    204,441    $    182,271
       Food and beverage                                           6,847           5,819          19,344          16,180
       Retail, parking and other                                   3,209           2,708           9,279           8,306
       Less - casino promotional allowances                       (9,652)         (9,445)        (27,785)        (29,791)
                                                            ------------    ------------    ------------    ------------
            Total net revenues                                    66,554          59,898         205,279         176,966
                                                            ------------    ------------    ------------    ------------
Operating Expenses:
       Direct:
       Casino                                                     33,721          32,214         100,395         111,388
            Food and beverage                                      4,253           3,936          12,329          11,416
            Retail, parking and other                              1,454           1,360           4,270           4,484
            General and administrative                            20,063          18,598          62,978          58,409
            Depreciation and amortization                          3,037           3,169           9,152           8,822
            Provision for asset impairment                            --              --           2,689              --
                                                            ------------    ------------    ------------    ------------
            Total operating expenses                              62,528          59,277         191,813         194,519
                                                            ------------    ------------    ------------    ------------
Operating Income (Loss)                                            4,026             621          13,466         (17,553)
                                                            ------------    ------------    ------------    ------------
Reorganization Expenses                                               --              --              --        (101,029)
Other Income (Expense):
       Interest expense, net of capitalized interest              (2,166)         (2,632)         (6,486)         (6,183)
       Interest and other income                                     176             137             397             403
                                                            ------------    ------------    ------------    ------------
            Total other income (expense)                          (1,990)         (2,495)         (6,089)         (5,780)
                                                            ------------    ------------    ------------    ------------
Income Before Income Taxes                                         2,036          (1,874)          7,377        (124,362)
Provision for Income Taxes                                           662              --             662              --
                                                            ------------    ------------    ------------    ------------
Income (Loss) Before Extraordinary Item                            1,374          (1,874)          6,715        (124,362)
                                                            ------------    ------------    ------------    ------------
Extraordinary Gain on Early Extinguishment of Debt                    --              --              --         213,448
                                                            ------------    ------------    ------------    ------------
Net Income (Loss)                                           $      1,374    $     (1,874)   $      6,715    $     89,086
                                                            ============    ============    ============    ============

Basic Per Share Data:
       Income (Loss) Before Extraordinary Item              $       0.11    $      (0.15)   $       0.54    $     (10.04)
       Extraordinary Gain on Early Extinguishment of Debt             --              --              --           17.23
                                                            ------------    ------------    ------------    ------------
       Net Income (Loss)                                    $       0.11    $      (0.15)   $       0.54    $       7.19
                                                            ============    ============    ============    ============

Diluted Per Share Data:
       Income (Loss) Before Extraordinary Item              $       0.11    $      (0.15)   $       0.53    $     (10.04)
       Extraordinary Gain on Early Extinguishment of Debt             --              --              --           17.23
                                                            ------------    ------------    ------------    ------------
       Net Income (Loss)                                    $       0.11    $      (0.15)   $       0.53    $       7.19
                                                            ============    ============    ============    ============

       Weighted Average Shares Outstanding                    12,387,829      12,386,200      12,386,749      12,386,200
       Dilutive Effect of Stock Options                          534,518              --         276,902              --
                                                            ------------    ------------    ------------    ------------
       Weighted Average Common and Common
            Equivalent Shares Outstanding                     12,922,347      12,386,200      12,663,651      12,386,200
                                                            ============    ============    ============    ============

See Notes to Unaudited Condensed Consolidated Financial Statements.

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                             2002          2001
                                                                                          ----------    ----------
Cash Flows From Operating Activities:
   Net income                                                                             $    6,715    $   89,086
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                                            9,033         8,822
      Amortization of note discount                                                            1,905        91,431
      Deferred rent                                                                              (24)          288
      Provision for bad debts                                                                    845         1,901
      Provision for asset impairment                                                           2,689            --
      Amortization of unearned compensation                                                      245            --
      Extraordinary gain on early extinguishment of debt                                          --      (213,448)
      Changes in operating assets and liabilities:
       Accounts receivable                                                                      (710)        1,236
       Inventories                                                                               130            69
       Prepaids and other assets                                                                  10         1,789
       Accounts payable - trade                                                               (1,385)          584
       Accrued interest                                                                          751         2,066
       Accrued expenses                                                                       (1,232)        4,735
       Preconfirmation contingencies                                                             (21)          (38)
       Due to affiliates                                                                       2,541        13,911
       Other current liabilities                                                                  67          (193)
      Payment of liabilities subject to compromise due to reorganization activities:
       Reorganization costs, excluding amortization of note discount of $90,314 in 2001           --        10,715
       Payment of reorganization costs                                                            --        (9,824)
                                                                                          ----------    ----------
         Net cash flows provided by operating activities                                      21,559         3,130
                                                                                          ----------    ----------

Cash Flows From Investing Activities:
   Capital expenditures                                                                       (2,989)       (2,445)
   Change in deferred charges and other assets                                                    --          (371)
                                                                                          ----------    ----------
         Net cash flows used in investing activities                                          (2,989)       (2,816)
                                                                                          ----------    ----------

Cash Flows From Financing Activities:
   Proceeds from the exercise of stock options                                                     6            --
   Net proceeds from notes payable - affiliate                                                    --         5,745
                                                                                          ----------    ----------
         Net cash flows provided by financing activities                                           6         5,745
                                                                                          ----------    ----------
Net increase in cash and cash equivalents                                                     18,576         6,059
Cash and cash equivalents, beginning of period                                                41,702        26,626
                                                                                          ----------    ----------
Cash and cash equivalents, end of period                                                  $   60,278    $   32,685
                                                                                          ==========    ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                                            $    3,748    $    1,508
   Noncash investing and financing activities:
      Increase in long-term debt for payment-in-kind interest payments                    $      751    $    1,191
   Capitalized Interest                                                                           --    $        2

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

         We were in bankruptcy proceedings from January 4, 2001 until March 29, 2001, the effective date of consummation of our plan of reorganization. Accordingly, for a portion of the nine-month period ended September 30, 2001, we were debtors-in-possession.

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

         Our plan of reorganization, which was approved by the Bankruptcy Court on March 19, 2001 and was consummated on March 29, 2001, resulted in, among other things, elimination of our then existing common stock and debt securities and the issuance of new common stock and debt securities to certain creditors. The accounting consequences of our bankruptcy proceeding are reflected in the financial statements as of the effective date of our reorganization. The income statement during the first quarter of 2001 includes only five days of interest expense on our old long-term debt and other obligations, except for debtors-in-possession loans made during the bankruptcy proceeding upon which interest accrued through March 29, 2001, the effective date of our reorganization. The interest charges incurred contractually during the first quarter 2001, but not recorded as a result of our bankruptcy proceeding, totaled $15.6 million. The cancellation of non-affiliate debt and related accrued interest resulted in an extraordinary gain as of the effective date. During the first quarter of 2001, we recorded an extraordinary gain on the early extinguishment of our debt of $213.4 million. This gain arises from the discharge of $317.0 million of outstanding principal and interest due to non-affiliates under our senior subordinated notes with contingent payments due 2009, bank term loans, and convertible junior subordinated debentures, in exchange for new debt and equity securities with a fair value of $103.6 million. In addition, the cancellation of affiliate debt and other obligations resulted in an increase of $304.8 million to additional paid-in capital as of the effective date of our reorganization. We did not meet the requirements to utilize fresh start reporting. Therefore, in accordance with Statement of Position 90-7: "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," our liabilities compromised by the confirmed plan of reorganization have been stated at the present value of the amounts to be paid, reorganization expenses have been separately disclosed and the forgiveness of debt has been reported as an adjustment to additional paid-in capital and an extraordinary item in the condensed consolidated financial statements.

         Our plan of reorganization took into account the reduction of our annual minimum payment obligations to the Louisiana Gaming Control Board to the greater of 21.5% of gross gaming revenue or a minimum payment of $50 million commencing April 1, 2001, through March 31, 2002, and $60 million each fiscal year thereafter (see Note 6). Under the plan, Harrah's Entertainment, Inc. ("Harrah's Entertainment" or "HET") and Harrah's Operating Company, Inc. ("Harrah's Operating Company" or "HOCI") (collectively "Harrah's") provided a minimum payment guaranty to the Louisiana Gaming Control Board, which secures Jazz Casino Company, L.L.C.'s ("Jazz Casino") annual minimum payment obligation to the Louisiana Gaming Control Board for an initial four year period through March 31, 2005, pursuant to an agreement among Harrah's Entertainment and Harrah's Operating Company and our subsidiary Jazz Casino (the "new HET/JCC Agreement") (see Note 5). On October 29, 2002, Harrah's elected to provide the guaranty for the twelve month period from April 1, 2005 through March 31, 2006, in accordance with the terms of this agreement.

         In addition, as of the effective date of our reorganization, certain restrictions previously imposed by the State of Louisiana through our casino operating contract on food and restaurant facilities, service, lodging and the sale of products not directly related to gaming operations have been modified to be less restrictive.

         Our plan of reorganization also took into account a reduction of at least $5 million in payments, taxes, administrative and operational costs and/or other expenses required annually under the ground lease with the City of New Orleans and the Rivergate Development Corporation or resulting from obligations imposed or created by the ground lease, whether paid to the City, the Rivergate Development Corporation or others. We worked with the Special Development Projects Committee to develop a list of lease modifications and other items that we could agree upon, and on January 17, 2002, the City Council approved an ordinance and lease amendments that delineate these changes as outlined below. Each item agreed upon either reduces payments required under the amended ground lease, or lifts some operating restriction that we believe will result in improved operating performance by providing cost savings other than the lease payments or by providing additional revenue opportunities. The following is a summary of the material items agreed upon:

             o Jazz Casino was granted an annual credit of $2.1 million in property tax reduction;

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

             o A number of significant adjustments to the reporting, record keeping and other administrative requirements of the Open Access Plans and Program, designed to facilitate participation by minorities, women and disadvantaged persons and business enterprises in developing, constructing and operating the Casino, which will result in cost savings and reduction of exposure for defaults under that plan;

             o The City has agreed to a reduction in the number of parking spaces required to be dedicated to Casino use. As a result, up to 275 spaces may be rented by Jazz Casino to third parties under parking contracts, which will provide additional revenue to us; and

             o Mutual waivers of any defaults that any parties can allege up to the effective date of the amendments and a requirement of the dismissal of all legal proceedings filed by any of the waiving parties as a result of the $5 million reduction issue.

         On January 28, 2002, the Mayor of New Orleans signed the ordinance effecting the above changes and on February 7, 2002, the lease amendment was signed by all parties. The parking changes resulted from subsequent action by the City Planning Commission and the City Council.

         On the effective date of our plan of reorganization, our outstanding common stock consisted of 12,386,200 shares of new common stock. Under the plan of reorganization, in consideration of various waivers, extinguishments of claims and other consideration, Harrah's Entertainment received 6,069,238 shares (49%) of our new common stock. Holders of claims arising under tranche B-1 of the bank credit facilities received 1,734,068 shares (14%) of our new common stock; and holders of claims arising under our senior subordinated notes received 4,582,894 shares (37%) of our new common stock. On May 17,

2002, Harrah's Entertainment purchased an additional 2,000 shares in an open market transaction, and on June 7, 2002, Harrah's Entertainment announced that it had purchased the shares previously issued to holders of claims under tranche B-1 of the bank credit facilities, bringing its total holdings to 7,805,306 shares (63%) of our new common stock. On July 30, 2002, we entered into a merger agreement under which a Harrah's affiliate will acquire the remaining shares that Harrah's does not already own (the "Merger") (see Note 2).

         In addition, on the effective date of our reorganization, we issued new term notes, the Senior Notes due 2008 (the "Senior Notes"), in the aggregate amount of $124.5 million (face value), which will mature seven years from their issuance and bear interest at the London Interbank Offered Rate ("LIBOR") plus 275 basis points (see Note 4). The holders of claims arising under tranches A-1, A-3 and B-1 of the bank credit facilities received $55.0 million in Senior Notes; Harrah's Entertainment and its affiliates, as holders of claims arising under the HET/JCC Agreement and tranche A-2 of the bank credit facilities received $51.6 million in Senior Notes; and holders of claims arising under the senior subordinated notes received $17.9 million in Senior Notes. All holders of casino operation related unsecured claims were paid, in cash, the full amount of their claims. On June 7, 2002, Harrah's Entertainment announced that it had purchased the term notes originally issued to holders of claims arising under tranches A-3 and B-1, bringing its ownership interest in the face amount of term notes to $99.1 million as of September 30, 2002.

         We have up to $35 million available for working capital purposes under a revolving line of credit provided by Harrah's Entertainment (see Note 3).

         Our manager, Harrah's New Orleans Management Company, continues to manage the Casino pursuant to our management agreement, which was amended in connection with our bankruptcy plan of reorganization. The amount of the management fee previously paid to the manager was adjusted under the amended management agreement, and certain fees charged to the Casino by the manager and its affiliates were eliminated (see Note 5).

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

         REORGANIZATION ITEMS. During the nine months ended September 30, 2001, we incurred reorganization expenses of $101 million. These expenses include a $90.3 million charge to reflect the write off of the unamortized balance of the discount of the senior subordinated notes, which were cancelled as a result of our plan of reorganization to record the amount of the allowed claim. The remaining expenses consisted primarily of consulting and legal fees and costs associated with retention bonuses.

         NET INCOME (LOSS) PER SHARE. In accordance with the provisions of SFAS No. 128, "Earnings Per Share," we compute our basic earnings per share by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares outstanding during the period. Our diluted earnings per common share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares and dilutive common stock equivalent shares outstanding during the period. Common stock equivalent shares consist of shares issuable upon exercise of outstanding stock options for which market price exceeds exercise price, excluding any "in-the-money" stock options with antidilutive effect. For the three and nine months ended September 30, 2002, common stock equivalents consisted of stock options outstanding of 534,518 and 276,902, respectively. During the three and nine months ended September 30, 2001, no common stock equivalents are included in net income (loss) per share as they were antidilutive.

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

         Pursuant to certain executives' employment agreements, on March 4, 2002 and March 7, 2002, we granted 498,550 options and 120,512 options, respectively, to purchase shares of common stock at an exercise price of $2.00 per share. We recorded compensation expense of $245,150 during the first quarter to account for the intrinsic value of these stock option grants. On May 31, 2002, we granted 430,500 options to purchase shares of common stock at an exercise price of $5.05. We recorded no compensation expense during the second quarter as these stock options were issued at fair market value on the day of the grant. All of these stock options are the subject of litigation, as described further in Note
7. However, on July 30, 2002, we entered into a merger agreement under which a Harrah's affiliate will acquire the remaining shares of our common stock that Harrah's does not already own. We anticipate the litigation regarding the stock options will be dismissed in connection with the closing of the Merger, which event would result in changes to the terms of these stock grants. For further discussion on the Merger, see Note 2.

         On July 1, 2002, pursuant to the terms of our Long Term Incentive Plan, we granted options to purchase 53,550 shares of common stock at an exercise price of $8.00 per share. We recorded no related compensation expense during the third quarter as these stock options were issued at fair market value on the day of the grant.

         RECENTLY ISSUED PRONOUNCEMENTS: In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which eliminates the treatment of an extinguishment of debt as extraordinary unless the extinguishment meets the requirement of an extraordinary item outlined in APB 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 145 also requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for under the sale-leaseback provisions of FASB Statement No. 98, "Accounting for
Leases: Sale-Leaseback Transactions Involving Real Estate; Sales-Type Leases of Real Estate; Definition of the Lease Term; Initial Direct Costs of Direct Financing Leases", or paragraphs 2 and 3 of FASB Statement No. 28, "Accounting for Sales with Leasebacks, as applicable." Upon adoption, any gain or loss on extinguishment of debt previously classified as extraordinary that does not meet the requirements of APB 30 should be reclassified. SFAS 145 is effective for fiscal years beginning after May 15, 2002. Management does not believe the impact of any required changes on our financial statements will be material.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to exit or disposal plan. Statement No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not believe the impact of any required changes on our financial statements will be material.

         RECLASSIFICATIONS. Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.


NOTE 2. PROPOSED MERGER

         On July 30, 2002, we entered into a merger agreement under which a Harrah's affiliate will acquire the remaining shares of our common stock that Harrah's does not already own. Harrah's currently holds approximately 63 percent of our outstanding common stock. Under the terms of the merger agreement, which was unanimously approved by our full board of directors, Harrah's has agreed to pay $10.54 per share for the remaining JCC stock. It is anticipated that litigation described in Note 7 between Harrah's and JCC will be dismissed in connection with closing of the transaction. Also, under the terms of the merger agreement, certain officers of JCC agreed to enter into separation agreements with JCC which could result in changes to the number and terms of certain outstanding options previously issued as compensation. The Merger is subject to the approval of our shareholders, as well as gaming regulatory approvals and other customary conditions. The Merger is expected to be completed as soon as possible following the Special Meeting of Shareholders which is scheduled for December 9, 2002. In connection with the proposed Merger, we filed a proxy statement with the Securities and Exchange Commission on or about November 13, 2002, which may be accessed through the website maintained by the Securities and Exchange Commission at the following address: http://www.sec.gov. The proxy statement has been mailed to holders of JCC Holding Company stock and contains important information about JCC Holding Company, Harrah's Entertainment and its applicable affiliates and the proposed Merger, risks relating to the Merger and related matters. We urge all of our stockholders to read the proxy statement.

NOTE 3. SHORT-TERM BORROWINGS

         Our revolving credit facility, provided on the effective date of our reorganization by Harrah's Entertainment and its affiliates, provides Jazz Casino with up to $35 million of available credit to meet working capital requirements, including up to $10 million of availability for letters of credit. The new revolving credit facility bears interest at a rate of LIBOR plus 3.00% per annum and will mature in 2006. The credit facility is secured by substantially all of our assets (except the casino operating contract with the State of Louisiana, our Casino bankroll and the gross revenue share payments due to the Louisiana Gaming Control Board). The credit facility is also secured on a second lien priority basis, junior only to a lien securing our obligations under the new HET/JCC Agreement (see Note 5). We are also subject to numerous debt covenants under the revolving credit facility, including restrictions on, among other things, certain payments, transactions with affiliates, dividend payments, liens, incurrence of additional indebtedness, asset sales, mergers and consolidations, payment of certain indebtedness, capital expenditures, and investments or loans. As of November 8, 2002, there were no outstanding borrowings under this facility, although outstanding letters of credit totaling $700,000 have been issued under this revolving credit facility.

NOTE 4. LONG-TERM DEBT

         On the effective date of our reorganization, our then existing long-term debt was cancelled. The Senior Notes were issued in the aggregate principal (face) amount of $124.5 million that will mature seven years after the effective date (see Note 1). The Senior Notes bear interest at LIBOR plus 2.75% per annum payable quarterly. As of the effective date, we considered the variable interest rate on the Senior Notes to be lower than prevailing interest rates for debt with similar terms and credit ratings. In accordance with Statement of Position 90-7, the Senior Notes were valued based on discounting concepts to approximate their fair value of $100.9 million (12.5% discount rate). In the first year, one half of the interest payments on the Senior Notes may be paid in kind and added to the principal at our option. As of November 8, 2002, we have paid $6.8 million in cash interest and paid $3.8 million in interest in kind by issuing additional Senior Notes. Principal payments on the Senior Notes are amortized as follows: zero in the first year; 50% of free cash flow (as defined in the Senior Note agreement) in the second through fourth years; and $6 million annually in the fifth through seventh years, with all remaining unpaid principal payable at maturity. For the period April 1 through September 30, 2002, free cash flow (as defined in the Senior Note agreement) was $9.2 million. Accordingly, on November 15, 2002, we are required to make a principal payment on these notes in the amount of $4.6 million, or 50% of the free cash flow. We are also subject to numerous debt covenants under the Senior Note agreement, including restrictions on, among other things, certain payments, transactions with affiliates, dividend payments, liens, incurrence of additional indebtedness, asset sales, mergers and consolidations, payment of certain indebtedness, capital expenditures, and investments or loans. Further, effective March 29, 2001, each of JCC Development, Canal Development and Fulton Development issued guarantees with respect to the Senior Notes. Once the proposed merger is completed, our debt will remain an obligation of JCC Holding Company and its subsidiaries.

NOTE 5. RELATED PARTY TRANSACTIONS

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

         On the effective date of our plan of reorganization, all fees then due under our management agreement were waived and we entered into the amended management agreement. Under the amended management agreement, the manager will continue to be responsible for and have authority over, among other things:

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

         Our manager continues to manage the Casino pursuant to our management agreement, which was amended in connection with our bankruptcy plan of reorganization. Under our amended management agreement, we have the right to terminate the management agreement if the Casino fails to achieve earnings before interest, income taxes, depreciation, amortization and management fees, adjusted for certain state and city costs and corporate overhead costs ("Adjusted EBITDAM"), of not less than 85% of the specified target Adjusted EBITDAM for the twelve months ended March 31, 2002, 84% of the specified target Adjusted EBITDAM for the twelve months ending March 31, 2003, and 83% of the specified target Adjusted EBITDAM for the twelve months ending March 31, 2004 and thereafter. The targets of Adjusted EBITDAM for these first three fiscal periods, as specified in the management agreement, are $115.2 million, $127.4 million, and $134.8 million, respectively. For the twelve months ended March 31, 2002, actual results produced $116.3 million in adjusted EBITDAM. For the twelve months ended March 31, 2003, the target Adjusted EBITDAM is 84% of $127.4 million, or $107 million. Actual results for the six month period ended September 30, 2002 produced $70 million in Adjusted EBITDAM.

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

     o   $50 million in the period April 1, 2001 to March 31, 2002;

     o   $60 million in the period April 1, 2002 to March 31, 2003;

     o   $60 million in the period April 1, 2003 to March 31, 2004; and

     o   $60 million in the period April 1, 2004 to March 31, 2005.

         Harrah's Entertainment and Harrah's Operating Company will receive a fee for this guaranty in the amount of two percent of the average amount at risk for the entire remaining guaranty period, calculated on an annual basis. The guaranty fee of $4.1 million for the period through March 31, 2002 was accrued and is payable in four equal installments due on March 31, 2002, March 31, 2003, March 31, 2004, and March 31, 2005, provided that any then unpaid installments of the deferred guaranty fee for the period through March 31, 2002 shall be due and payable in full upon any termination of the amended management agreement. For any periods after March 31, 2002, the guaranty fee for each fiscal year shall be due in four equal installments on June 30, September 30, December 31 and March 31 of the corresponding fiscal year. As of November 8, 2002, $1 million had been paid to Harrah's Entertainment toward the guaranty fee for the year ended March 31, 2002 and $1.5 million had been paid toward the guaranty fee for the year ended March 31, 2003. Advances made by Harrah's Entertainment on our behalf pursuant to the new HET/JCC Agreement bear interest at the rate specified for loans under our new revolving credit facility (LIBOR plus 3.00% per annum - see Note 3) and are secured on a first lien priority basis by substantially all of our assets (except the casino operating contract, the Casino bankroll and the gross revenue share payments due to the Louisiana Gaming Control Board).

         Under the casino operating contract, on or before March 31, 2003, we are required to provide the Louisiana Gaming Control Board a minimum payment guaranty for the $60 million minimum payment due for the period commencing April 1, 2005 to March 31, 2006. Unless the minimum payment guaranty obligation has expired, this obligation to post a new guaranty or extend the existing guaranty continues for each year thereafter such that as of April 1 of each year there must be in place 36 months of third party guaranteed payments to the Louisiana Gaming Control Board (see Note 7). Under the HET/JCC Agreement, neither Harrah's Entertainment nor Harrah's Operating Company is obligated to provide guaranties of the payments due the Louisiana Gaming Control Board beyond March 31, 2005, the expiration of the initial four year guaranty. On October 29, 2002, we received notice from Harrah's Entertainment and Harrah's Operating Company of their election to provide the guaranty for the period April 1, 2005 through March 31, 2006, pursuant to the terms of the HET/JCC Agreement.

         On July 30, 2002, we entered into a merger agreement under which a Harrah's affiliate will acquire the remaining shares of our common stock that Harrah's does not already own (See Note 2).

NOTE 6. INCOME TAXES

         As a result of the bankruptcy reorganization in 2001, JCC Holding Company and Subsidiaries recognized cancellation of debt income ("CODI"). Under Internal Revenue Code Section 108, the Company was required to reduce its tax attributes in an amount equal to the CODI in 2002. The amount of the CODI was $441.9 million. The net operating loss carryforwards, general business credits and tax basis of depreciable property were reduced by $279.5 million, $0.8 million, and $161.6 million, respectively. After the tax attribute reductions no net operating loss carryforwards or general business credits remained. The net tax basis of the fixed assets was $181.1 million. The valuation allowance decrease of $75.0 million primarily relates to the reduction of the tax attributes for the CODI.

         The Company recorded income tax expense of $0.7 million in the three months ended September 30, 2002. The Company also has net deferred tax assets of $35.0 million as of September 30, 2002 that are offset by a valuation allowance in an equal amount due to the uncertainty of future taxable income.

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

         We were required to procure an initial four-year minimum payment guaranty guaranteeing the minimum payments required to be made to the Louisiana Gaming Control Board under the casino operating contract, and must provide rolling, three-year minimum payment guaranties beginning April 1, 2003. By March 31 of each year (beginning with March 31, 2003), we must obtain a minimum payment guaranty (or extension thereof) extending the minimum payment guaranty to the third anniversary of such date, so that three years of future payments to the Louisiana Gaming Control Board are guaranteed. We need not procure the guaranty if (i) our gross gaming revenue exceeds $350 million for two successive years, (ii) we make all payments due during these years without drawing on the guaranty, and (iii) there are no uncured defaults under the casino operating contract. The failure to obtain and post a third party guaranty as required by the casino operating contract is a "termination event" leading to the automatic termination of the casino operating contract effective as of the last day that payments are guaranteed to the Louisiana Gaming Control Board under any existing guaranty. In addition, an automatic termination of our casino operating contract is an event of default under our ground lease with the City of New Orleans and the Rivergate Development Corporation, the Indenture governing our Senior Notes, and our revolving credit agreement. On October 29, 2002, we received notice from Harrah's Entertainment and Harrah's Operating

Company of their election to provide the guaranty for the period April 1, 2005 through March 31, 2006, pursuant to the terms of the HET/JCC Agreement (see Note
5).

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

         Following our reduction in the Casino's work force on July 17, 2001, former employees of the Casino filed lawsuits against us in the Civil District Court for the Parish of Orleans, State of Louisiana on August 3, 2001. The Plaintiffs are seeking damages for being laid off prior to the expiration of the term of alleged employment contracts between our employees and us. On October 29, 2002, the trial judge ruled that this matter could proceed as a class action. We believe that we have strong legal and factual defenses, and intend to vigorously contest the claims. No assurances can be given as to the outcome of such lawsuits, and consequently, we cannot reasonably predict at this time whether the final outcome of these matters will materially and adversely affect our results of operations, cash flows, or financial condition.

         On March 15, 2002, Harrah's Entertainment, Inc. and Harrah's Operating Company, Inc. filed a complaint in the Court of Chancery of the State of Delaware seeking declaratory and injunctive relief regarding the interpretation of the Second Amended and Restated Certificate of Incorporation (the "Charter") and the Third Amended and Restated Bylaws of the Company (the "Bylaws"). Although the complaint sought an award of attorneys' fees and expenses, it did not seek damages against the Company. The action sought to place Harrah's nominee, Dr. Charles C. Teamer, on the ballot for election to the board of directors in addition to Harrah's nominee, Mr. Philip Satre. Harrah's complaint, therefore, sought a declaration that its nomination of two directors for election at the 2002 annual meeting was valid under the Charter and Bylaws, and injunctive relief requiring the Company to recognize its nominations. On March 29, 2002, the Company answered the complaint and filed a counterclaim for declaratory relief seeking a declaration that the Company's Charter and Bylaws limited Harrah's nomination right to one candidate for election to the board at the 2002 and 2003 annual meetings. Harrah's filed its reply to counterclaim on April 5, 2002. The parties engaged in expedited discovery. Trial was held on May 21 and 22, 2002. Following trial, on May 31, 2002, the Court of Chancery issued a written opinion holding that the Charter and Bylaws should be construed in favor of Harrah's and that Harrah's was entitled to nominate two directors for election at the 2002 annual meeting. On June 10, 2002, the Court of Chancery issued a final order and judgment from which the Company perfected an appeal to the Delaware Supreme Court. The final order and judgment denied Harrah's application for an award of attorneys' fees and expenses. Harrah's elected not to pursue an appeal of the denial of its request for an award of attorneys' fees and expenses, and the time for any such appeal has passed. On June 11, 2002, the Company held its annual meeting of stockholders at which Dr. Teamer and Mr. Satre were elected to the board of directors. The parties have fully briefed the issues raised in the Company's appeal. At the parties' request, the Delaware Supreme Court postponed oral argument to permit the parties to engage in negotiations regarding the Merger (see Note 2). The parties believe that the closing of the Merger will moot the issues on appeal and, accordingly, anticipate dismissing the appeal in connection with the closing. In the unlikely event the Merger does not close, JCC anticipates it would request the scheduling of oral argument and for the Delaware Supreme Court to decide its appeal. Therefore, the ultimate outcome of this litigation and its possible effect on the Company is presently uncertain.

         On April 18, 2002, JCC Holding Company and Jazz Casino Company, L.L.C. filed suit against Harrah's New Orleans Management Company ("HNOMC"), Harrah's Operating Company, Harrah's Entertainment, Philip Satre, Bill Noble, and Anthony Sanfilippo in Civil District Court for the Parish of Orleans, State of Louisiana. Philip Satre is Chairman of the Board of Harrah's Entertainment, Chairman of the Board and Chief Executive Officer of HNOMC and was the Chief Executive Officer of Harrah's Entertainment and a director on our board at the time this suit was filed. Bill Noble was Senior Vice President and General Manager of HNOMC at that time. Anthony Sanfilippo is President of HNOMC and President of the Central Division of Harrah's Entertainment, and was a director on our board at the time this suit was filed. Our suit alleges that the Harrah's entities failed to adhere to the terms and provisions of the management agreement with respect to advertising, marketing and promoting our Casino, and that the Harrah's entities diverted business from our Casino, where Harrah's Entertainment then owned a 49% interest, to other properties wholly owned by Harrah's Entertainment. We are seeking damages for violation of the management agreement and certain tortious conduct, as well as an injunction, as provided for under the management agreement, to prevent future diversion of business. It is anticipated that this lawsuit will be dismissed with prejudice upon the closing of the Merger. Therefore, the ultimate outcome of this litigation and its possible impact on the Company is presently uncertain.

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

         On July 31, 2002, Michael Shapiro, who purports to be a stockholder of the Company, filed a putative class action complaint (the "Shapiro Action") in the Court of Chancery of the State of Delaware against Stephen H. Brammell, Gary
W. Loveman, Paul Debban, Charles Teamer, Sr., Christopher Lowden, Preston Smart, Eddie N. Williams, JCC Holding Company, and Harrah's Entertainment, Inc. seeking to enjoin the Merger and seeking damages against the defendants. Also on July 31, 2002, Nechuma Cohen, who purports to be a stockholder of the Company, filed a putative class action complaint (the "Cohen Action") in the Court of Chancery of the State of Delaware against the same defendants named in the Shapiro Action seeking to enjoin the Merger and seeking damages against the defendants. On August

1, 2002, Marc L. Bernstein, who purports to be a stockholder of the Company, filed a putative class action complaint (the "Bernstein Action") in the Court of Chancery of the State of Delaware against the same defendants named in the Shapiro Action and Rudy J. Cerone (a former director of the Company), seeking to enjoin the Merger and seeking damages against the defendants. Each of the Shapiro Action, Cohen Action, and Bernstein Action attack the Merger asserting allegations of domination and control by Harrah's Entertainment and allege breaches of fiduciary duties to the corporation and its stockholders in connection with the Merger. We believe that we have strong legal and factual defenses against these claims, and intend to contest them vigorously. No assurances can be given as to the outcome of such lawsuits, and consequently, we cannot reasonably predict at this time whether the final outcome of these matters will materially and adversely affect our results of operations, cash flows, or financial condition.


NOTE 8. PROPERTY AVAILABLE FOR SALE

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

NOTE 9. GUARANTOR FINANCIAL INFORMATION

         JCC Holding and all of its other wholly owned subsidiaries (the "Guarantor Subsidiaries") have fully and unconditionally guaranteed on a joint and several basis Jazz Casino's obligations under the Senior Notes described in
Note 3. The Guarantor Subsidiaries and Jazz Casino comprise all of the direct and indirect subsidiaries of JCC Holding. All of the assets of JCC Holding's subsidiaries are restricted and may not be transferred to JCC Holding in the form of loans, cash or dividends without the consent of a third party. The following consolidating schedules present condensed financial information for Jazz Casino, JCC Holding and the Guarantor Subsidiaries on a combined basis as of September 30, 2002 and December 31, 2001, and for the three and nine months ended September 30, 2002 and 2001:

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                      JAZZ CASINO   JCC HOLDING    GUARANTOR                    CONSOLIDATED
                                                        COMPANY       COMPANY     SUBSIDIARIES   ELIMINATIONS      TOTAL
                                                      -----------   -----------   ------------   ------------   ------------
                      ASSETS
Current Assets:
        Cash and cash equivalents                     $    54,510   $        59   $      5,709   $         --   $     60,278
        Accounts receivable, net of
          allowance for doubtful accounts                   3,279            --             --             --          3,279
        Intercompany receivables                            2,913            --             --         (2,913)            --
        Inventories                                           509            --             --             --            509
        Prepaids and other assets                           2,030            90             32             --          2,152
        Property available for sale                            --            --          6,500             --          6,500
                                                      -----------   -----------   ------------   ------------   ------------
          Total current assets                             63,241           149         12,241         (2,913)        72,718
                                                      -----------   -----------   ------------   ------------   ------------

Property and Equipment:
        Buildings on leased land                          129,027            --             --             --        129,027
        Furniture, fixtures and equipment                  31,712            --             --             --         31,712
        Property held for development                          --            --          1,519             --          1,519
        Leasehold improvements                                284            --             --             --            284
                                                      -----------   -----------   ------------   ------------   ------------
          Total                                           161,023            --          1,519             --        162,542
        Less - accumulated depreciation                   (42,689)           --             --             --        (42,689)
                                                      -----------   -----------   ------------   ------------   ------------
          Net property and equipment                      118,334            --          1,519             --        119,853
                                                      -----------   -----------   ------------   ------------   ------------

Other Assets:
        Deferred operating contract cost, net
          of accumulated amortization                      23,641            --             --             --         23,641
        Lease prepayment, net of accumulated
          amortization                                      5,844            --             --             --          5,844
        Deferred charges and other, net of
          accumulated amortization                         10,609            --             26             --         10,635
        Investment in subsidiaries                             --        96,509             --        (96,509)            --
                                                      -----------   -----------   ------------   ------------   ------------
          Total other assets                               40,094        96,509             26        (96,509)        40,120
                                                      -----------   -----------   ------------   ------------   ------------

          TOTAL ASSETS                                $   221,669   $    96,658   $     13,786   $    (99,422)  $    232,691
                                                      ===========   ===========   ============   ============   ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
        Accounts payable - trade                      $       811   $        --   $         --   $         --   $        811
        Accrued expenses                                   16,009           (10)            --             --         15,999
        Due to affiliates                                   7,132            --             --             --          7,132
        Intercompany payables                                  --         1,025          1,888         (2,913)            --
        Preconfirmation contingencies                         879            --             --             --            879
        Other                                               2,103            --             --             --          2,103
                                                      -----------   -----------   ------------   ------------   ------------
          Total current liabilities                        26,934         1,015          1,888         (2,913)        26,924
                                                      -----------   -----------   ------------   ------------   ------------

Long-term debt, net of discount                           108,333            --             --             --        108,333
Due to affiliates                                           2,050            --             --             --          2,050
Other long-term liabilities                                   403            --             --             --            403

Stockholders' Equity:
        Common stock - 40,000 shares authorized;
          12,388 shares issued and outstanding;
          par value $.01 per share                             --           124             --             --            124
        Additional paid-in capital                        398,148       413,401         14,866       (413,014)       413,401
        Member capital                                          1            --             --             (1)            --
        Retained earnings (accumulated deficit)          (314,200)     (317,882)        (2,968)       316,506       (318,544)
                                                      -----------   -----------   ------------   ------------   ------------
          Total stockholders' equity                       83,949        95,643         11,898        (96,509)        94,981
                                                      -----------   -----------   ------------   ------------   ------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $   221,669   $    96,658   $     13,786   $    (99,422)  $    232,691
                                                      ===========   ===========   ============   ============   ============

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 2001
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      JAZZ CASINO   JCC HOLDING    GUARANTOR    CONSOLIDATED
                                                        COMPANY       COMPANY     SUBSIDIARIES  ELIMINATIONS      TOTAL
                                                      -----------   -----------   ------------  ------------   ------------
                        ASSETS
Current Assets:
        Cash and cash equivalents                     $    36,016   $        13   $      5,673  $         --   $     41,702
        Accounts receivable, net of
          allowance for doubtful accounts                   3,414            --             --            --          3,414
        Intercompany receivables                            1,972            --             --        (1,972)            --
        Inventories                                           639            --             --            --            639
        Prepaids and other assets                           2,162            --             --            --          2,162
                                                      -----------   -----------   ------------  ------------   ------------
          Total current assets                             44,203            13          5,673        (1,972)        47,917
                                                      -----------   -----------   ------------  ------------   ------------
Property and Equipment:
        Buildings on leased land                          129,027            --             --            --        129,027
        Furniture, fixtures and equipment                  28,406            --             --            --         28,406
        Property held for development                          --            --         10,708            --         10,708
        Leasehold improvements                                284            --             --            --            284
        Construction in progress                               82            --            227            --            309
                                                      -----------   -----------   ------------  ------------   ------------
          Total                                           157,799            --         10,935            --        168,734
        Less - accumulated depreciation                   (35,253)           --             --            --        (35,253)
                                                      -----------   -----------   ------------  ------------   ------------
          Net property and equipment                      122,546            --         10,935            --        133,481
                                                      -----------   -----------   ------------  ------------   ------------
Other Assets:
        Deferred operating contract cost,
          net of accumulated amortization                  24,454            --             --            --         24,454
        Lease prepayment, net of accumulated
          amortization                                      6,046            --             --            --          6,046
        Deferred charges and other, net
          of accumulated amortization                      11,196            --             29            --         11,225
        Investment in subsidiaries                             --        88,941             --       (88,941)            --
                                                      -----------   -----------   ------------  ------------   ------------
          Total other assets                               41,696        88,941             29       (88,941)        41,725
                                                      -----------   -----------   ------------  ------------   ------------

          TOTAL ASSETS                                $   208,445   $    88,954   $     16,637  $    (90,913)  $    223,123
                                                      ===========   ===========   ============  ============   ============

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
        Accounts payable - trade                      $     2,196   $        --   $         --  $         --   $      2,196
        Accrued expenses                                   17,200            30              1            --         17,231
        Due to affiliates                                   4,591            --             --            --          4,591
        Intercompany payables                                  --           909          1,063        (1,972)            --
        Preconfirmation contingencies                         900            --             --            --            900
        Other                                               2,036            --             --            --          2,036
                                                      -----------   -----------   ------------  ------------   ------------
          Total current liabilities                        26,923           939          1,064        (1,972)        26,954
                                                      -----------   -----------   ------------  ------------   ------------

Long-term debt, net of discount                           105,676            --             --            --        105,676
Due to affiliates                                           2,050            --             --            --          2,050
Other long-term liabilities                                   428            --             --            --            428
Commitments and Contingencies
Stockholders' Equity:
        Common stock - 40,000 shares authorized;
          12,386 shares issued and outstanding;
          par value $.01 per share                             --           124             --            --            124
        Additional paid-in capital                        398,148       413,150         14,866      (413,014)       413,150
        Member capital                                          1            --             --            (1)            --
        Retained earnings (accumulated deficit)          (324,781)     (325,259)           707       324,074       (325,259)
                                                      -----------   -----------   ------------  ------------   ------------
          Total stockholders' equity                       73,368        88,015         15,573       (88,941)        88,015
                                                      -----------   -----------   ------------  ------------   ------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $   208,445   $    88,954   $     16,637  $    (90,913)  $    223,123
                                                      ===========   ===========   ============  ============   ============

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                               JCC
                                                            JAZZ CASINO      HOLDING      GUARANTOR                     CONSOLIDATED
                                                              COMPANY        COMPANY     SUBSIDIARIES   ELIMINATIONS       TOTAL
                                                            -----------    -----------   ------------   ------------    -----------
Revenues:
            Casino                                          $    66,150    $        --    $        --    $        --    $    66,150
            Food and beverage                                     6,847             --             --             --          6,847
            Retail, parking and other                             3,209             --             --             --          3,209
            Less - casino promotional allowances                 (9,652)            --             --             --         (9,652)
                                                            -----------    -----------    -----------    -----------    -----------
               Total net revenues                                66,554             --             --             --         66,554
                                                            -----------    -----------    -----------    -----------    -----------
Operating Expenses:
            Direct:
               Casino                                            33,721             --             --             --         33,721
               Food and beverage                                  4,253             --             --             --          4,253
               Retail, parking and other                          1,454             --             --             --          1,454
            General and administrative                           19,982            (15)            96             --         20,063
            Depreciation and amortization                         3,036             --              1             --          3,037
            Equity in subsidiaries' income                           --         (2,021)            --          2,021             --
                                                            -----------    -----------    -----------    -----------    -----------
               Total operating expenses                          62,446         (2,036)            97          2,021         62,528
                                                            -----------    -----------    -----------    -----------    -----------
Operating Income (Loss)                                           4,108          2,036            (97)        (2,021)         4,026
                                                            -----------    -----------    -----------    -----------    -----------
Other Income (Expenses):
            Interest expense, net of capitalized interest        (2,166)            --             --             --         (2,166)
            Interest and other income                               151             --             25             --            176
                                                            -----------    -----------    -----------    -----------    -----------
               Total other income (expenses)                     (2,015)            --             25             --         (1,990)
                                                            -----------    -----------    -----------    -----------    -----------

Income (Loss) Before Taxes                                        2,093          2,036            (72)        (2,021)         2,036

Provision for Income Taxes                                          662             --             --             --            662
                                                            -----------    -----------    -----------    -----------    -----------
Net Income (Loss)                                           $     1,431    $     2,036    $       (72)   $    (2,021)   $     1,374
                                                            ===========    ===========    ===========    ===========    ===========

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                          JAZZ             JCC
                                                         CASINO          HOLDING       GUARANTOR                      CONSOLIDATED
                                                        COMPANY          COMPANY      SUBSIDIARIES    ELIMINATIONS        TOTAL
                                                      ------------    ------------    ------------    ------------    ------------
Revenues:
      Casino                                          $     60,816    $         --    $         --    $         --    $     60,816
      Food and beverage                                      5,819              --              --              --           5,819
      Retail, parking and other                              2,704              --               4              --           2,708
      Less: casino promotional allowances                   (9,445)             --              --              --          (9,445)
                                                      ------------    ------------    ------------    ------------    ------------
          Total Net Revenues                                59,894              --               4              --          59,898
                                                      ------------    ------------    ------------    ------------    ------------
Operating Expenses:
      Direct
          Casino                                            32,214              --              --              --          32,214
          Food and beverage                                  3,936              --              --              --           3,936
          Retail, parking and other                          1,360              --              --              --           1,360
      General and administrative                            18,509              39              50              --          18,598
      Depreciation and amortization                          3,167              --               2              --           3,169
      Equity in subsidiary losses                               --           1,835              --          (1,835)             --
                                                      ------------    ------------    ------------    ------------    ------------
          Total operating expenses                          59,186           1,874              52          (1,835)         59,277
                                                      ------------    ------------    ------------    ------------    ------------
Operating Income (Loss)                                        708          (1,874)            (48)          1,835             621
                                                      ------------    ------------    ------------    ------------    ------------
Other income (expenses):
      Interest expense, net of capitalized interest         (2,632)             --              --              --          (2,632)
      Interest and other income                                137              --              --              --             137
                                                      ------------    ------------    ------------    ------------    ------------
          Total other income (expenses)                     (2,495)             --              --              --          (2,495)
                                                      ------------    ------------    ------------    ------------    ------------
Net Income (Loss)                                     $     (1,787)   $     (1,874)   $        (48)   $      1,835    $     (1,874)
                                                      ============    ============    ============    ============    ============

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                            JCC
                                                           JAZZ CASINO    HOLDING      GUARANTOR                      CONSOLIDATED
                                                             COMPANY      COMPANY     SUBSIDIARIES    ELIMINATIONS        TOTAL
                                                           -----------    --------    ------------    ------------    ------------
Revenues:
           Casino                                          $   204,441    $     --    $         --    $         --    $    204,441
           Food and beverage                                    19,344          --              --              --          19,344
           Retail, parking and other                             9,279          --              --              --           9,279
           Less - casino promotional allowances                (27,785)         --              --              --         (27,785)
                                                           -----------    --------    ------------    ------------    ------------
              Total net revenues                               205,279          --              --              --         205,279
                                                           -----------    --------    ------------    ------------    ------------
Operating Expenses:
           Direct:
              Casino                                           100,395          --              --              --         100,395
              Food and beverage                                 12,329          --              --              --          12,329
              Retail, parking and other                          4,270          --              --              --           4,270
           General and administrative                           61,726         192           1,060              --          62,978
           Depreciation and amortization                         9,149          --               3              --           9,152
           Provision for asset impairment                           --          --           2,689              --           2,689
           Equity in subsidiaries' income                           --      (7,569)             --           7,569              --
                                                           -----------    --------    ------------    ------------    ------------
              Total operating expenses                         187,869      (7,377)          3,752           7,569         191,813
                                                           -----------    --------    ------------    ------------    ------------
Operating Income (Loss)                                         17,410       7,377          (3,752)         (7,569)         13,466

Other Income (Expenses):
           Interest expense, net of capitalized interest        (6,486)         --              --              --          (6,486)
           Interest and other income                               320           1              76              --             397
                                                           -----------    --------    ------------    ------------    ------------
              Total other income (expenses)                     (6,166)          1              76              --          (6,089)
                                                           -----------    --------    ------------    ------------    ------------

Income (Loss) Before Taxes                                      11,244       7,378          (3,676)         (7,569)          7,377

Provision for Income Taxes                                         662          --              --              --             662
                                                           -----------    --------    ------------    ------------    ------------
Net Income (Loss)                                          $    10,582    $  7,378    $     (3,676)   $     (7,569)   $      6,715
                                                           ===========    ========    ============    ============    ============

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                         JAZZ           JCC
                                                        CASINO         HOLDING        GUARANTOR                      CONSOLIDATED
                                                       COMPANY         COMPANY       SUBSIDIARIES    ELIMINATIONS       TOTAL
                                                     ------------    ------------    ------------    ------------    ------------
Revenues:
     Casino                                          $    182,271    $         --    $         --    $         --    $    182,271
     Food and beverage                                     16,180              --              --              --          16,180
     Retail, parking and other                              8,297              --               9              --           8,306
     Less: casino promotional allowances                  (29,791)             --              --              --         (29,791)
                                                     ------------    ------------    ------------    ------------    ------------
          Total Net Revenues                              176,957              --               9              --         176,966
                                                     ------------    ------------    ------------    ------------    ------------
Operating Expenses:
     Direct
          Casino                                          111,388              --              --              --         111,388
          Food and beverage                                11,416              --              --              --          11,416
          Retail, parking and other                         4,484              --              --              --           4,484
     General and administrative                            58,140             113             156              --          58,409
     Depreciation and amortization                          8,818              --               4              --           8,822
     Equity in subsidiary losses                               --         (89,200)             --          89,200              --
                                                     ------------    ------------    ------------    ------------    ------------
          Total operating expenses                        194,246         (89,087)            160          89,200         194,519
                                                     ------------    ------------    ------------    ------------    ------------
Operating Income (Loss)                                   (17,289)         89,087            (151)        (89,200)        (17,553)
                                                     ------------    ------------    ------------    ------------    ------------
Reorganization Expenses                                  (101,029)             --              --              --        (101,029)

Other income (expenses):
     Interest expense, net of capitalized interest         (6,183)             --              --              --          (6,183)
     Interest and other income                                403              --              --              --             403
                                                     ------------    ------------    ------------    ------------    ------------
          Total other income (expenses)                    (5,780)             --              --              --          (5,780)
                                                     ------------    ------------    ------------    ------------    ------------
Loss before extraordinary items:                         (124,098)         89,087            (151)        (89,200)       (124,362)

     Extraordinary gain on early extinguishment           213,448              --              --              --         213,448
                                                     ------------    ------------    ------------    ------------    ------------
Net Income (Loss)                                    $     89,350    $     89,087    $       (151)   $    (89,200)   $     89,086
                                                     ============    ============    ============    ============    ============

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                           JAZZ CASINO   JCC HOLDING    GUARANTOR                      CONSOLIDATED
                                                            COMPANY        COMPANY     SUBSIDIARIES    ELIMINATIONS        TOTAL
                                                           -----------   ------------  ------------    ------------    ------------
Cash Flows From Operating Activities:
         Net income (loss)                                 $   10,582    $      7,378  $     (3,676)   $     (7,569)   $      6,715
         Adjustments to reconcile net income (loss) to
            net cash provided by (used in) operating
            activities:
        Depreciation and amortization                           9,030              --             3              --           9,033
        Amortization of note discount                           1,905              --            --              --           1,905
        Deferred rent                                             (24)             --            --              --             (24)
        Provision for bad debts                                   845              --            --              --             845
        Provision for asset impairment                             --              --         2,689              --           2,689
        Amortization of unearned compensation                      --             245            --              --             245
        Equity in subsidiary income                                --          (7,569)           --           7,569              --
        Changes in operating assets and liabilities:
            Accounts receivable                                  (710)             --            --              --            (710)
            Inventories                                           130              --            --              --             130
            Prepaids and other assets                             132             (90)          (32)             --              10
            Intercompany receivable/payable                      (941)            116           825              --              --
            Accounts payable - trade                           (1,385)             --            --              --          (1,385)
            Accrued interest                                      751              --            --              --             751
            Accrued expenses                                   (1,191)            (40)           (1)             --          (1,232)
            Preconfirmation contingencies                         (21)             --            --              --             (21)
            Due to affiliates                                   2,541              --            --              --           2,541
            Other current liabilities                              67              --            --              --              67
                                                           ----------    ------------  ------------    ------------    ------------
               Net cash flows provided by (used in)
                 operating activities                          21,711              40          (192)             --          21,559
                                                           ----------    ------------  ------------    ------------    ------------

Cash Flows From Investing Activities:
         Capital expenditures                                  (2,989)             --            --              --          (2,989)
                                                           ----------    ------------  ------------    ------------    ------------
               Net cash flows used in investing activities     (2,989)             --            --              --          (2,989)
                                                           ----------    ------------  ------------    ------------    ------------
Cash Flows From Financing Activities
         Proceeds from the exercise of stock options               --               6            --              --               6
                                                           ----------    ------------  ------------    ------------    ------------
               Net cash flows provided by financing
                 activities                                        --               6            --              --               6
                                                           ----------    ------------  ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents           18,722              46          (192)             --          18,576

Cash and cash equivalents, beginning of period                 36,016              13         5,673              --          41,702
                                                           ----------    ------------  ------------    ------------    ------------
Cash and cash equivalents, end of period                   $   54,738    $         59  $      5,481    $         --    $     60,278
                                                           ==========    ============  ============    ============    ============

                      JCC HOLDING COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                            JAZZ CASINO   JCC HOLDING     GUARANTOR                    CONSOLIDATED
                                                              COMPANY       COMPANY      SUBSIDIARIES   ELIMINATIONS       TOTAL
                                                            -----------    ----------    ------------   ------------   ------------
Cash Flows From Operating Activities:
     Net income (loss)                                       $   89,350    $   89,087    $       (151)  $    (89,200)  $     89,086
     Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
        Depreciation and amortization                             8,818            --               4             --          8,822
        Amortization of note discount                            91,431            --              --             --         91,431
        Extraordinary gain on early extinguishment of
          debt                                                 (213,448)           --              --             --       (213,448)
        Deferred rent                                               288            --              --             --            288
        Provision for bad debts                                   1,901            --              --             --          1,901
        Equity in subsidiary losses                                  --       (89,200)             --         89,200             --
     Changes in operating assets and liabilities:
        Accounts receivable                                       1,235            --               1             --          1,236
        Inventories                                                  69            --              --             --             69
        Prepaids and other assets                                 1,839            --             (50)            --          1,789
        Intercompany receivable/payable                            (347)          121             226             --             --
        Accounts payable - trade                                    584            --              --             --            584
        Accrued interest                                          2,066            --              --             --          2,066
        Accrued expenses                                          4,744            (9)             --             --          4,735
        Preconfirmation contingencies                               (38)           --              --             --            (38)
        Due to affiliates                                        13,911            --              --             --         13,911
        Other current liabilities                                  (193)           --              --             --           (193)
     Payment of liabilities subject to compromise due to
        reorganization activities:
        Reorganization costs, excluding amortization of
            note discount of $90,314                             10,715            --              --             --         10,715
        Payment of reorganization costs                          (9,824)           --              --             --         (9,824)
                                                             ----------    ----------    ------------   ------------   ------------
           Net cash flows provided by (used in) operating
             activities                                           3,101            (1)             30             --          3,130
                                                             ----------    ----------    ------------   ------------   ------------
Cash Flows From Investing Activities:
     Capital expenditures                                        (2,423)           --             (22)            --         (2,445)
     Increase in deferred charges and other assets                 (371)           --              --             --           (371)
                                                             ----------    ----------    ------------   ------------   ------------
           Net cash flows used in investing activities           (2,794)           --             (22)            --         (2,816)
                                                             ----------    ----------    ------------   ------------   ------------
Cash Flows From Financing Activities:
     Proceeds from notes payable - affiliate                      5,745            --              --             --          5,745
                                                             ----------    ----------    ------------   ------------   ------------
          Net cash flows provided by financing activities         5,745            --              --             --          5,745
                                                             ----------    ----------    ------------   ------------   ------------
Net increase (decrease) in cash and cash equivalents              6,052            (1)              8             --          6,059

Cash and cash equivalents, beginning of period                   26,602            14              10             --         26,626
                                                             ----------    ----------    ------------   ------------   ------------
Cash and cash equivalents, end of period                     $   32,654    $       13    $         18   $         --   $     32,685
                                                             ==========    ==========    ============   ============   ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion and analysis of our financial position and operating results for our consolidated subsidiaries for the three and nine months ended September 30, 2002 and 2001, updates, and should be read in conjunction with, Management's Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

         Harrah's Entertainment received 49 percent of our equity on the Effective Date in exchange for its claims. Then on May 17, 2002, Harrah's Entertainment purchased an additional 2,000 shares of our common stock in an open market transaction, and on June 7, 2002, Harrah's Entertainment announced that it had purchased the shares previously issued to holders of claims under tranche B-1 of the bank credit facilities, bringing its total holdings to 7,805,306 shares (63%) of our common stock. On July 30, 2002, we entered into a merger agreement under which a Harrah's affiliate will acquire the remaining shares of our common stock that Harrah's does not already own (the "Merger"). Under terms of the merger agreement, which was unanimously approved by our full board of directors,

Harrah's has agreed to pay $10.54 per share for the remaining JCC Holding Company stock. The acquisition is subject to the approval of our shareholders, as well as gaming regulatory approvals and other customary conditions. The Merger is expected to be completed as soon as possible following the Special Meeting of Shareholders which is scheduled for December 9, 2002. It is anticipated that the existing litigation between Harrah's and JCC will be dismissed in connection with closing of the transaction. (see PART II, ITEM 1)

RESULTS OF OPERATIONS

         TOTAL NET REVENUES. For the three months ended September 30, 2002, net revenues increased $6.7 million (or 11.1%), while net revenues for the nine months ended September 30, 2002 increased by $28.3 million (or 16.0%) as compared to the same period in the previous year. The following table reflects the changes in revenues by category:


                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                                SEPTEMBER 30, 2002              SEPTEMBER 30, 2002
                                                INCREASE/(DECREASE)            INCREASE/(DECREASE)
                                            ---------------------------    ----------------------------
(IN THOUSANDS)                                   $               %               $             %
                                            ------------   ------------    ------------    ------------
Revenues:
     Casino                                 $      5,334            8.8%   $     22,170            12.2%
     Food and beverage                             1,028           17.7%          3,164            19.6%
     Retail, parking and other                       501           18.5%            973            11.7%
     Less - casino promotional allowances            207            2.2%         (2,006)           (6.7%)
                                            ------------                   ------------
          Total Net Revenues                $      6,656           11.1%   $     28,313            16.0%
                                            ============                   ============

         Casino revenue increased during the three and nine months ended September 30, 2002 by 8.8% and 12.2% respectively. While some of the growth in the last three months is attributable to a general recovery of business lost during 2001 due to the terrorist attacks in September 2001, the increase is primarily a result of marketing efforts focused on building volume over time through promotional events and slot offerings geared to a broader audience. We also experienced increased traffic volume during the first three months of 2002, primarily the result of Super Bowl fans, coupled with larger crowds this year for the Sugar Bowl and Mardi Gras.

         Food and beverage revenue increased during the three and nine months ended September 30, 2002 primarily due to increased complimentary revenue. Complimentary revenue increased in the first nine months of 2002 because of increased customer traffic and a heavier focus on internal, rather than external, complimentaries. Retail, parking and other revenue also increased during the three and nine months ended September 30, 2002 primarily due to increased parking revenues as a result of a change in complimentary parking policies, which were effective as of March 1, 2002. Promotional allowances decreased for the nine months ended September 30, 2002 due to a significant decrease in "cash back" and free coin offers.

         OPERATING EXPENSES. For the three and nine months ended September 30, 2002, operating expenses increased by $3.3 million (or 5.5%) and decreased by $2.7 million (or 1.4%), respectively, resulting in operating income of $4.0 million and $13.5 million, respectively. The following table reflects the changes in operating expenses by category:


                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                          SEPTEMBER 30, 2002              SEPTEMBER 30, 2002
                                          INCREASE/(DECREASE)             INCREASE/(DECREASE)
                                      ----------------------------     ----------------------------
(IN THOUSANDS)                             $               %                 $                %
                                      ------------    ------------     ------------    ------------
Operating Expenses:
     Direct:
          Casino                      $      1,507             4.7%    $    (10,993)           (9.9%)
          Food and beverage                    317             8.1%             913             8.0%
          Retail, parking and other             94             6.9%            (214)           (4.8%)
     General and administrative              1,465             7.9%           4,569             7.8%
     Depreciation and amortization            (132)           (4.2%)            330             3.7%
     Provision for asset impairment             --             0.0%           2,689           100.0%
                                                      ------------     ------------    ------------
          Total operating expenses    $      3,251             5.5%    $     (2,706)           (1.4%)
                                      ============    ============     ============    ============

         Payments to the Louisiana Gaming Control Board ("LGCB") were $15.1 million and $45.1 million for the three and nine months ended September 30, 2002, respectively, as compared to $13.5 million and $51.5 million for the same periods in 2001. The overall $6.4 million decrease in payments during the nine months ended September 30, 2002, was attributable to the decrease negotiated with the State in connection with our 2001 plan of reorganization. The remaining decrease in casino operating expenses for the nine months ended September 30, 2002 was primarily due to reduced costs of external complimentaries, lower labor costs related to operational efficiencies achieved through improved staffing and scheduling practices and reduced costs related to various broad-based marketing programs and promotions. There was a $1.6 million increase in payments to the LGCB for the three months ended September 30, 2002, as compared to the same period for 2001, due to the change in the minimum annual amount from $50 million in 2001 to $60 million in 2002. This increase more than offset the overall decrease in other casino operating expenses discussed above, resulting in an increase in total casino operating expenses for the quarter of $1.5 million.

         While food and beverage expenses increased in total year over year primarily due to increased volume resulting from the larger crowds in 2002, they have decreased as a percentage of food and beverage revenue due to increased buffet pricing. Retail, parking and other expenses decreased in the first nine months of 2002 due to lower cost of goods sold and lower labor costs related to operational efficiencies achieved through improved staffing and scheduling practices.

         General and administrative expenses increased for the three and nine months ended September 30, 2002 as a result of increased management fees and additional legal fees related to merger negotiations and the litigation described in Part II, Item 1. These increases more than offset the decrease resulting from negotiated price reductions related to various administrative services provided by Harrah's Entertainment and a decrease in utility and entertainment costs. Depreciation expense for the three months and the nine months ended September 30 remained relatively constant year over year.

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

         REORGANIZATION ITEMS. During the nine months ended September 30, 2001, we incurred reorganization expenses of $101 million. These expenses include a $90.3 million charge to reflect the write off of the unamortized balance of the discount of the senior subordinated notes, which were cancelled as a result of our plan of reorganization to record the amount of the allowed claim. The remaining expenses consisted primarily of consulting and legal fees, and costs associated with retention bonuses.

         OTHER INCOME (EXPENSE). For the three months ended September 30, 2002 and 2001, we incurred interest charges of $2.2 million and $2.6 million, respectively. This decrease is the result of lower interest rates on our $124.5 million Senior Notes due 2008 (the "Senior Notes"). However, for the nine months ended September 30, 2002, interest charges of $6.5 million exceeded interest charges for the nine months ended September 30, 2001 of $6.2 million by approximately $300,000. The reason for the year over year increase is that during the first three months of 2001, we incurred interest for only five days on our long term debt and other obligations as a result of our voluntary bankruptcy petition. Subsequent to March 29, 2001, interest charges were incurred related to our $35 million revolving credit facility and our $124.5 million Senior Notes.

         For the nine months ended September 30, 2002 and 2001, we generated interest income of $397,000 and $403,000, respectively, attributable primarily to overnight repurchase investments of balances in our operating and capital reserve accounts, as well as short-term commercial paper investments made with available funds during the nine months ended September 30, 2002.

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

         PROVISION FOR INCOME TAXES. As a result of the bankruptcy reorganization in 2001, JCC Holding Company and Subsidiaries recognized cancellation of debt income ("CODI"). Under Internal Revenue Code Section 108, the Company was required to reduce its tax attributes in an amount equal to the CODI in 2002. The amount of the CODI was $441.9 million. The net operating loss carryforwards, general business credits and tax basis of depreciable property were reduced by $279.5 million, $0.8 million, and $161.6 million, respectively. After the tax attribute reductions no net operating loss carryforwards or general business credits remained. The net tax basis of the fixed assets was $181.1 million. The valuation allowance decrease of $75.0 million primarily relates to the reduction of the tax attributes for the CODI.

         The Company recorded income tax expense of $0.7 million in the three months ended September 30, 2002. The Company also has net deferred tax assets of $35.0 million as of September 30, 2002 that are offset by a valuation allowance in an equal amount due to the uncertainty of future taxable income.

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

         WORKING CAPITAL FOR OPERATIONS. During the nine months ended September 30, 2002, net cash flow provided by operations was $21.6 million compared to $3.1 million for the nine months ended September 30, 2001. The improvement in cash flow provided by operating activities as compared to the same period last year is due to improved operating results coupled with the reduction in the minimum annual payment to the Louisiana Gaming Control Board. During 2002, cash from operations was used to fund capital expenditures totaling $3.0 million, resulting in an increase in cash at September 30, 2002 of $18.6 million. As of September 30, 2002, there were no outstanding borrowings under our $35 million revolving line of credit.

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

         Our Senior Notes provide for quarterly interest payments at a rate equal to LIBOR plus 2.75% annually. According to the terms of the Indenture governing them, during the first year commencing April 1, 2001, 50% of the interest payments on the notes may be paid in kind at the borrower's option. However, our new revolving credit agreement requires that we pay 50% of the interest payments during the first year in kind. As of November 8, 2002, we have paid $6.8 million in cash interest on these notes and paid $3.8 million in interest in kind by issuing additional new term notes. Principal payments on these notes are to be made semi-annually on November 15 and May 15 of each year commencing November 2002. Until May 2005, the payments are calculated at 50% of semi annual free cash flow, as defined in the Indenture governing our Senior Notes. Commencing September 30, 2005, principal payments of $1.5 million per quarter are due, with one final payment of all amounts due at March 31, 2008. For the period April 1 through September 30, 2002, free cash flow (as calculated per the Indenture) was $9.2 million. Accordingly, on November 15, 2002, we are required to make a principal payment on these notes in the amount of $4.6 million, or 50% of the free cash flow.

         Our revolving credit agreement is provided by Harrah's Entertainment and its affiliates and provides an available line of credit of up to $35 million, with a letter of credit sublimit of $10 million. Interest is payable at LIBOR plus 3.00%. The facility matures on March 30, 2006, subject to extension until March 30, 2007 at the borrower's option. The revolver will be used to fund our operating needs that are not fulfilled by cash flows from operations of our casino. As of November 8, 2002, there were no outstanding borrowings and $700,000 in outstanding letters of credit issued under this revolving credit facility.

         Once the proposed merger is completed, our debt will remain an obligation of JCC Holding Company and its subsidiaries.

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

         Our Casino Operating contract requires us to find a guarantor by March 31, 2003 to provide the guaranty for the period April 1, 2005 through March 31, 2006. Failure to obtain this guaranty is a "termination event" leading to the automatic termination of the casino operating contract. In addition, an automatic termination of our Casino Operating contract is an event of default under our ground lease with the City of New Orleans, the Indenture governing our Senior Notes and our revolving credit facility. Harrah's Entertainment is under no obligation to provide the additional guaranty under its current agreement. However, on October 29, 2002 we received notification from Harrah's Entertainment and Harrah's Operating Company of their election to renew the guaranty for the period April 1, 2005 through March 31, 2006, pursuant to the terms of the HET/JCC Agreement.

         In addition, as of the effective date of our reorganization, certain restrictions previously imposed by the State of Louisiana through our casino operating contract on food and restaurant facilities, service, lodging and the sale of products not directly related to gaming operations have been modified to be less restrictive.

         Additionally, in connection with our plan of reorganization, the City of New Orleans agreed to reduce the payments and other impositions required in connection with our ground lease with the City by $5 million per year. We worked with the Special Development Projects Committee to develop a list of lease modifications and other items that we could agree upon, and on January 17, 2002, the City Council approved an ordinance and lease amendments that delineate these changes as outlined below. Each item agreed upon either reduces payments required under the amended ground lease, or lifts some operating restriction that we believe will result in improved operating performance by providing cost savings other than the lease payments or by providing additional revenue opportunities. The following is a summary of the material items agreed upon:

         o Jazz Casino was granted an annual credit of $2.1 million in property tax reduction;

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

         o A number of significant adjustments to the reporting, record keeping and other administrative requirements of the Open Access Plans and Program, designed to facilitate participation by minorities, women and disadvantaged persons and business enterprises in developing, constructing and operating the casino, which will result in cost savings and reduction of exposure for defaults under that plan;

         o The City has agreed to a reduction in the number of parking spaces required to be dedicated to casino use. As a result, up to 275 spaces may be rented by Jazz Casino to third parties under parking contracts, which will provide additional revenue to us; and

         o Mutual waivers of any defaults that any parties can allege up to the effective date of the amendments and a requirement of the dismissal of all legal proceedings filed by any parties as a result of the $5 million reduction issue.

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

         Notwithstanding the proposed merger, we currently expect payments on our short-term obligations to be made from cash flows from operations. Barring unforeseen extenuating circumstances that would materially and adversely affect our financial condition, we should have sufficient liquidity to meet our long-term obligations.

         EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION. Earnings before interest, taxes, depreciation, and amortization ("EBITDA"), for the three months ended September 30, 2002 was $7.2 million as compared to $3.9 million in the three months ended September 30, 2001. The improvement in EBITDA is related primarily to increased revenues and improved operating results.

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

         Under our amended management agreement, there are performance targets that the manager must meet for each twelve-month period ended March 31, beginning with the twelve months ended March 31, 2002. Under the terms of the amended management agreement, failure to meet these targets, unless such failure is the result of a force majeure as defined in the management agreement, could result in termination of the agreement. The targets, which have been previously established for the first three fiscal periods, are based on a calculation of earnings before interest, income taxes, depreciation, amortization and management fees, adjusted for certain corporate overhead costs, minimum payments to the State and rent to the City ("Adjusted EBITDAM"). For the twelve months ended March 31, 2003, the target Adjusted EBITDAM is 84% of $127.4 million, or $107 million. Actual results for the six-month period ended September 30, 2002, produced $70.0 million in Adjusted EBITDAM.

         CAPITAL EXPENDITURES. Pursuant to our amended and restated ground lease with the Rivergate Development Corporation and City of New Orleans, our management agreement with our manager and our casino operating contract, we established a capital replacement fund to fund the capital expenditures necessary to operate the casino. We were contractually required to fund monthly payments into the capital replacement fund in an aggregate amount equal to $3 million for the first 12 months following the casino's opening, $4 million for the second 12 months following the casino's opening, $5 million for the third 12 months following the casino's opening, and 2% of the gross revenues of the casino for each fiscal year thereafter. As of September 30, 2002, we had deposited $11.2 million into the interest-bearing capital reserve account and expended approximately $7.7 million. Funds in this account are restricted for uses in accordance with the terms of the ground lease.

         As a result of our plan of reorganization, we are now free to expand our seated buffet facilities from 250 to 400 seats and develop a restaurant with seating for 150 people. The buffet expansion project is currently in the design phase. Final details, plans and budgets have not been completed, so we have not yet determined how much capital will be required for this expansion or the addition of the restaurant. We expect the buffet expansion to be completed in 2003. The funds for the balance of such expansion and development will need to be obtained from cash flow from operations or external financing in the event the Merger does not close.

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

         We have spent approximately $2.4 million through September 30, 2002 towards developing a master plan for the build out and leasing of the second floor of the casino for non-gaming uses and for construction-related work that needed to take place on the second floor of the casino prior to opening the casino in order to prevent disruption to the casino's gaming operations. We presented a preliminary master plan governing the use of the second floor of the casino to the City of New Orleans on February 22, 2000, and a revised plan on August 28, 2001. In the event the merger is not consummated, we intend to further revise the master plan to include restaurant facilities now that the restrictions against us providing such facilities have been reduced as a result of our plan of reorganization. However, no development plans for the second floor have been approved and construction has not commenced.

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

         Funds from the sale of these two properties will not be sufficient to complete development of the second floor. Restrictions contained in the Indenture governing our Senior Notes limit our ability to use casino cash flow for construction on the second floor or other non-casino properties. Therefore, alternative financing will be required in order to complete the second floor. Other than the proceeds from the sale of land, we have not obtained any funding for these developments, and cannot assure that we will ever be able to do so.

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

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to exit or disposal plan. Statement No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not believe the impact of any required changes on our financial statements will be material.

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

         We have a significant amount of indebtedness, which accrues interest at variable rates. As of September 30, 2002, the aggregate amount of our outstanding indebtedness was $128.4 million. The interest rate of our variable rate indebtedness will fluctuate with changes in the LIBOR rate applicable under our credit facility. A change in LIBOR under our credit facility will affect the interest rate at which indebtedness outstanding under the credit facility accrues. As a result, a significant increase in LIBOR could materially and adversely affect our financial position and results of operations. For example, a 50 basis point movement in interest rates would result in an approximate $642,000 annualized increase or decrease in interest expense based on the outstanding balance of our variable rate indebtedness as of September 30, 2002.

ITEM 4. DISCLOSURE CONTROLS

         Our principal executive officer and principal accounting officer have evaluated our disclosure controls and procedures within 90 days prior to the date of filing of this Quarterly Report on Form 10-Q for the period ending September 30, 2002. They believe that our current internal controls and procedures are effective and designed to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the appropriate time periods specified by the SEC, and that such information is accumulated and communicated to our principal executive officer and principal accounting officer as appropriate to allow timely decisions to be made regarding required disclosure. Subsequent to the date of the evaluation, there were no significant corrective actions taken by us or other changes made to these internal controls. Management does not believe there were changes in other factors that could significantly affect these controls subsequent to the date of the evaluation.

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

         Following our reduction in the Casino's work force on July 17, 2001, former employees of the Casino filed lawsuits against us in the Civil District Court for the Parish of Orleans, State of Louisiana on August 3, 2001. The Plaintiffs are seeking damages for being laid off prior to the expiration of the term of alleged employment contracts between our employees and us. On October 29, 2002, the trial judge ruled that this matter could proceed as a class action. We believe that we have strong legal and factual defenses, and intend to vigorously contest the claims. No assurances can be given as to the outcome of such lawsuits, and consequently, we cannot reasonably predict at this time whether the final outcome of these matters will materially and adversely affect our results of operations, cash flows, or financial condition.

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

         On April 18, 2002, JCC Holding Company and Jazz Casino Company, L.L.C. filed suit against Harrah's New Orleans Management Company, Harrah's Operating Company, Harrah's Entertainment, Philip Satre, Bill Noble, and Anthony Sanfilippo in Civil District Court for the Parish of Orleans, State of Louisiana. Philip Satre is Chairman of the Board of Harrah's Entertainment, Chairman of the Board and Chief Executive Officer of Harrah's New Orleans Management Company, and was the Chief Executive Officer of Harrah's Entertainment and a director on our board at the time the suit was filed. Bill Noble was Senior Vice President and General Manager of HNOMC at the time the suit was filed. Anthony Sanfilippo is President of Harrah's New Orleans Management Company and President of the Central Division of Harrah's Entertainment, and was a director on our board at the time the suit was filed. Our suit alleges that the Harrah's entities failed to adhere to the terms and provisions of the management agreement with respect to advertising, marketing and promoting our Casino, and that the Harrah's entities diverted business from our Casino, where Harrah's Entertainment then owned a 49% interest, to other properties wholly owned by Harrah's Entertainment. We are seeking damages for violation of the management agreement and certain tortious conduct, as well as an injunction, as provided for under the management agreement, to prevent future diversion of business. It is anticipated that this lawsuit will be dismissed with prejudice upon the closing of the Merger. Therefore, the ultimate outcome of this litigation and its possible effect on the company is uncertain.

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

         On July 31, 2002, Michael Shapiro, who purports to be a stockholder of the Company, filed a putative class action complaint (the "Shapiro Action") in the Court of Chancery of the State of Delaware against Stephen H. Brammell, Gary
W. Loveman, Paul Debban, Charles Teamer, Sr., Christopher Lowden, Preston Smart, Eddie N. Williams, JCC Holding Company, and Harrah's Entertainment, Inc. seeking to enjoin the Merger and seeking damages against the defendants. Also on July 31, 2002, Nechuma Cohen, who purports to be a stockholder of the Company, filed a putative class action complaint (the "Cohen Action") in the Court of Chancery of the State of Delaware against the same defendants named in the Shapiro Action seeking to enjoin the Merger and seeking damages against the defendants. On August 1, 2002, Marc L. Bernstein, who purports to be a stockholder of the Company, filed a putative class action complaint (the "Bernstein Action") in the Court of Chancery of the State of Delaware against the same defendants named in the Shapiro Action and Rudy J. Cerone (a former director of the Company), seeking to enjoin the Merger and seeking damages against the defendants.

Each of the Shapiro Action, Cohen Action, and Bernstein Action attack the Merger asserting allegations of domination and control by Harrah's Entertainment and allege breaches of fiduciary duties to the corporation and its stockholders in connection with the Merger. We believe that we have strong legal and factual defenses against these claims, and intend to contest them vigorously. No assurances can be given as to the outcome of such lawsuits, and consequently, we cannot reasonably predict at this time whether the final outcome of these matters will materially and adversely affect our results of operations, cash flows, or financial condition.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

      99.1*         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      99.2*         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith


         (b)      Reports on Form 8-K.

                  (1) On July 31, 2002 we filed a Current Report on Form 8-K pursuant to Item 5. Other Events concerning our press release dated July 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      JCC HOLDING COMPANY


Date: November 14, 2002           By: /s/ Paul D. Debban
                                      ------------------------------------------

                                      Paul D. Debban, President
                                      (Duly Authorized Officer)



Date: November 14, 2002           By: /s/ L. Camille Fowler
                                      ------------------------------------------

                                      L. Camille Fowler, Vice President-Finance,
                                      Treasurer and Secretary
                                      (Principal Financial Officer and Principal
                                      Accounting Officer of the Registrant)

                                 CERTIFICATIONS

I, Paul D. Debban, certify that:

1. I have reviewed this quarterly report on Form 10-Q of JCC Holding Company.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                                     /s/ PAUL D. DEBBAN
                                                     ---------------------------
                                                     Paul D. Debban
                                                     President

I, L. Camille Fowler, certify that:

1. I have reviewed this quarterly report on Form 10-Q of JCC Holding Company.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                            /s/ L. CAMILLE FOWLER
     -------------------------                    ------------------------------
                                                  L. Camille Fowler
                                                  Vice President-Finance,
                                                  Treasurer and Secretary

                                  EXHIBIT INDEX

     EXHIBIT
       NO.                               DESCRIPTION
     -------                             -----------

      99.1*       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      99.2*       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



*  Filed herewith